Form 10-Q
period 1996-09-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1996-11-12
CIK 915354

FORM 10-Q

                   SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D.C.  20549


[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE SECURITIES  EXCHANGE  ACT  OF  1934

For the quarterly period ended September 30, 1996


                                    OR


[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE SECURITIES  EXCHANGE  ACT  OF  1934

For the transition period from __________ to ______________

Commission file number:  1-12754

                   O'SULLIVAN INDUSTRIES HOLDINGS, INC.
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

Delaware     43-1659062
------------------------------             ---------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)              Identification No.)

1900 Gulf Street, Lamar, Missouri               64759-1899
----------------------------------------      ---------------
(Address of principal executive offices)        (ZIP Code)

                              (417) 682-3322
            --------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ------     ------

As of November 1, 1996, 16,801,633 shares of Common Stock of
O'Sullivan Industries Holdings, Inc., par value $1.00 per share, and associated preferred stock purchase rights were outstanding.

PAGE

                           PART  I
                                  -------

ITEM 1.  FINANCIAL STATEMENTS

        O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.  AND  SUBSIDIARIES
                CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
                 (in thousands, except for per share data)

                                     Sept. 30,   June 30,
         Assets:                        1996       1996
         ------                      ---------   --------
Current assets:
  Cash and cash equivalents          $  1,966    $    506
  Trade receivables, net of allowance
     for doubtful accounts of $2,162
     and $1,225, respectively          62,488      53,570
  Inventories:
     Finished merchandise              22,864      26,031
     Work in process                    5,609       5,116
     Raw materials                      9,529      10,334
                                     --------    --------
                                       38,002      41,481
  Prepaid expenses and other
     current assets                     2,260       2,347
                                     --------    --------
         Total current assets         104,716      97,904
                                     --------    --------
Property, plant and equipment,
     at cost                          114,603     112,828
  Less accumulated depreciation
     and amortization                 (46,162)    (44,838)
                                     --------    --------
                                       68,441      67,990
Goodwill, net of accumulated
  amortization                         46,006      46,423
                                     --------    --------
                                     $219,163    $212,317
                                     ========    ========
Liabilities and Stockholders' Equity:
------------------------------------
Current liabilities:
  Accounts payable                   $  9,584    $ 11,046
  Accrued liabilities                  17,945      14,955
  Income taxes payable                  2,925         767
                                     --------    --------
     Total current liabilities         30,454      26,768
                                     --------    --------

Long-term debt                          30,000     30,000
Deferred income taxes                   13,934     13,934

Stockholders' equity:
  Preferred stock; $1.00 par value,
     20,000,000 shares authorized,
     none issued                            -           -
  Common stock; $1.00 par value,
     100,000,000 shares authorized,
     16,819,950 issued                 16,820      16,820
  Additional paid-in capital           87,807      87,775
  Retained earnings                    40,496      37,020
                                     --------    --------
                                      145,123     141,615
  Less common stock in treasury
     at cost, 40,317 shares in 1997;
     none in 1996                         348           -
                                     --------    --------
     Total stockholders' equity       144,775     141,615
                                     --------    --------
Commitments and contingencies
     (see Note 4)                    --------    --------
                                     $219,163    $212,317
                                     ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                     2
PAGE

        O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.  AND  SUBSIDIARIES
           CONSOLIDATED STATEMENTS  OF  OPERATIONS  (UNAUDITED)
                 (in thousands, except for per share data)

                                              Quarter ended
                                               September 30,
                                          ----------------------
                                            1996       1995
                                          -------    -------

Net sales                                  $83,126   $74,774
Costs and expenses:
  Cost of sales                             60,574    59,890
  Selling, marketing and administrative     16,200    11,655
  Interest, net                                718     1,057
                                           -------   -------
                                            77,492    72,602
                                           -------   -------
Income before income tax provision           5,634     2,172
Income tax provision                         2,158       824
                                           -------   -------
Net Income                                 $ 3,476   $ 1,348
                                           =======   =======

Earnings per common share                  $0.21     $0.08
                                           =======   =======

Weighted average common shares outstanding 16,806    16,820
                                           =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

        O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.  AND  SUBSIDIARIES
          CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
                              (in thousands)


                                              Quarter ended
                                              September 30,
                                          ----------------------
                                            1996       1995
                                          -------    -------
Cash flows from operating activities:
  Net income                              $ 3,476    $ 1,348
  Adjustments to reconcile net income to
     net cash provided (used)
     by operating activities:
         Depreciation and amortization      2,437      2,343
  Changes in current assets and
         liabilities:
     Trade receivables                     (8,918)    (7,062)
     Inventories                            3,479     (1,761)
     Other assets                              77        475
     Accounts payable, accrued
         liabilities and
         income taxes payable               3,686      4,128
                                          -------    -------
         Net cash provided (used) by
            operating activities            4,237       (529)
                                          -------    -------
Cash flows from investing activities:
  Capital expenditures                     (2,471)      (831)
                                          -------    -------
Cash flows from financing activities:
  Additions to long-term debt                   -      1,000
  Purchase of treasury stock                 (730)         -
  Sale of common stock to employee
     benefit plans                            424          -
                                          -------    -------
         Net cash flows provided (used)
            for financing activities         (306)     1,000
                                          -------    -------
Net increase (decrease) in cash and
     cash equivalents                       1,460       (360)
Cash and cash equivalents, beginning
     of period                                506        564
                                          -------    -------
Cash and cash equivalents, end of period  $ 1,966    $   204
                                          =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

           O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)

                                   Preferred                Common
                                     stock                   stock
                               ------------------        ----------------
                                Shares   Dollars          Shares  Dollars
                               --------  -------         -------  -------


Balance, June 30, 1996             -     $  -             16,820  $16,820

Net income                         -        -               -        -
Translation adjustment             -        -               -        -
Purchase of common stock           -        -               -        -
Sale of common stock               -        -               -        -
                                -------- --------        -------  -------

Balance, September 30, 1996        -     $  -             16,820   $16,820
                                ======== ========        ======== ========


                       Additional            Treasury           Total
                        paid-in  Retained      stock         stockholders'
                        capital  earnings  Shares   Dollars     equity
                       --------  -------- --------  -------  ------------

Balance, June 30, 1996  $87,775  $37,020    -     $   -       $141,615

Net income                    -   3,476     -         -          3,476
Translation adjustment      (10)    -       -         -            (10)
Purchase of common stock      -     -       (90)      (730)       (730)
Sale of common stock         42     -        50        382         424
                        -------  ------- -------- ---------   ---------

Balance, September 30, 1996
                        $87,807 $40,496     (40)  $   (348)   $144,775
                        =======  ======= ======== =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                  O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.
        NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
                            September 30, 1996


NOTE 1 - BASIS OF PRESENTATION

    The unaudited consolidated financial statements included herein have been prepared by O'Sullivan Industries Holdings, Inc. and subsidiaries (the "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The interim results are not necessarily indicative of the results which may be expected for a full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Accounting for Stock-Based Compensation: In October 1995, the FASB issued FAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective July 1, 1996, the Company adopted FAS 123 establishing financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Entities electing to remain with the intrinsic method of accounting pursuant to APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company will account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and will make the disclosures in its footnotes as required by FAS 123.

    Impairment of Long-Lived Assets: In March 1995, the FASB issued FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"), which is effective for fiscal years beginning after December 15, 1995. Effective July 1, 1996, the Company adopted FAS 121, which requires that long-lived assets (i.e., property, plant and equipment and goodwill) held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets. The adoption of this statement had no impact on the Company's results of operations nor its financial position.

NOTE 3  - INCENTIVE STOCK PLAN

    On July 1, 1996, the Board of Directors granted, subject to stockholder approval, options to purchase 625,250 shares of common stock to the Company's officers and other key employees. To the extent certain performance objectives regarding (a) Company quarterly earnings measured against Company goals and (b) quarterly percentage sales increases measured against a competitor are met, the options become exercisable in up to one-third increments on each of the first three anniversaries of the date of the grant and expire ten years after the date of the grant. To the extent the performance objectives are not met, the options become exercisable on August 10, 2003 and expire September 10, 2003. If approved, the Company will recognize compensation expense equal to the difference between the exercise price of $7.1875 and the fair market value of the Company's common stock on November 14, 1996, the date of stockholder approval, over the appropriate vesting period.

    Additionally, the Board of Directors granted 260,200 options that were not based on attaining performance objectives. Full vesting terms ranged from three to five years with the options expiring ten years from the date of the grant. The exercise price for these options is equal to the fair market value on the date of the grant, July 1, 1996; therefore, no compensation expense was recognized.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
    On July 30, 1996, Fisher-Price, Inc. filed suit against O'Sullivan Industries, Inc. in the Supreme Court of New York, Erie County, alleging breach of a License Agreement between O'Sullivan Industries, Inc. and Fisher-Price. Pursuant to the License Agreement, the Company was to have manufactured a line of furniture under the Fisher-Price name. The suit alleges a failure to pay minimum royalties under the License Agreement of $1,400,000. The Company believes that the License Agreement was terminated in September 1995 and that it has meritorious defenses against the suit and will defend itself vigorously. The ultimate outcome of this matter cannot be predicted at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Net sales for the quarter ended September 30, 1996, increased 11.2% to $83.1 million from $74.8 million for the prior year quarter. The increase in sales was due to an increase in the average selling price per unit and an increase in the number of units sold. The Company had strong sales increases in both the office products and mass merchant distribution channels. Recently introduced products, such as the Cockpit [TM], have contributed to increased customer demand for higher-priced, ergonomically designed office products. The increases in the channels mentioned above were partially offset by lower sales through the furniture/specialty channel as compared with the first quarter of fiscal 1996.

    On September 4, 1996, two of the Company's office superstore customers, Office Depot, Inc. and Staples, Inc., announced a definitive agreement to merge into a single company. O'Sullivan sells its products to both Office Depot and Staples. Management does not currently anticipate this merger to materially impact sales to these customers; however, there can be no assurance that future purchases will not be materially changed.

    On September 24, 1996, one of the Company's largest customers, Best Products Co., Inc., filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Best Products subsequently announced that it has signed an agreement to sell substantially all retail store-related assets to two investment groups. Further announcements stated that the investment groups planned to liquidate the assets of the retailer, essentially terminating the existence of Best Products as a retailer and leaving the corporate shell with approximately $535 million in bankruptcy-related liabilities offset by estimated cash of $410 million from the sale of the assets. All of the above dealings are subject to approval by the United States Bankruptcy Court. There can be no certainty that the Company will be able to replace these sales. Sales to Best Products approximated $5 million in the first quarter of fiscal 1997 and $20 million in the fiscal year ended June 30, 1996.
The Company expects to receive orders from two major home improvement retailers which should partially offset lost sales to Best Products.


                                     8
PAGE

    The Company's gross margin increased to $22.6 million, or 27.1% of sales, for the quarter ended September 30, 1996, from $14.9 million, or 19.9% of sales, in the prior year quarter. The Company's higher gross margin was due to several factors including: (i) lower material costs, particularly packaging materials, particle board and fiberboard; (ii) decreased overhead on a per unit basis due to increased volume and capacity utilization rates; (iii) changes in product mix resulting in the production and sale of more expensive, higher margin products; and (iv) a change in the freight program of a large customer which increased sales and selling expenses on a dollar for dollar basis, effectively increasing gross margin.

    Selling, marketing and administrative expenses increased to $16.2 million or 19.5% of sales, from $11.7 million or 15.6% of sales, for the comparable prior year period. The increase in selling, marketing and administrative expenses is due primarily to higher advertising costs associated with promotional efforts with certain customers and higher outbound freight costs associated with the change in the freight program of a large customer. Additionally, a bad debt reserve of $0.8 million ($0.5 million after-tax) was established relating to the bankruptcy filing of Best Products, which is disclosed above. The Company's gross trade receivables from Best Products approximated $1.7 million on September 30, 1996. The Company believes that it has adequately reserved its receivable from Best Products.

    Interest expense decreased by $0.3 million to $0.7 million for the first quarter of fiscal 1997. The decrease was due to reduced borrowings caused by lower working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1996, the Company had cash and cash equivalents amounting to $2.0 million and net working capital of $74.3 million.

    Cash provided by operating activities during the three month period ended September 30, 1996, amounted to $4.2 million compared to cash used by operating activities of $0.5 million in the comparable prior year period. The increase in cash flows from operations resulted primarily from increased net income and the reduction in inventories which was partially offset by an increase in receivables. Of the $4.2 million in cash flow provided by operating activities, approximately $2.5 million was used for capital expenditures.


                                     9
PAGE

    At September 30, 1996, the Company had long-term debt outstanding of $30.0 million; $10.0 million industrial revenue bonds that bear interest at 8.25% and mature on October 31, 2008 and $20.0 million in private placement debt with certain insurance companies at 8.01% due fiscal 2003. The Company also has a $30 million Revolving Credit Agreement with two banks. At September 30, 1996 there were no borrowings under the revolving line of credit. The Credit Agreement also includes a $10.8 million standby letter of credit established in favor of Tandy Corporation. The letter of credit indemnifies Tandy Corporation from its obligations as guarantor of the $10 million industrial revenue bonds for which a subsidiary of the Company is the obligor. Tandy can draw against the standby letter of credit only in the event that it must pay any amount with respect to the bonds. Debt as a percentage of total capitalization was 17.1% and 26.7% at September 30, 1996 and September 30, 1995, respectively.

    The Company believes that cash flow from operations, along with current unused balances under existing credit agreements, will be sufficient to fund the Company's operations in fiscal 1997, including capital expenditures, which are currently estimated at approximately $12.0 to $15.0 million.

    The Company currently is in compliance with all relevant covenants of its debt agreements.

SEASONALITY

    The Company generally experiences increased sales in the first and second quarters of the fiscal year in anticipation of the holiday selling season.



                      PART II     OTHER  INFORMATION

ITEM 5.   OTHER INFORMATION.

    Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation in Part I of this report contain forward-looking statements. There are certain important factors which could cause results to differ materially from those anticipated by some of the statements made in this report. Some of the important factors which could cause actual results to differ materially

                                     10
PAGE
from those in the forward-looking statements include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise, pending litigation described above, pricing pressures due to excess capacity, raw material cost increases, transportation cost increases, the inability of a major customer to meet its obligations, loss of significant customers in connection with a merger or acquisition or otherwise, increased advertising costs associated with promotional efforts, change of tax rates, change of interest rates, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.


                                    11
PAGE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:


Exhibit No. Description
----------- ------------------------------------------------------------

2           Amended and Restated Stock Exchange Agreement dated as of
            February 1, 1994 between O'Sullivan Industries Holdings, Inc.
            (the "Company") and TE Electronics Inc. ("TE") (incorporated by reference from Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-12754))

3.1 & 4.1   Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Registration Statement on
            Form S-1 (File No. 33-72120))

3.2 & 4.2   Bylaws of the Company (incorporated by reference from
            Exhibit 3.2 to Registration Statement on Form S-1 (File
            No. 33-72120))

4.3 Specimen Stock Certificate of the Company (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to Registration
            Statement on Form S-1 (File No. 33-72120))

4.4         Rights Agreement dated as of February 1, 1994 between the
            Company and the First National Bank of Boston, as Rights Agent
            (incorporated by reference from Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1994
            (File No. 1-12754))

27          Financial Data Schedule


  (b)       REPORTS ON FORM 8-K:

            None

                                SIGNATURES
                                ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    O'SULLIVAN INDUSTRIES HOLDINGS, INC.
    (Registrant)



Date: November 8, 1996   By:    /s/ Daniel F. O'Sullivan
                                Daniel F. O'Sullivan
                                Chairman of the Board
                                and Chief Executive Officer


Date: November 8, 1996          /s/ Terry L. Crump
                                Terry L. Crump
                                Vice President - Finance
                                and Chief Financial Officer
                                (Principal Financial and Accounting Officer)