Form 10-Q
period 1996-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1997-02-14
CIK 915354

Form 10-Q

              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549


(Mark One)
[ X ]QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934
For the quarterly period ended December 31, 1996


                                OR


[   ]TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from _____________ to _________________

Commission file number:  1-12754


               O'Sullivan Industries Holdings, Inc.
      (Exact name of registrant as specified in its charter)

   Delaware                                    43-1659062
(State or other jurisdiction of
incorporation or organization)               (I.R.S. Employer
                                            Identification No.)

1900 Gulf Street, Lamar, Missouri                    64759-1899
(Address of principal executive offices)             (ZIP Code)

                          (417) 682-3322
       (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [ X ]     No [   ]

    As of February 10, 1997, 16,773,533 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $1.00 per share, and associated preferred stock purchase rights were outstanding.

                             PART I
Item 1.  Financial Statements

            O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (in thousands, except for per share data)

                                                   December 31,       June 30,
            Assets:                                    1996             1996
            ------                                 ------------       --------
Current assets:
   Cash and cash equivalents                         $ 10,378      $     506
   Trade receivables, net of allowance for
       doubtful accounts of $2,006 and
       $1,225, respectively                            56,929         53,570
   Inventories:
       Finished merchandise                            27,372         26,031
       Work in process                                  5,842          5,116
       Raw materials                                   10,547         10,334
                                                      -------        -------
                                                       43,761         41,481
   Prepaid expenses and other current assets            2,309          2,347
                                                      -------        -------
         Total current assets                         113,377         97,904
                                                      -------        -------
Property, plant and equipment, at cost                113,611        112,828
   Less accumulated depreciation and amortization     (44,996)       (44,838)
                                                      -------        -------
                                                       68,615         67,990

Goodwill, net of accumulated amortization              45,590         46,423
                                                      -------        -------
                                                     $227,582       $212,317
                                                      =======        =======

         Liabilities and Stockholders' Equity:
         ------------------------------------

Current liabilities:
   Accounts payable                                  $ 10,735       $ 11,046
   Accrued liabilities                                 20,403         14,955
   Income taxes payable                                 3,306            767
                                                      -------        -------
         Total current liabilities                     34,444         26,768
                                                      -------        -------

Long-term debt, less current maturities                30,000         30,000
Deferred income taxes                                  13,934         13,934

Stockholders' equity:
   Preferred stock; $1.00 par value, 20,000,000 shares
       authorized, none issued                              -              -
   Common stock; $1.00 par value, 100,000,000 shares
       authorized, 16,819,950 issued                   16,820         16,820
   Additional paid-in capital                          87,861         87,775
   Retained earnings                                   45,070         37,020
                                                     --------       --------
                                                      149,751        141,615
   Less common stock in treasury at cost,
       46,617 shares in 1997; none in 1996                547              -
                                                     --------       --------
       Total stockholders' equity                     149,204        141,615
                                                     --------       --------
Commitments and contingencies (Note 4)
                                                     --------       --------
                                                     $227,582       $212,317
                                                      =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

            O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (in thousands, except for per share data)

                                       Three months ended    Six months ended
                                           December 31,         December 31,
                                       ------------------    ----------------
                                        1996        1995      1996      1995
                                      -------     -------    -------  -------
Net sales                             $80,593     $79,574   $163,719  $154,348

Costs and expenses:
   Cost of sales                       56,967      63,430    117,541   123,320
   Selling, marketing and
      administrative                   15,616      14,315     31,816    25,970
   Interest, net                          597       1,089      1,315     2,146
                                      -------     -------    -------   -------
                                       73,180      78,834    150,672   151,436
                                      -------     -------    -------   -------
Income before income tax provision      7,413         740     13,047     2,912
Income tax provision                    2,839         282      4,997     1,106
                                      -------    --------    -------   -------
Net Income                           $  4,574   $     458   $  8,050  $  1,806
                                      =======    ========    =======   =======

Earnings per common share               $0.27       $0.03      $0.48     $0.11
                                        =====       =====      =====     =====
Weighted average common shares
   outstanding                         16,787      16,820     16,797    16,820
                                       ======      ======     ======    ======

The accompanying notes are an integral part of these consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                        Six months ended
                                                           December 31,
                                                      ---------------------
                                                        1996         1995
                                                      --------     --------
Cash flows from operating activities:
   Net income                                         $  8,050     $  1,806
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Depreciation and amortization                    4,868        4,550
   Changes in current assets and liabilities:
     Trade receivables                                  (3,359)     (10,705)
     Inventories                                        (2,280)       2,504
     Other assets                                           31          167
     Accounts payable, accrued liabilities and
        income taxes payable                             7,676        4,406
                                                        ------       ------
        Net cash provided by operating activities       14,986        2,728
                                                        ------       ------

Cash flows from investing activities:
   Capital expenditures                                 (4,660)      (1,650)

Cash flows from financing activities:
   Repayment of long-term debt                               -       (1,000)
   Purchase of treasury stock                           (1,493)           -
   Sale of common stock to employee benefit plans        1,039            -
                                                        ------       ------
   Net cash flows provided (used)
        for financing activities                          (454)      (1,000)
                                                        ------       ------

Net increase in cash and cash equivalents                9,872           78
Cash and cash equivalents, beginning of period             506          564
                                                        ------       ------
Cash and cash equivalents, end of period               $10,378      $   642
                                                        ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                 (in thousands)

                               Preferred stock              Common stock
                               ---------------              ------------
                            Shares        Dollars        Shares       Dollars
                            ------        -------       --------      -------
Balance, June 30, 1996        -           $  -           16,820       $16,820

   Net income                 -              -              -            -
   Translation adjustment     -              -              -            -
   Purchase of common stock
   Sale of common stock
                            ------        --------       ------       -------
Balance, December 31, 1996    -           $  -           16,820       $16,820
                            ======        ========       ======       =======

                          Additional            Treasury stock     Total
                           paid-in   Retained                  stockholders'
                           capital   earnings  Shares  Dollars     equity
                          ---------- --------  ------  ------- -------------

                          C>
Balance, June 30, 1996     $87,775    $37,020    -     $  -      $141,615

   Net income                 -         8,050                       8,050
   Translation adjustment       (7)       -                            (7)
   Purchase of common stock                    (154)    (1,493)    (1,493)
   Sale of common stock         93              107        946      1,039
                            ------     ------  ----     ------    -------
Balance, December 31, 1996 $87,861    $45,070   (47)   $  (547)  $149,204
                            ======     ======  ====     ======    =======


The accompanying notes are an integral part of these consolidated financial statements.

               O'SULLIVAN INDUSTRIES HOLDINGS, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        December 31, 1996


Note 1 - Basis of Presentation

    The unaudited consolidated financial statements included herein have been prepared by O Sullivan Industries Holdings, Inc. and subsidiaries (the "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The interim results are not necessarily indicative of the results which may be expected for a full year.

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

Note 3  - Incentive Stock Plan

    On July 1, 1996, the Board of Directors granted, subject to stockholder approval, options to purchase 625,250 shares of common stock to the Company's officers and other key employees. To the extent certain performance objectives regarding (a) Company quarterly earnings measured against Company goals and
(b) quarterly percentage sales increases measured against a competitor are met, the options become exercisable in one-third increments on each of the first three anniversaries of the date of the grant and expire ten years after the date of the grant.
To the extent the performance objectives are not met, the options become exercisable on August 10, 2003 and expire September 10, 2003. On November 14, 1996, stockholders approved the amendment and restatement of the Company's 1994 Incentive Stock Plan and the Special Option awards under the plan. Accordingly, the Company will recognize compensation expense equal to the difference between the exercise price of $7.1875 and the fair market value of the Company's common stock on the date of stockholder approval, $12.25, over the appropriate vesting period. During the quarter ended December 31, 1996, the Company recognized deferred compensation expense of $375,000 related to the granting of these options.

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

Note 4  - Commitments and Contingencies

    On July 30, 1996, Fisher-Price, Inc. filed suit against O'Sullivan Industries, Inc. in the Supreme Court of New York, Erie County, alleging breach of a License Agreement between O'Sullivan Industries, Inc. and Fisher-Price. Pursuant to the License Agreement, the Company was to have manufactured a line of furniture under the Fisher-Price name. The suit alleged a failure to pay minimum royalties under the License Agreement of $1,400,000. In December 1996, the Company paid Fisher-Price $75,000 to settle this litigation, and the case was dismissed with prejudice on December 27, 1996.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

    Net sales for the quarter ended December 31, 1996 increased 1.3% to $80.6 million from $79.6 million for the quarter ended December 31, 1995. Sales for the six month period ended
December 31, 1996 increased 6.1% to $163.7 million from $154.3 million for the six months ended December 31, 1995. During the quarter, the Company's sales increased in all distribution channels except catalog showroom and OEM. The sales decrease in the catalog showroom distribution channel was due to the bankruptcy of a major customer, Best Products Co., Inc. in September 1996. Sales to Best approximated $7.5 million in the quarter ended December 31, 1995, and $20 million in the fiscal year ended June 30, 1996. There can be no certainty that the Company will be able to replace these sales. The revenue decrease associated with the bankruptcy was offset by sales to a major home improvement retailer and by increased sales to other customers during the second quarter. The Company anticipates future sales growth in the home improvement retail channel, although the quarterly sales may vary significantly because of the seasonal nature of the products offered for sale by these retailers. For the six month period ended December 31, 1996, the Company had strong sales increases through the office products, mass merchants and export channels. These increases were partially offset by lower sales through the furniture/specialty, catalog showroom and OEM channels as compared with the first six months of fiscal 1996.

    On September 4, 1996, two of the Company's office superstore customers, Office Depot, Inc. and Staples, Inc., announced a definitive agreement to merge into a single company. This merger, which is subject to stockholder approval, is undergoing review by the Federal Trade Commission, which is currently anticipated to issue its decision in late February 1997. O'Sullivan sells its products to both Office Depot and Staples. Management does not currently anticipate this merger to materially impact sales to these customers; however, there can be no assurance that future purchases will not be materially changed.

    Gross profit increased 46.3% to $23.6 million, or 29.3% of sales, for the three month period ended December 31, 1996, from $16.1 million, or 20.3% of sales, for the three months ended December 31, 1995. Gross profit increased 48.8% to $46.2 million, or 28.2% of sales, for the six month period ended December 31, 1996, from $31.0 million, or 20.1% of sales for the comparable prior year period. The Company's higher gross margins were due to several factors, including: (i) lower material costs, particularly packaging materials, laminating papers and particle board; (ii) decreased overhead on a per unit basis due to increased volume and capacity utilization rates and improved efficiency; and (iii) changes in product mix resulting in the production and sale of higher priced, higher margin products.

    Selling, marketing and administrative expenses increased to $15.6 million, or 19.4% of sales, for the three months ended December 31, 1996, from $14.3 million, or 18.0% of sales, for the three months ended December 31, 1995. Selling, marketing and administrative expenses for the six months ended December 31, 1996, increased to $31.8 million, or 19.4% of sales, from $26.0 million, or 16.8% of sales, for the comparable prior year period. The increase in selling, marketing and administrative expenses for the six month period is due primarily to: (i) higher outbound freight costs associated with the change in the freight program of a large customer; (ii) bad debt expense of $0.8 million ($0.5 million after-tax) relating to the bankruptcy of Best Products;
(iii) increased profit sharing and incentive compensation costs associated with the Company's improved financial results compared to the prior year same period; and (iv) increased salaries and wages due to additional management, marketing and clerical staff. During the three month period ended December 31, 1996, the increased cost of incentive and profit sharing programs and wages was offset to some degree by decreased advertising costs due to the bankruptcy of Best Products and the elimination of the promotional expenditures supporting Best's sales program.

    On July 1, 1996, the Board of Directors granted, subject to stockholder approval, options to purchase 625,250 shares of common stock to the Company's officers and other key employees. On November 14, 1996, stockholders approved the amendment and restatement of the Company's 1994 Incentive Stock Plan and the Special Option awards under the plan. Accordingly, during the quarter, the Company recognized deferred compensation expense of $375,000 related to the granting of these options. Additional compensation expense of approximately $1.9 million will be recognized over the appropriate vesting period, which is dependent on the attainment of certain performance objectives. Based on the Company's progress toward meeting these performance objectives thus far in fiscal 1997, the Company currently anticipates that most of the $1.9 million expense will be recognized over the next thirty months.

    Interest expense decreased 45.2% from $1.1 million in the second quarter of fiscal 1996 to $597,000 during the second quarter of fiscal 1997. For the first six months of fiscal 1997, interest expense totaled $1.3 million compared to $2.1 million during the prior year same period. The decrease was due to reduced borrowings caused by lower working capital requirements and increased cash flow from operations.

Liquidity and Capital Resources

    As of December 31, 1996, the Company had cash and cash equivalents amounting to $10.4 million and net working capital of $78.9 million.

    Cash provided by operating activities during the six month period ended December 31, 1996, amounted to $15.0 million compared to cash provided by operating activities of $2.7 million in the comparable prior year period. The increase in cash flows from operations was due in large part to increased net income.
The Company also invested less capital in receivables, which was partially offset by an increased investment in inventories, during the six months ended December 31, 1996 compared to 1995. Capital expenditures for the six months ending December 31, 1996 totaled approximately $4.7 million, which were used for the purchase and installation of new machinery and equipment and the installation of new management systems and related hardware and software.

    At December 31, 1996, the Company had long-term debt outstanding of $30.0 million; $10.0 million of industrial revenue bonds that bear interest at 8.25% and mature on October 1, 2008; and $20.0 million in private placement debt with certain insurance companies at 8.01% due fiscal 2003. The Company also has a $30 million Revolving Credit Agreement with two banks. At December 31, 1996 there were no borrowings under the revolving line of credit. The Credit Agreement also includes a $10.8 million standby letter of credit established in favor of Tandy Corporation. The letter of credit indemnifies Tandy Corporation from its obligations as guarantor of the $10 million industrial revenue bonds for which a subsidiary of the Company is the obligor. Tandy can draw against the standby letter of credit only in the event that it must pay any amount with respect to the bonds. Debt as a percentage of total capitalization was 16.7% and 25.9% at December 31, 1996 and December 31, 1995, respectively.

    The Company believes that cash flow from operations, existing cash and current unused balances under existing credit agreements will be sufficient to fund the Company's operations throughout the remainder of fiscal 1997, including capital expenditures, which are currently estimated at approximately $5.0 to $8.0 million.

    The Company currently is in compliance with all covenants of its debt agreements.

Seasonality

    The Company generally experiences increased sales in the first and second quarters of the fiscal year in anticipation of the holiday selling season.

                  PART II     OTHER INFORMATION

Item 1.  Legal Proceedings.

    On July 30, 1996, Fisher-Price, Inc. filed suit against O'Sullivan Industries, Inc. ("Industries") in the Supreme Court of New York, Erie County, alleging a breach of a License Agreement between Industries and Fisher-Price. Pursuant to the License Agreement, Industries was to have manufactured a line of furniture under the Fisher-Price name. The suit alleged a failure to pay minimum royalties under the License Agreement of $1,400,000. Industries paid Fisher-Price $75,000 to settle this litigation, and the case was dismissed with prejudice on December 27, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.

    The annual meeting of stockholders of the Company was held on November 14, 1996 (a) to elect three Class III directors and
(b) to consider approval of the amendment and restatement of the Company's 1994 Incentive Stock Plan and the approval of Special Option awards under such plan. The nominees for Class III directors and the votes for, and withheld with respect to, each nominee are as follows:

              Nominee            Votes For        Votes Withheld
       ---------------------     ----------       --------------
       William C. Bousquette     14,502,131           967,780
       Stewart M. Kasen          14,498,731           921,180
       Daniel F. O'Sullivan      14,445,567         1,024,344

The votes for the amendment and restatement of the plan and the approval of Special Option awards were as follows:

                 For       Against     Abstain     Broker Nonvotes
              ---------  ---------    --------     ---------------

              5,661,201  5,401,820     71,576         4,335,314

Item 5.   Other Information.

     Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation in Part I of this report contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect" or "anticipate". There are certain important factors which could cause results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise, pricing pressures due to excess capacity, raw material cost increases, transportation cost increases, the inability of a major customer to meet its obligations, loss of significant customers in connection with a merger or acquisition or otherwise, actions of current or new competitors, increased advertising costs associated with promotional efforts, change of tax rates, change of interest rates, pending or new litigation, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

Exhibit
 No.    Description
2        Amended and Restated Stock Exchange Agreement dated as
         of February 1, 1994 between O'Sullivan Industries Holdings, Inc.
         (the "Company") and TE Electronics Inc. ("TE") (incorporated by reference from Exhibit 2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1994(File No. 1-12754))

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

4.4 Rights Agreement dated as of February 1, 1994 between the Company and the First National Bank of Boston, as Rights Agent (incorporated by reference from Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-12754))

10.1    Amended and Restated O'Sullivan Industries Holdings, Inc. 1994
        Incentive Stock Plan (incorporated by reference from Exhibit 4.5 to
        Registration Statement on Form S-8 (File No. 333-21609))

10.1a   First Amendment to Amended and Restated O'Sullivan Industries
        Holdings, Inc. 1994 Incentive Stock Plan (incorporated by reference from Exhibit 4.5(a) to Registration Statement on Form S-8
        (File No. 333-21609))

11      Statement of Computation of Earnings per Share

27      Financial Data Schedule


     (b)       Reports on Form 8-K:

               None

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            O'SULLIVAN INDUSTRIES HOLDINGS, INC.


Date: February 14, 1997
                            By:  Richard D. Davidson
                                 President and
                                 Chief Operating Officer

Date: February 14, 1997
                            By:  Terry L. Crump
                                 Vice President-Finance and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                            EXHIBIT 11

               O'SULLIVAN INDUSTRIES HOLDINGS, INC.
          STATEMENT OF COMPUTATION OF EARNINGS PER SHARE

                                                  Three months ended
                                                     December 31,
                                               ------------------------
                                                  1996           1995
                                               -----------     --------

Net income available to common
   stockholders; as reported                    $4,574,000     $458,000
                                                ==========     ========
Weighted average number of common
   shares outstanding                           16,787,077   16,819,950

Weighted average number of common
   shares issuable under stock
   option plans, net of assumed
   treasury stock repurchases at
   average market prices                           226,645            -
                                                 ---------    ---------
Weighted average number of common
   shares and common share
   equivalents outstanding,
   as adjusted                                  17,013,722   16,819,950
                                                ==========   ==========
Primary earnings per share                      $     0.27   $     0.03
                                                ==========   ==========
Weighted average number of common
   shares outstanding                           16,787,077   16,819,950

Weighted average number of common
   shares issuable under stock
   option plans, net of assumed
   treasury stock repurchases at
   ending market prices                            374,311            -
                                                ----------   ----------
Weighted average number of common
   shares and common share
   equivalents outstanding,
   as adjusted                                  17,161,388   16,819,950
                                                ==========   ==========
Fully diluted earnings per share
   <Fn1>                                        $     0.27   $     0.03
                                                ==========   ==========

                                                    Six months ended
                                                      December 31,
                                                -----------------------
                                                   1996          1995
                                                ----------   ----------
Net income available to common
   stockholders; as reported                    $8,050,000   $1,806,000
                                                ==========     ========
Weighted average number of common
   shares outstanding                           16,796,580   16,819,950

Weighted average number of common
   shares issuable under stock
   option plans, net of assumed
   treasury stock repurchases at
   average market prices                           159,901            -
                                                 ---------    ---------
Weighted average number of common
   shares and common share
   equivalents outstanding,
   as adjusted                                  16,956,481   16,819,950
                                                ==========   ==========
Primary earnings per share                      $     0.48   $     0.11
                                                ==========   ==========
Weighted average number of common
   shares outstanding                           16,796,580   16,819,950

Weighted average number of common
   shares issuable under stock
   option plans, net of assumed
   treasury stock repurchases at
   ending market prices                            374,311            -
                                                ----------   ----------
Weighted average number of common
   shares and common share
   equivalents outstanding,
   as adjusted                                  17,170,891   16,819,950
                                                ==========   ==========
Fully diluted earnings per share
   <Fn1>                                        $     0.47   $     0.11
                                                ==========   ==========

[FN]
1. This calculation is submitted in accordance with Regulation
S-K, Item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB No. 15 because it results in dilution of less than 3%.
[/FN]