Form 10-Q
period 1997-03-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1997-05-14
CIK 915354

Form 10-Q

              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549


(Mark One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE SECURITIES  EXCHANGE  ACT  OF  1934
For the quarterly period ended March 31, 1997

                                OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF
     THE SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from _____________ to _________________

Commission file number:  1-12754

               O'SULLIVAN INDUSTRIES HOLDINGS, INC.
      (Exact name of registrant as specified in its charter)

           Delaware                         43-1659062
     (State or other jurisdiction           (I.R.S. Employer
   of incorporation or organization)       Identification No.)

     1900 Gulf Street, Lamar, Missouri         64759-1899
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

    As of May 12, 1997, 16,802,700 shares of Common Stock of
O'Sullivan Industries Holdings, Inc., par value $1.00 per share, and associated preferred stock purchase rights were outstanding.

                             PART  I

Item 1.  Financial Statements

     O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.  AND  SUBSIDIARIES
             CONSOLIDATED  BALANCE  SHEETS  (UNAUDITED)
             (in thousands, except for per share data)

                                                       March 31,     June 30,
         Assets:                                         1997           1996
         ------                                        ---------     --------
Current assets:
    Cash and cash equivalents                         $  10,260    $    506
    Trade receivables, net of allowance for
        doubtful accounts of $1,850 and $1,225,
        respectively                                     56,394      53,570
    Inventories:
        Finished merchandise                             25,839      26,031
        Work in process                                   4,864       5,116
        Raw materials                                     9,407      10,334
                                                        -------     -------
                                                         40,110      41,481
    Prepaid expenses and other current assets             2,950       2,347
                                                        -------     -------
           Total current assets                         109,714      97,904
                                                        -------     -------
Property, plant and equipment, at cost                  118,512     112,828
    Less accumulated depreciation and amortization      (46,823)    (44,838)
                                                        -------     -------
                                                         71,689      67,990

Goodwill, net of accumulated amortization                45,173      46,423
                                                        -------    --------
                                                       $226,576    $212,317
                                                        =======     =======

            Liabilities and Stockholders' Equity:
            ------------------------------------

Current liabilities:
    Accounts payable                                  $   6,785    $ 11,046
    Accrued liabilities                                  18,502      14,955
    Income taxes payable                                  4,269         767
                                                        -------     -------
            Total current liabilities                    29,556      26,768
                                                        -------     -------
Long-term debt, less current maturities                  30,000      30,000
Deferred income taxes                                    13,934      13,934

Stockholders' equity:
    Preferred stock; $1.00 par value, 20,000,000
        shares authorized, none issued                       -          -
    Common stock; $1.00 par value, 100,000,000
        shares authorized, 16,819,950 issued             16,820     16,820
    Additional paid-in capital                           87,889     87,775
    Retained earnings                                    48,965     37,020
                                                        -------    -------
                                                        153,674    141,615
    Less common stock in treasury at cost,
        47,017 shares in 1997; none in 1996                (588)      -
                                                        -------    -------
        Total stockholders' equity                      153,086    141,615
                                                        -------    -------
Commitments and Contingencies                           -------    -------
                                                       $226,576   $212,317
                                                        =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.  AND  SUBSIDIARIES
                   CONSOLIDATED STATEMENTS  OF  OPERATIONS  (UNAUDITED)
                        (in thousands, except for per share data)

                                             Three months       Nine months
                                            ended March 31,   ended March 31,
                                            ---------------   ---------------
                                             1997     1996     1997     1996
                                            ------   ------   ------   ------
Net sales                                  $77,505  $67,430  $241,224 $221,778
Costs and expenses:
  Cost of sales                             55,183   52,723   172,724  176,043
  Selling, marketing and administrative     15,520   13,438    47,336   39,408
  Restructuring Charge                         -      5,212        -     5,212
  Interest, net                                519      816     1,834    2,962
                                            ------   ------   -------  -------
                                            71,222   72,189   221,894  223,625
                                            ------   ------   -------  -------

Income (loss) before income tax provision    6,283   (4,759)   19,330  (1,847)

Income tax provision (benefit)               2,388   (1,817)    7,385    (711)
                                            ------   -------   ------  -------
Net income (loss)                         $  3,895 $ (2,942) $ 11,945 $(1,136)
                                            ======   =======   ======  ======

Earnings (loss) per common share          $   0.23 $  (0.17) $  0.71  $ (0.07)

                                            ======    ======   ======   ======

Weighted average common shares outstanding  16,778    16,820   16,790   16,820
                                            ======    ======   ======   ======

The accompanying notes are an integral part of these consolidated financial statements.

             O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.  AND  SUBSIDIARIES
               CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
                                   (in thousands)


                                                 Nine months ended
                                                      March 31,
                                                 1997        1996
                                               --------    ----------
Cash flows from operating activities:
  Net income (loss)                          $  11,945    $  (1,136)
  Adjustments to reconcile net income
      (loss) to net cash provided
      by operating activities:
         Depreciation and amortization           7,291        7,085
         Restructuring charge                      -          5,212
  Changes in current assets and liabilities:
      Trade receivables                         (2,824)       1,927
      Inventories                                1,371        7,138
      Other assets                                (620)         117
      Accounts payable, accrued liabilities
         and income taxes payable                2,788        1,335
                                               -------      -------
            Net cash provided by
              operating activities              19,951       21,678
                                               -------      -------

Cash flows used for investing activities:
  Capital expenditures                          (9,740)      (2,809)
                                               --------     -------

Cash flows used for financing activities:
  Repayment of long-term debt                      -        (19,000)
  Purchase of common stock                      (2,100)         -
  Transfer of common stock to
     employee benefit plans                      1,643          -
                                               -------      -------
            Net cash flows provided
               (used) for financing
               activities                          (457)     (19,000)
                                                -------      -------

Net increase in cash and cash equivalents         9,754         (131)
Cash and cash equivalents, beginning of period      506          564
                                                -------      -------
Cash and cash equivalents, end of period       $ 10,260     $    433
                                                =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                (in thousands)

                                    Preferred stock         Common stock
                                  -------------------     ----------------
                                  Shares      Dollars     Shares   Dollars
                                  ------      -------     ------   -------
Balance, June 30, 1996               -        $   -       16,820   $16,820

  Net income
  Translation adjustment
  Purchase of common stock
  Sale of common stock
                                  ------       ------     ------    ------
Balance, March 31, 1997              -        $   -       16,820   $16,820
                                  ======       ======     ======    ======

                              Additional         Treasury stock    Total
                              paid-in   Retained --------------  stockholders'
                              capital   earnings Shares Dollars     equity
                              --------- -------- ------ -------  -------------
Balance, June 30, 1996        $87,775   $37,020       -   $  -     $141,615

  Net income                             11,945                      11,945
  Translation adjustment          (17)                                  (17)
  Purchase of common stock                         (202)   (2,100)   (2,100)
  Sale of common stock            131               155     1,512     1,643
                               -------   -------   -----   ------   -------
Balance, March 31, 1997       $87,889   $48,965     (47)  $  (588) $153,086
                               ======    ======    =====   ======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                   O'SULLIVAN INDUSTRIES HOLDINGS, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           March 31, 1997

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

  Earnings per Share:  In February 1997, the FASB issued FAS
No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 15, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS") and will retroactively restate EPS for the first quarter of fiscal 1998 at that time.
The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted into, or resulted in the issuance of common stock that had then shared in the earnings of the entity. The pro forma EPS amounts shown below have been calculated assuming the Company had already adopted the provisions of this statement:

                     3 months ended March 31,    9 months ended March 31,
                     ------------------------    ------------------------
                          1997     1996               1997        1996
                         -------  -------            -------     ------
Basic EPS                $0.23      $(0.17)          $0.71       $(0.07)
Diluted EPS              $0.23      $(0.17)          $0.70       $(0.07)

Note 3  - Incentive Stock Plan

  On July 1, 1996, the Board of Directors granted, subject to stockholder approval, options to purchase 625,250 shares of common stock to the Company's officers and other key employees. To the extent certain performance objectives regarding (a) Company quarterly earnings measured against Company goals and
(b) quarterly percentage sales increases measured against a competitor are met, the options become exercisable in one-third increments on each of the first three anniversaries of the date of the grant and expire ten years after the date of the grant.
To the extent the performance objectives are not met, the options become exercisable on August 10, 2003 and expire September 10, 2003. On November 14, 1996, stockholders approved the amendment and restatement of the Company's 1994 Incentive Stock Plan and the Special Option awards under the plan. Accordingly, the Company will recognize compensation expense equal to the difference between the exercise price and the fair market value of the Company's common stock on the date of stockholder approval, over the appropriate vesting period. During the three month and nine month periods ended March 31, 1997, the Company recognized compensation expense of $187,000 and $562,000, respectively, related to the granting of these options.

  Additionally, the Board of Directors granted 260,200 options that were not based on attaining performance objectives. Full vesting terms ranged from three to five years with the options expiring ten years from the date of the grant. The exercise price for these options is equal to the fair market value on the date of the grant, July 1, 1996; therefore, no compensation expense was recognized.

Note 4 - Share Repurchase Program

  On May 6, 1997, the Company announced that the Board of Directors had authorized the purchase of up to five percent of the outstanding shares of its common stock during the next 24 months. Purchases may be made from time to time in the open market, in block purchases or in privately negotiated transactions. The actual number of shares purchased, the timing of the purchases and the prices paid for the shares will be dependent upon future market conditions. Funding for the purchases is expected to come from available working capital and existing borrowing facilities. The program includes no specific pricing nor timing targets and may be suspended at any time or terminated prior to completion. The Company has approximately
16.8 million shares of common stock outstanding.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

  Net sales for the quarter ended March 31, 1997 increased
14.9% to $77.5 million from $67.4 million for the quarter ended March 31, 1996. Sales for the nine month period ended March 31, 1997 increased 8.8% to $241.2 million from $221.8 million for the nine months ended March 31, 1996. During the quarter, the Company's sales increased in all distribution channels except catalog showroom and OEM. The sales decrease in the catalog showroom distribution channel was due to the bankruptcy of a major customer, Best Products Co., Inc. in September 1996. For the nine month period ended March 31, 1997, the Company had strong sales increases through the office products, mass merchants and export channels. These increases were partially offset by lower sales through the furniture/specialty, catalog showroom and OEM channels as compared with the first nine months of fiscal 1996.

  On September 4, 1996, two of the Company's office superstore customers, Office Depot, Inc. and Staples, Inc., announced a definitive agreement to merge into a single company. On April 9, 1997, the Federal Trade Commission filed suit in the United States District Court for the District of Columbia to block the merger, citing antitrust concerns. The merging companies have announced that they intend to seek an expedited hearing before a federal judge prior to the May 31, 1997 expiration of the merger agreement. O'Sullivan sells its products to both Office Depot and Staples. Management does not currently anticipate that the completion of the merger, or its cancellation, would impact the Company's sales to these customers materially; however, there can be no assurance that future sales will not be materially changed.

  Gross profit increased 51.8% to $22.3 million, or 28.8% of sales, for the three month period ended March 31, 1997, from $14.7 million, or 21.8% of sales, for the three months ended March 31, 1996. Gross profit increased 49.8% to $68.5 million, or 28.4% of sales, for the nine month period ended March 31, 1997, from $45.7 million, or 20.6% of sales for the comparable prior year period. The Company's higher gross margins were due to several factors, including: (i) changes in product mix resulting in the production and sale of higher priced, higher margin products; (ii) lower material costs for particle board, laminating papers and packaging materials; and (iii) decreased overhead on a per unit basis due to increased volume and capacity utilization rates and improved efficiency.

  Selling, marketing and administrative expenses increased to $15.5 million, or 20.0% of sales, for the three months ended March 31, 1997, from $13.4 million, or 19.9% of sales, for the three months ended March 31, 1996. Selling, marketing and administrative expenses for the nine months ended March 31, 1997, increased to $47.3 million, or 19.6% of sales, from $39.4 million, or 17.8% of sales, for the comparable prior year period. The increase in selling, marketing and administrative expenses for the quarter is due to: (i) certain expenses directly related to higher sales levels; (ii) higher promotional costs, primarily retail display; (iii) increased profit sharing and incentive compensation costs associated with the Company's improved financial results and compensation expense related to stock options granted in July 1996; and (iv) increased salaries and wages due to additional management, marketing and clerical staff. Selling, marketing and administrative expenses for the nine month period ended March 31, 1997 increased from the previous year due to the factors mentioned above as well as higher outbound freight costs associated with the change in the freight program of a large customer and bad debt expenses of $0.8 million
($0.5 million after tax) relating to the bankruptcy of Best Products, both occurring during the first half of the fiscal year.

  In the quarter ended March 31, 1996, the Company incurred a pre-tax restructuring charge of $5.2 million ($3.2 million after-tax) principally for the discontinuance and disposal of certain product lines and certain related assets, for training costs associated with terminated employees at the Utah facility, and for costs to modify an international division. The restructuring charge was part of a program to cut costs and better utilize working capital, with proceeds from the program used to reduce debt and for other general corporate purposes. The disposal of assets and modification of the international division was completed during the previous twelve months.

  Interest expense decreased 36.4% from $0.8 million in the third quarter of fiscal 1996 to $0.5 million during the third quarter of fiscal 1997. For the first nine months of fiscal 1997, interest expense totaled $1.8 million compared to $3.0 million during the prior year same period, a decrease of 38.1%. The decrease was due to reduced borrowings caused by lower working capital requirements and increased cash flow from operations.

Liquidity and Capital Resources

  As of March 31, 1997, the Company had cash and cash equivalents amounting to $10.3 million and net working capital of $80.2 million.

  Cash provided by operating activities during the nine month period ended March 31, 1997, amounted to $20.0 million compared to cash provided by operating activities of $21.7 million in the comparable prior year period. The decrease in cash flows from operations was due in large part to a $7.1 million decrease in inventories and a $2 million decrease in accounts receivable in fiscal 1996, offset by improved profitability in the nine months ended March 31, 1997 compared to 1996. The slight decrease in inventories and the increase in accounts receivable is due primarily to improved operations. Capital expenditures for the nine months ended March 31, 1997 totaled approximately
$9.7 million, which were used for the purchase and installation of new machinery and equipment and the installation of new management systems and related hardware and software.

  At March 31, 1997, the Company had long-term debt outstanding of $30.0 million; $10.0 million of industrial revenue bonds that bear interest at 8.25% and mature on October 1, 2008; and $20.0 million in private placement debt with certain insurance companies at 8.01% due fiscal 2003. The Company also has a $30 million Revolving Credit Agreement with two banks that expires on December 31, 1997. At March 31, 1997 there were no borrowings under the revolving line of credit. The Credit Agreement also includes a $10.8 million standby letter of credit established in favor of Tandy Corporation. The letter of credit indemnifies Tandy Corporation from its obligations as guarantor of the $10 million industrial revenue bonds for which a subsidiary of the Company is the obligor. Tandy can draw against the standby letter of credit only in the event that it must pay any amount with respect to the bonds. Debt as a percentage of total capitalization was 16.4% and 18.5% at March 31, 1997 and March 31, 1996, respectively. The lower debt-to-capital relationship reflects improved operations and lower debt levels. The Company's announced stock repurchase program may partially offset the impact of improved operations in this ratio.

  On May 6, 1997, the Company announced that the Board of Directors had authorized the purchase of up to five percent of the outstanding shares of its common stock during the next 24 months. The actual number of shares purchased, the timing of the purchases and the prices paid for the shares will be dependent upon future market conditions. Funding for the purchases is expected to come from available working capital and existing borrowing facilities. The program includes no specific pricing nor timing targets and may be suspended at any time or terminated prior to completion. The Company has approximately 16.8 million shares of common stock outstanding.

  The Company believes that cash flow from operations, existing cash and current unused balances under existing credit agreements, will be sufficient to fund the Company's operations throughout the remainder of fiscal 1997, including capital expenditures, which are currently estimated at approximately $3.0 to $4.0 million during the last quarter of the fiscal year.

  The Company currently is in compliance with all covenants of its debt agreements.

Seasonality

  The Company generally experiences higher sales levels in the first and second quarters of the fiscal year in anticipation of the holiday selling season.

Recently Issued Accounting Standards

  In February 1997, the FASB issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 15, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS") and will retroactively restate EPS for the first quarter of fiscal 1998 at that time. The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted into, or resulted in the issuance of common stock that had then shared in the earnings of the entity. The pro forma EPS amounts shown below have been calculated assuming the Company had already adopted the provisions of this statement:

                     3 months ended March 31,    9 months ended March 31,
                     ------------------------    ------------------------
                          1997     1996               1997        1996
                         -------  -------            -------     ------
Basic EPS                $0.23    $(0.17)            $0.71       $(0.07)
Diluted EPS              $0.23    $(0.17)            $0.70       $(0.07)


                  PART II     OTHER  INFORMATION


Item 5.      Other Information.

  Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation in Part I of this report contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect" or "anticipate". Important factors could cause results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products or otherwise, pricing pressures due to excess capacity, raw material cost increases, transportation cost increases, the inability of a major customer to meet its obligations, loss of significant customers in connection with a merger or acquisition or otherwise, actions of current or new competitors, increased advertising costs associated with promotional efforts, change of tax rates, change of interest rates, pending or new litigation, future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

4.4              Rights Agreement dated as of February 1, 1994 between the
                 Company and the First National Bank of Boston, as Rights Agent (incorporated by reference from Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-12754))

10.1             O'Sullivan Industries Holdings, Inc. Stock Plan for Directors

10.2             O'Sullivan Industries Holdings, Inc. Deferred Compensation
                 Plan

10.3             First Amendment to O'Sullivan Industries Holdings, Inc.
                 Savings and Profit Sharing Plan

11              Statement of Computation of Earnings per Share

27              Financial Data Schedule


  (b)  Reports on Form 8-K:

       None


                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.


Date:   May 13, 1997    Daniel F. O'Sullivan
                        Chairman and Chief Executive Officer



Date:   May 13, 1997    Terry L. Crump
                        Vice President - Finance
                        and Chief Financial Officer
                        (Principal Financial and Accounting
                        Officer)

                           EXHIBIT 10.1

             O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.
                   STOCK  PLAN  FOR  DIRECTORS


  1. NAME OF PLAN. This plan shall be known as the "O'Sullivan Industries Holdings, Inc. Stock Plan For Directors" and is hereinafter referred to as the "Plan."

  2. EFFECTIVE DATE AND TERM. The Plan shall be effective as of July 1, 1997, subject, however, to the approval of the stockholders of O'Sullivan Industries Holdings, Inc., a Delaware corporation (the "Company"), at the Company's 1997 Annual Meeting of Stockholders (the "1997 Annual Meeting"). If the Plan is not approved by the stockholders of the Company at the 1997 Annual Meeting, it shall be automatically terminated, and all amounts subject to this Plan shall be paid to participating directors pursuant to Section 13. Upon its approval by the stockholders of the Company, the Plan shall remain in effect until amended or terminated by action of the Board of Directors (the "Board") of the Company.

  3. ELIGIBLE PARTICIPANTS. Each member of the Board from time to time who is not a full-time employee of the Company or any of its subsidiaries (the "Participants") shall be eligible to participate in the Plan.

  4. ELECTION TO RECEIVE SHARES. Each Participant shall have the right to elect, on forms provided by the Company, to receive up to one hundred percent of his annual retainer and Board and Committee meeting fees (collectively, "Compensation") for services on the Board and committees thereof which would otherwise be payable in cash, in the form of shares of common stock, par value $1.00 per share, of the Company ("Common Stock"). Any part of the Compensation elected to be paid in Common Stock shall be payable in equal quarterly installments on the first day of the month next following the end of each calendar quarter for services on the Board in such calendar quarter. The election to receive Compensation in the form of Common Stock must be made prior to the calendar year in which the retainer and fees are to be paid in shares; provided, however, that Participants may elect to participate in the Plan for the six months ended December 31, 1997 by an election made prior to June 1, 1997. Common Stock receivable under this Section may be made subject to the restrictions set forth in Section 6 at the election of the Participant made at the same time the Participant elects to receive Common Stock under this Section. Elections under this Section shall remain in effect from year to year until changed by the Participant. No change shall be effective until the next calendar year. Common Stock otherwise receivable under the Plan prior to the 1997 Annual Meeting shall be issued at the times specified and shall be subject to the provisions of
Section 13 of the Plan.

  5. PURCHASE PRICE OF SHARES. The number of shares to be issued at the time of payment shall be equal to the amount of Compensation elected to be taken in Common Stock divided by the Average Fair Market Value for such quarter. In no event shall the purchase price for Common Stock under this Agreement be less than the par value of the Common Stock so purchased.

  6. RESTRICTIONS ON SHARES. The Common Stock elected to be covered by this Section 6 shall be restricted and may not be sold, hypothecated or transferred (including, without limitation, transfer by gift or donation) except that such restrictions shall lapse upon:

  (a)  Death of the Participant; or

  (b) Disability of the Participant preventing continued service on the Board; or

  (c) Retirement of the Participant from service as a Director of the Company at age 55 or older; or

  (d)  Involuntary termination of service as a Director; or

  (e) A vote of a majority of the members of the Board other than the Participant; or

  (f) A Change in Control as defined in Exhibit A attached hereto.

  If a Participant ceases to be a Director of the Company for any other reason, the Common Stock issued to such Director subject to this Section shall be forfeited and revert to the Company.

  The certificates for Common Stock subject to this Section shall be held by the Company until lapse of restrictions as provided in this Section; provided, however, the Participant shall be entitled to all voting, dividend and distribution rights for such Common Stock.

  Participants shall have the right to direct in writing, on forms provided by the Company, that upon lapse of restrictions in accordance with subsections (a) through (f) above, the Common Stock held by such Participant under the Plan shall be transferred and delivered by the Company to the individuals or entities as specified by the Participant in such form.

  7. FAIR MARKET VALUE and AVERAGE FAIR MARKET VALUE. (a) The term "Fair Market Value" shall mean the closing price of a share of Common Stock in consolidated trading as reported by the New York Stock Exchange or, if the New York Stock Exchange does not provide such prices, as in The Wall Street Journal.

  (b) The Term "Average Fair Market Value" for a calendar quarter shall mean the average of the Fair Market Values on the last trading day of each month in the calendar quarter.

  8. FRACTIONS OF SHARES. Whenever under the terms of the Plan a fractional share of Common Stock would be required to be issued, the number of shares shall be rounded up to the next highest whole number of shares.

  9. WITHHOLDING TAXES. Whenever under the Plan Common Stock is to be issued or delivered to a Participant, the Company shall have the right to require the recipient to remit to the Company an amount sufficient to satisfy federal, state and local withholding tax requirements prior to the issuance or delivery of any certificate or certificates for such shares.

  10. GENERAL RESTRICTION. The issuance of Common Stock or the delivery of certificates for Common Stock to recipients hereunder shall be subject to the requirement that, if at any time the Vice President, General Counsel and Secretary of the Company shall reasonably determine, in his discretion, that the listing, registration or qualification of such Common Stock upon any securities exchange or under any state or federal law, or the consent or approval of any government regulatory body, is necessary or desirable as a condition of, or in connection with, such issuance or delivery thereunder, such issuance or delivery shall not take place unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not reasonably acceptable to the Vice President, General Counsel and Secretary.

  11. AUTHORIZED OR TREASURY SHARES. Common Stock issuable under the Plan may be authorized but unissued shares or may be treasury shares as shall be determined from time to time by the Vice President, General Counsel and Secretary of the Company.

  12. RULE 16b-3. It is the intention that the Plan and the operation thereof qualify for the exemption provisions contained in Rule 16b-3 adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, as in effect from time to time or any successor rule ("Rule 16b-3"). To the extent that the implementation or operation of any provision hereof does not comply with the requirements of Rule 16b-3 as applicable to the Plan, such provision shall be inoperative or shall be interpreted, to the extent practicable, to apply in a manner not inconsistent with the requirements of Rule 16b-3.

  13.  COMMON STOCK RECEIVABLE PRIOR TO THE COMPANY'S 1997
ANNUAL MEETING OF STOCKHOLDERS. Common Stock receivable prior to the 1997 Annual Meeting shall not be delivered to the Directors participating in the Plan or to escrow for Directors' restricted stock accounts unless and until the Plan is approved at the 1997 Annual Meeting. If the Plan is approved, the Common Stock receivable under the Plan shall be delivered in accordance with
Section 5 or Section 6, whichever is applicable. If the Plan is not so approved, no Common Stock shall be issued under the Plan, and any retainers and fees which were not paid in accordance with the Plan shall be delivered to the Directors entitled thereto, with interest on such amounts payable at the prime rate as published in The Wall Street Journal.

  IN WITNESS WHEREOF, this Plan has been duly executed as of the 6th day of May, 1997.

                             O'SULLIVAN INDUSTRIES HOLDINGS, INC.


                             By:  Daniel F. O'Sullivan
                                  Chairman of the Board and
                                  Chief Executive Officer

ATTEST:


Rowland H. Geddie, III
Vice President, General Counsel and
Secretary

                  EXHIBIT A to 10-Q EXHIBIT 10.1

                       CHANGE  IN  CONTROL

   For purposes of this Plan, a "Change in Control" shall mean any of the following events:

  (a) An acquisition (other than directly from the Company) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act")), immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of 15% or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, that in determining whether a Change in Control has occurred, Voting Securities which are acquired in a "Non-Control Acquisition" (as hereinafter defined) shall not constitute an acquisition which would cause a Change in Control. A "Non-Control Acquisition" shall mean an acquisition by (1) an employee benefit plan (or a trust forming a part thereof) maintained by (x) the Company or (y) any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company (a "Subsidiary"); (2) the Company or any Subsidiary; or (3) any Person in connection with a "Non-Control Transaction" (as hereinafter defined).

  (b) The individuals who, as of February 1, 1994, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least two-thirds of the Incumbent Board, such new director shall, for purposes of this Plan, be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-11 promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

  (c)  Approval by stockholders of the Company of:

     (1) A merger, consolidation or reorganization involving the Company, unless

       (i) the stockholders of the Company, immediately before such merger, consolidation or reorganization, own, directly or indirectly immediately following such merger, consolidation or reorganization, at least 60% of the combined voting power of the outstanding voting securities of the corporation resulting from such merger or consolidation or reorganization (the "Surviving Corporation") in substantially the same proportion as their ownership of the Voting Securities immediately before such merger, consolidation or reorganization, and

       (ii) the individuals who were members of the Incumbent Board immediately prior to the execution of the agreement providing for such merger, consolidation or reorganization constitute at least two-thirds of the members of the board of directors of the Surviving Corporation, and

       (iii) no Person (other than the Company, any Subsidiary, any employee benefit plan (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Subsidiary, or any Person who, immediately prior to such merger, consolidation or reorganization had Beneficial Ownership of 15% or more of the then outstanding Voting Securities) has Beneficial Ownership of 15% or more of the combined voting power of the Surviving Corporation's then outstanding voting securities, and

       (iv)   a transaction described in clauses (i) through
(iii) shall herein be referred to as a "Non-Control Transaction";

     (2) A complete liquidation or dissolution of the Company;
or

     (3) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person
(other than a transfer to a Subsidiary).

  Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") acquired Beneficial Ownership of more than the permitted amount of the outstanding Voting Securities as a result of the acquisition of Voting Securities by the Company which, by reducing the number of Voting Securities outstanding, increases the proportional number of shares Beneficially Owned by the Subject Person, provided that if a Change in Control would occur (but for the operation of this sentence) as a result of the acquisition of Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the Beneficial Owner of any additional Voting Securities which increases the percentage of the then outstanding Voting Securities Beneficially Owned by the Subject Person, then a Change in Control shall occur.

  (d) Notwithstanding anything contained in this Plan to the contrary, if the Director's service is terminated following the Effective Date but within one (1) year prior to a Change in Control and the Executive reasonably demonstrates that such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control and who effectuates a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for all purposes of this Plan, the date of a Change in Control with respect to the Director shall mean the date immediately prior to the date of such termination of the Director's service.

                           EXHIBIT 10.2

               O'SULLIVAN INDUSTRIES HOLDINGS, INC.
                    DEFERRED COMPENSATION PLAN


  THIS PLAN is hereby established and maintained by O'SULLIVAN INDUSTRIES HOLDINGS, INC., a corporation organized under the laws of the State of Delaware, for the purpose of providing deferred compensation benefits to a select group of management and highly compensated employees.

                      ARTICLE I--DEFINITIONS

  1.1  "Accounts" shall mean the Elective Deferrals
Contributions Account, Matching Contributions Account and Profit
Sharing Contributions Account, collectively.

  1.2  "Accounting Date" shall mean June 30, each year.

  1.3 "Administrator" shall mean the person appointed by the Compensation Committee to administer the Plan.

  1.4  "Allocation Date" shall have the meaning set forth in
       Section 4.2.

  1.5 "Beneficiary" shall mean a person designated by a Participant who is or may become entitled to a benefit under the Plan.

  1.6 "Code" shall mean the Internal Revenue Code of 1986, as amended.

  1.7  "Company" shall mean O'Sullivan Industries Holdings,
Inc., and each of its subsidiary companies which is a member of the same controlled group as O'Sullivan Industries Holdings, Inc.
within the meaning of Section 1563 of the Code and whose participation in the Plan is approved by the Compensation
Committee.

  1.8  "Compensation" shall mean Compensation as defined in
Section 2.04 of the Savings Plan, except that (a) any limitations imposed by Section 401(a)(17) of the Code shall not apply and
(b) "Compensation" for purposes of Section 3.3 of this Plan shall include any amounts deferred pursuant to Section 3.1 of this Plan.

  1.9  "Compensation Committee" shall mean the Compensation
Committee of the Board of Directors of O'Sullivan Industries
Holdings, Inc.

  1.10 "Elective Deferral Contributions" shall mean the salary and bonus reduction amount credited for each Participant pursuant to Section 3.1.

  1.11 "Elective Deferral Contributions Account" shall mean the recordkeeping account established for maintaining a record of the Company's obligation to each Participant pursuant to Section
3.1.

  1.12 "Matching Contributions" shall mean the matching amounts credited by the Company pursuant to Section 3.2.

  1.13 "Matching Contributions Account" shall mean the recordkeeping account established for maintaining a record of the Company's obligation to each Participant pursuant to Section 3.2.

  1.14 "Participant" is an employee of the Company who is eligible to participate in the Plan under Section 2.1.

  1.15 "Plan" shall mean this deferred compensation plan established and continued by the Company in the form of this Plan, designated as the "O'Sullivan Industries Holdings, Inc.
Deferred Compensation Plan."

  1.16 "Plan Year" shall mean the year ending June 30 of each year, except that the first Plan Year shall be a short year beginning April 1, 1997, and ending June 30, 1997. During the first Plan Year, only Profit Sharing Contributions (and no Elective Deferral or Matching Contributions) shall be made to the Plan.

  1.17 "Profit Sharing Contributions" shall mean the discretionary amounts credited by the Company pursuant to Section
3.3.

  1.18 "Profit Sharing Contributions Account" shall mean the recordkeeping account established for maintaining a record of the Company's obligation to each Participant pursuant to Section 3.3.

  1.19 "Savings Plan" shall mean the O'Sullivan Industries
Holdings, Inc. Savings and Profit Sharing Plan, as amended from time to time.

                    ARTICLE II--PARTICIPATION

  2.1 Participation. Participation in the Plan shall be limited to any employee of the Company who is a "highly compensated employee" within the meaning of Section 414(q) of the Code for the Plan Year.

  2.2 Limitations Upon Participation. The Company intends this Plan to be limited to a "select group of management or highly compensated employees" as such term is used in Sections 201, 301 and 401 of ERISA. If at any time the Compensation Committee determines that a Participant fails to be a member of a select group of management or highly compensated employee, his participation in this Plan shall cease, and his Accounts shall be paid to him in a lump sum at the end of the calendar quarter in which his participation ceases.

                    ARTICLE III--CONTRIBUTIONS

  3.1 Elective Deferral Contributions. A Participant who, for the Plan Year at issue, has elected to make to the Savings Plan the maximum elective deferrals permitted for highly compensated employees for such Plan Year, shall be eligible to make Elective Deferral Contributions under this Plan. At least 15 days prior to the beginning of each Plan Year, a Participant who is eligible to make Elective Deferral Contributions to the Plan shall file an election with the Administrator, specifying the percentage of his regular salary for such Plan Year and the percentage of bonus to be earned in such Plan Year (although not paid until the next succeeding Plan Year) that he has elected to contribute to the Plan. In the first Plan Year in which an individual becomes a Participant, the new Participant may make an election to defer compensation for services to be performed subsequent to the election within 30 days after he first becomes eligible to participate in the Plan.

  A Participant may file separate elections with respect to his regular salary and with respect to any bonus. A Participant's Elective Deferral Contribution shall not be less than 1% nor more than 15% of his regular salary, in multiples of 1%, and the Participant may specify separate percentages of his regular salary below and above the applicable dollar amount under Section 401(a)(17) of the Code for the Plan Year. A Participant's Elective Deferral Contribution shall be not less than 5% nor more than 50% of any bonus, in multiples of 1%, and the Participant may specify separate percentages of his bonus below and above the applicable dollar amount under Section 401(a)(17) of the Code for the Plan Year.

  Any Elective Deferral Contributions made by a Participant for a Plan Year shall be credited to the Participant's Elective
Deferral Contributions Account as of the last day of the calendar month in which the related compensation is paid to the Participant.

  3.2 Matching Contributions. For each Plan Year the Company shall make a Matching Contribution for each Participant who has elected to make Elective Deferral Contributions under this Plan. The Matching Contribution shall be equal to the amount by which
(a) below exceeds (b) below, plus the amount by which (c) below exceeds (d) below:

     (a) 50% of the first 5% of Compensation deferred under this Plan; and

     (b) The matching contributions (disregarding any discretionary matching contributions) made on behalf of the Participant under the Savings Plan, but assuming for this purpose that the Participant had made the maximum elective deferrals to the Savings Plan permitted by Sections
  401(k)(3), 401(m) and 402(g) of the Code;

     (c) A percentage of the Participant's compensation equal to the percentage of the Participant's compensation matched under the Savings Plan for the Plan Year less any Matching
  Contribution provided above; and

     (d) The discretionary matching contribution made on behalf of the Participant under the Savings Plan for the Plan Year but assuming for this purpose that the Participant made the elective maximum deferrals to the Savings Plan permitted by Sections 401(k)(3), 401(m) and 402(g) of the Code.

  Any Matching Contribution made on behalf of a Participant for a Plan Year under subparagraphs (a) and (b) above shall be credited to such Participant's Matching Contributions Account as of the last day of the calendar month in which the related Elective Deferral Contribution is made to this Plan. Any Matching Contribution made on behalf of a Participant for a Plan Year under subparagraphs (c) and (d) above shall be credited to such Participant's Matching Contributions Account as of the last day of the Plan Year.

  3.3  Profit Sharing Contributions.  For each Plan Year, the
Company shall make a Profit Sharing Contribution on behalf of each Participant equal to the amount by which (a) below exceeds
(b) below:

  (a) The amount of any profit sharing contribution which the Participant would have been entitled to receive under the Savings Plan, except that the definition of Compensation in Section 1.8 of the Plan shall be used and any limitations imposed on such contributions under Section 401(a)(17) or 415 of the Code shall be disregarded; and

  (b) The amount of the annual profit sharing contribution which the Participant is entitled to receive under the Savings Plan as limited by the definition of Compensation in Section 2.04 of the Savings Plan and Section 401(a)(17) and 415 of the Code.

  Any Profit Sharing Contribution made on behalf of a Participant for a Plan Year shall be credited to such Participant's Profit Sharing Contribution Account as of the date that the Company actually contributes the Profit Sharing
Contribution to the Savings Plan for the Plan Year.

                ARTICLE IV--INVESTMENT OF ACCOUNTS

  4.1 Investment Alternatives. Each Participant may elect to have his Elective Deferral Contributions Account and his Profit Sharing Contributions Account allocated among the following three investment alternatives. The investment percentage for each investment alternative selected by the Participant must be a multiple of 25%.

     (a) Phantom Stock Units. The amount owed by the Company with respect to any amount allocated to the Phantom Stock Unit investment shall be determined as if such amount had been invested in shares of common stock of O'Sullivan Industries Holdings, Inc. Amounts invested shall be credited with earnings (whether gains or losses) equal to the total return (changes in share price plus dividends) of the common stock of O'Sullivan Industries Holdings, Inc. Earnings shall be credited to Accounts as of the last day of each calendar quarter based on changes in the share price, plus dividends during such quarter.

     (b) Fixed Interest Rate. The amount owed by the Company with respect to any amount allocated to the Fixed Interest Rate investment shall be determined by crediting earnings on such amount (whether gains or losses) equal to the percentage changes in the PIMCO Total Return II Fund, assuming reinvestment of all dividends and distributions. Earnings shall be credited to Accounts as of the last day of each calendar quarter.

     (c) S & P 500. The amount owed by the Company with respect to any amount allocated to the S & P 500 investment shall be determined by crediting earnings on such amount (whether gains or losses) equal to the percentage changes in the Vanguard Index Trust 500 Portfolio fund, assuming reinvestment of all dividends and distributions. Earnings shall be credited to Accounts as of the last day of such calendar quarter.

  The Participant shall make his initial investment selection by filing a form with the Administrator at least 15 days prior to the effective date of his participation.

  4.2 Transfers Between Investments. The Participant's investment direction shall remain in effect unless and until the Participant replaces the direction in accordance with this
Section 4.2. Participants may change the percentages of the future contributions credited to their Elective Deferral Contributions Account and Profit Sharing Contributions Accounts or the percentages of their existing Elective Deferral Contributions Accounts and Profit Sharing Contributions Accounts allocated among the investment alternatives as of January 1 and July 1 of each Plan Year (each, an "Allocation Date") by filing a form with the Administrator. Any election must be filed on or before 15 days prior to the effective date. Notwithstanding the foregoing, the following restrictions apply with respect to
Officers:

     (a) In the event a Participant who is an Officer shall make an election to change the investment of the existing balances in his Accounts in a manner that results in a transfer of part or all of such balances to the Phantom Stock Unit investment from one or more other investments, such election must be made at least 6 months after the date of any previous election which resulted in a transfer or cash distribution of part or all of such Officer's investment from any account or fund consisting of, or based on the value of, equity securities of the Company under this Plan or any other employee benefit plan of the Company.

     (b) In the event a Participant who is an Officer shall make an election:

       (i) to receive a cash distribution which results in a reduction of the investment of any of his Accounts in the Phantom Stock Unit investment; or

       (ii) to change the investment of the existing balances in his Accounts in a manner that results in a transfer of part or all of such balances from the Phantom Stock Unit investment to one or more other investments;

  such election must be made at least 6 months after the date of any previous election which resulted in a transfer of part or all of such Officer's investment into any account or fund consisting of, or based on the value of, equity securities of the Company under this Plan or any other employee benefit plan of the Company.

  For the purpose of this Section 4.2, "Officer" shall, with respect to a Participant have the meaning ascribed to such term in Title 17, Section 240.16a-1(f) of the Code of Federal
Regulations or any subsequent law or regulation of similar import.

  4.3  Investment of Matching Contributions Account.  Matching
Contribution Accounts shall be invested in the Phantom Stock Unit investment. Earnings shall be credited to the Matching
Contributions Accounts as described in Section 4.1(a) above.

                     ARTICLE V--DISTRIBUTIONS

  5.1 Limitation on Distributions. Distributions shall be made to Participants only as permitted under this Article V.

  5.2 Termination of Employment for Other Than Death or Disability. If the Participant's employment with the Company is terminated for any reason (including retirement) other than death or disability, the Participant's Accounts shall be paid to him as follows. The Participant shall receive his Elective Deferral Contributions Account and Matching Contributions Account, as elected in accordance with Section 5.6, commencing as soon as practicable after the end of the calendar quarter in which the termination occurs. The Participant shall receive the percentage of his Profit Sharing Contributions Account equal to such Participant's vested percentage of his Profit Sharing Account under the Savings Plan, as elected in accordance with Section 5.6, commencing as soon as practicable after the end of the calendar quarter in which the termination occurs.

  5.3 Disability. If the Participant's employment with the Company is terminated because of disability, the Participant's Accounts shall be paid to him, as elected in accordance with
Section 5.6, commencing as soon as practicable after the end of the calendar quarter in which he is determined to be disabled. For purposes of this Plan, a Participant shall be considered disabled if he is determined to be disabled under the Company's Long-Term Disability Plan.

  5.4 Death. If the Participant's employment with the Company is terminated because of death, the Participant's Accounts shall be paid to his Beneficiary, as elected in accordance with Section 5.6, commencing as soon as practicable after the end of the calendar quarter in which he dies.

  5.5 Distribution of Elective Deferrals. Prior to the beginning of each Plan Year, at the time that the Participant elects to make Elective Deferral Contributions for such Plan Year, the Participant may elect to receive a distribution of any such Elective Deferral Contributions that are not eligible for a Matching Contribution under Section 3.2, at any time after the end of the fifth Plan Year following the Plan Year during which such election is made. A distribution shall be made in cash except that with respect to any amount credited to the Phantom Stock Unit investment at the time of distribution, the Participant or Beneficiary may elect to receive his distribution in the form of whole shares of common stock of O'Sullivan Industries Holdings, Inc. provided, however, that the restrictions specified in Section 4.2 shall apply to such latter election by an Officer, as defined in Section 4.2. Any election made pursuant to this Section 5.5 shall be made on a form prescribed by the Administrator and shall be irrevocable once made.

  5.6 Method of Payment. A Participant may elect distribution of the Accounts in a lump sum or in installments over a period of years (not to exceed ten). Any such election must be made no later than twelve months prior to the time a Participant first becomes eligible to receive a distribution of his Accounts under the Plan. If the Participant elects installment payments, the unpaid amount shall continue to be invested as provided in
Article IV and shall continue to accrue earnings until paid. A distribution shall be made in cash except that with respect to any amount credited to the Phantom Stock Unit investment at the time of distribution, the Participant or his Beneficiary may elect to receive his distribution in the form of whole shares of common stock of O'Sullivan Industries Holdings, Inc., provided, however, that the restrictions specified in Section 4.2 shall apply to such latter election by an officer, as defined in
Section 4.2. Any election pursuant to this Section 5.6 shall be made on a form prescribed by the Administrator and shall be irrevocable once made.

  5.7 Financial Hardship. If the Compensation Committee in its sole discretion permits, a Participant may elect to receive a distribution from his Elective Deferrals Account if he has incurred an "unforeseeable emergency." For purposes of this
Section 5.7, an "unforeseeable emergency" is an unanticipated emergency caused by an event beyond the control of the Participant that would result in a severe financial hardship to the Participant if the distribution were not permitted. Any distribution on account of a financial hardship shall be made in a lump sum. Any hardship withdrawal must be limited to the
amount necessary to alleviate the emergency.    Notwithstanding
the foregoing, the restrictions specified in Section 4.2 shall apply to the election by an Officer, as defined in Section 4.2, to receive a distribution under this Section 5.7.

                    ARTICLE VI--MISCELLANEOUS

  6.1 No Trust. Nothing contained in this Plan and no action taken pursuant to the provisions of the Plan shall create or be construed to create a trust of any kind or a fiduciary relationship between the Company and the Participant, his Beneficiary or any other person.

  6.2 Source of Payments. The Participant, Beneficiary and any other person or persons having or claiming a right to payments hereunder or to any interest in this Plan shall rely solely on the unsecured promise of the Company set forth herein and nothing in this Plan shall be construed to give the Participant, Beneficiary or any other person or persons any right, title, interest or claim in or to any specific asset, fund, reserve, account or property of any kind whatsoever owned by the Company or in which it may have any right, title or interest now or in the future, but the Participant or Beneficiary shall have the right to enforce his claim against the Company in the same manner as any unsecured creditor of the Company.

  The Plan constitutes a mere promise by the Company to make benefit payments in the future. It is the intention of the Company that the Plan be unfunded for purposes of federal income tax law and for purposes of Title I of ERISA.

  6.3 No Assignment. The right of the Participant or any other person to the payment of benefits under this Plan is not subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, attachment, or garnishment by creditors.

  6.4 Beneficiary. The Beneficiary referred to in this Plan may be designated or changed by the Participant (without the consent of any prior Beneficiary) on a form provided by the Administrator and delivered to the Company before his death. If no such Beneficiary shall have been designated, or if no designated Beneficiary shall survive the Participant, the Participant's Accounts shall be payable to the Participant's estate.

  6.5 Incapacity of Participant or Beneficiary. If the Compensation Committee shall find that any person to whom any payment is payable under this Plan is unable to care for his affairs because of illness or accident or is a minor, any payment due (unless a prior claim therefor shall have been made by duly appointed guardian, committee or other legal representative) may be paid to the spouse, a child, a parent or a brother or sister, or to any person deemed by the Compensation Committee to have incurred expense for such person otherwise entitled to payment in accordance with the applicable provisions of Article V above.
Any such payment shall be a complete discharge of the liabilities of the Company under this Plan.

  6.6 Claims Procedures. An initial claim for benefits under the Plan must be made by the Participant or his Beneficiary in accordance with the terms of the Plan. Not later than 90 days after receipt of such a claim, the Administrator will render a written decision on the claim to the claimant, unless special circumstances require the extension of such 90-day period. If such extension is necessary, the Administrator shall provide the Participant or the Participant's beneficiary with written notification of such extension before the expiration of the initial 90-day period. Such notice shall specify the reason or reasons for such extension and the date by which a final decision can be expected. In no event shall such extension exceed a period of 90 days from the end of the initial 90-day period. In the event the Administrator denies the claim of a Participant or the beneficiary in whole or in part, the Administrator's written notification shall specify, in a manner calculated to be understood by the claimant, the reason for the denial; a reference to the Plan or other document or form that is the basis for the denial; a description of any additional material or information necessary for the claimant to perfect the claim; an explanation as to why such information or material is necessary; and an explanation of the applicable claims procedure. Should the claim be denied in whole or in part and should the claimant be dissatisfied with the Administrator's disposition of the claim, the claimant may have a full and fair review of the claim by the Compensation Committee upon written request therefor submitted by the claimant or the claimant's duly authorized representative and received by the Compensation Committee within 60 days after the claimant receives written notification that the claim has been denied. In connection with such review, the claimant or the claimant's duly authorized representative shall be entitled to review pertinent documents and submit the claimant's views as to the issues, in writing. The Compensation Committee shall act to deny or accept the claim within 60 days after the receipt of the claimant's written request for review unless special circumstances require the extension of such 60-day period. If such extension is necessary, the Compensation Committee shall provide the claimant with written notification of such extension before the expiration of such initial 60-day period. In all events, the Compensation Committee shall act to deny or accept the claim within 120 days of the receipt of the claimant's written request for review. The action of the Compensation Committee shall be in the form of a written notice to the claimant and its contents shall include all of the requirements for action on the original claim. In no event may a claimant commence legal action for benefits the claimant believes are due the claimant until the claimant has exhausted all of the remedies and procedures afforded the claimant by this Section
6.6. Any claims which the claimant does not in good faith pursue through the review stage of the procedure shall be treated as having been irrevocably waived.

  6.7 Compensation Committee Powers and Liabilities. (a) The Plan shall be interpreted by the Compensation Committee in accordance with the terms of the Plan and their intended meanings. However, the Compensation Committee shall have the discretion to make any findings of fact needed in the administration of the Plan, and shall have the discretion to interpret or construe ambiguous, unclear or implied (but omitted) terms in any fashion the Compensation Committee deems to be appropriate in its sole judgment. The validity of any such finding of fact, interpretation, construction or decision shall not be given de novo review if challenged in court or in any other forum, and shall be upheld unless clearly arbitrary or capricious.

     (b) To the extent that the Compensation Committee or the Administrator has been granted discretionary authority under the Plan, the prior exercise of such authority shall not obligate any of them to exercise its authority in a like fashion thereafter.

     (c) If, due to errors in drafting, any Plan provision does not accurately reflect its intended meaning, as demonstrated by consistent interpretations or other evidence of intent, or as determined by the Compensation Committee in its sole and exclusive judgment, the provision shall be considered ambiguous and shall be interpreted by the Compensation Committee in a fashion consistent with its intent, as determined by the Compensation Committee. The Compensation Committee shall amend the Plan retroactively to cure any such ambiguity, notwithstanding anything in the Plan to the contrary.

     (d) This Section 6.7 may not be invoked by any person to require the Plan to be interpreted in a manner which is inconsistent with its interpretation by the Compensation Committee. All actions taken and all determinations made in good faith by the Compensation Committee shall be final and binding upon all persons claiming any interest in or under the Plan.

  6.8 Benefits Not Treated As Compensation. Any benefits payable under this Plan shall not be deemed salary or other compensation to the Participant for the purpose of computing benefits to which he may be entitled under any profit sharing plan, pension plan or any other arrangement of the Company for the benefit of its employees.

  6.9 Governing Law. This Plan shall be construed in accordance with and governed by the law of the State of Missouri to the extent not preempted by federal law.

  6.10 Merger. The Company agrees it will not be a party to any merger, consolidation or reorganization, unless and until its obligations hereunder shall be assumed by its successor or successors.

  6.11 Amendment. The Company reserves the right to amend or terminate the Plan at any time. Any such termination shall be effective as of the end of the calendar quarter during which written notification is given to each Participant or as of such later date specified in the written notification. Any amounts properly credited to the Accounts of any Participant shall remain subject to the provisions of the Plan after termination and distribution, but payment thereof may be accelerated by the Company because of the termination of the Plan. No amendment or termination shall directly or indirectly reduce the proper balance of any Accounts, as of the effective date of any amendment or termination.

  6.12 Construction. Unless the context of the Plan otherwise clearly requires, references in the plural shall include the singular and references in the singular shall include the plural. The section and other headings contained in this Plan are for reference purposes only and shall not control or affect the construction of this Plan or its interpretation in any respect. Section and subsection references are to this Plan unless otherwise specified.

  6.13 Binding Effect. This Plan shall be binding upon and inure to the benefit of the Company, its successors and assigns and the Participants and their heirs, executors, administrators and legal representatives.

  IN WITNESS WHEREOF, this Plan has been duly executed as of the 15th day of March, 1997.

                   O'SULLIVAN INDUSTRIES HOLDINGS, INC.


                   By:  Daniel F. O'Sullivan
                        Chairman of the Board and
                        Chief Executive Officer

                        "Sponsoring Employer"

ATTEST:

Rowland H. Geddie, III
Vice President, General Counsel and
Secretary

                           EXHIBIT 10.3

                    FIRST AMENDMENT TO THE
               O'SULLIVAN INDUSTRIES HOLDINGS, INC.
                 SAVINGS AND PROFIT SHARING PLAN


  This First Amendment is made as of the 5th day of May, 1997, by O'Sullivan Industries Holdings, Inc., a Delaware corporation.

  WHEREAS, on July 1, 1995, the Employer established a retirement plan for the exclusive benefit of its eligible employees, which plan is known as the O'Sullivan Industries
Holdings, Inc. Savings and Profit Sharing Plan (the "Plan"); and

  WHEREAS, pursuant to the terms of the Plan, the Employer reserved the right to amend the Plan from time to time in its discretion; and

  WHEREAS, the Employer desires to amend the Plan as set forth below;

  NOW, THEREFORE, in consideration of these premises, the Plan is amended as follows, effective July 1, 1997:

  A. Section 4.01 is amended to read in its entirety as follows:

  4.01 Employee Pre-Tax Contributions. Each Employee who becomes a Participant in this Plan shall specify the amount of Employee Pre-Tax Contributions, if any, he or she wishes to make by payroll deduction pursuant to this Article IV. Such contributions shall be transmitted to the trustee as soon as reasonably practicable. A Participant's Employee Pre-Tax Contributions shall not be less than 1% nor more than 15%, in multiples of 1%, of his Compensation per scheduled pay period, and may not exceed the limitation set forth in Section 4.03. The Committee may from time to time specify a maximum deferral percentage for Highly Compensated Employees that is less than 15%. A Participant's Employee Pre-Tax Contributions shall also be limited to the maximum dollar limitation per calendar year, as adjusted, set forth in Code Section 402(g).

  Any Employee Pre-Tax Contributions in excess of the limitation set forth in Code Section 402(g) as adjusted, together with allocable income thereon determined in accordance with applicable rules and regulations, for any Participant for any calendar year shall be distributed to such Participant no later than April 15 of the following year. Such excess contributions shall not be included in Annual Additions, but the excess contribution shall be included as a contribution for purposes of the mathematical nondiscrimination test set forth in Section 4.08.

  Any Employer Matching Contributions and Employer
Discretionary Matching Contributions that are attributable to any Employee Pre-Tax Contributions that are distributed to the Participant pursuant to this Section shall be treated as a forfeiture, and applied in accordance with Section 4.09.

  To the extent that a Participant has directed that his Employee Pre-Tax Contributions be invested in the O'Sullivan
Stock Fund, the Company may make the Employee Pre-Tax
Contribution in cash and/or Stock, and such contribution shall be credited to the Employee Pre-Tax Contribution Account of such Participant.

  B. Section 4.06 is amended to read in its entirety as follows:

  4.06  Employer Profit Sharing Contributions.  For each Plan
Year, the Employer shall contribute to the Plan up to 7.5% of the consolidated pre-tax net income of the Employers (excluding extraordinary items) for such Year, as calculated by the Sponsoring Employer in its sole and absolute discretion
(hereinafter "Target Contribution") to be allocated among and credited to the Employer Profit Sharing Contributions Account of each Participant who is employed by an Employer or an Affiliate as of the last day of the Year based on the ratio that each Participant's Annual Compensation bears to the total Annual Compensation of all Participants. Notwithstanding the foregoing, the Target Contribution for any Plan Year may be increased, decreased or eliminated, at any time or from time to time, prior to the date the contribution is made, by action of the Board of Directors of the Sponsoring Employer. For the purpose of determining whether a Participant shall receive an Employer
Profit Sharing Contribution for any Plan Year, a Participant who is not employed as of the last day of the Year as a result of such Participant's death, termination of employment on or after attaining age 65, or termination of employment due to Disability, shall receive a proportionate allocation of the Employer Profit
Sharing Contribution as if such Participant were a Participant as of the last day of the Year.

  The Sponsoring Employer's determination of consolidated pre-tax net income (excluding extraordinary items) and the amount of Employer Profit Sharing Contribution to be made at any time, shall be made in the Sponsoring Employer's sole and absolute discretion and shall be final and binding upon all persons. The Employer Profit Sharing Contribution actually contributed to the Trust shall, by definition, be the Employer Profit Sharing Contribution due hereunder, regardless of any claim by any person of error, or improper determination of consolidated pre-tax net income (excluding extraordinary items) or any other amount by any person.

  For purposes of the foregoing, each participating Affiliate in the Plan shall contribute out of its current or accumulated earnings and profits that portion of the aggregate Employer Profit Sharing Contribution for each Plan Year (if any) that the Compensation paid or accrued to Participants by such Affiliate during the Plan Year bears to the total Compensation paid or accrued to all Participants by all participating Employers during the Plan Year.

  To the extent that a Participant has directed that his Employer Profit Sharing Contributions Account be invested in the O'Sullivan Stock Fund, the Company may make the Employer Profit Sharing Contribution in cash and/or Stock, and such contribution shall be credited to the Employer Profit Sharing Contributions Account of such Participant.

  C. Section 7.05 is amended to read in its entirety as follows:

  7.05 Limitations on Officer Transactions. Notwithstanding the foregoing provisions of this Article VII or any other provisions hereof, the following restrictions apply with respect to Officers:

  (a) In the event a Participant who is an Officer shall make an election to change the investment of the existing balances in his Accounts in a manner that results in a transfer of part or all of such balances to the O'Sullivan Stock Fund from one or more other Investment Funds, such election must be made at least 6 months after the date of any previous election which resulted in a transfer or cash distribution or loan of part or all of such Officer's investment from any account or fund consisting of, or based on the value of, equity securities of the Company under this Plan or any other employee benefit plan of the Company.

  (b) In the event a Participant who is an Officer shall make an election:

     (i) to receive a cash distribution or loan which results in a reduction of the investment of any of his Accounts in the O'Sullivan Stock Fund; or

     (ii) to change the investment of the existing balances in his Accounts in a manner that results in a transfer of part or all of such balances from the O'Sullivan Stock Fund to one or more other Investment Funds;

such election must be made at least 6 months after the date of any previous election which resulted in a transfer of part or all of such Officer's investment into any account or fund consisting of, or based on the value of, equity securities of the Company under this Plan or any other employee benefit plan of the Company.

  Except as modified by this Section 7.05, the other provisions of Article VII shall be applicable to any such Officer's investment direction. For the purpose of this Section 7.05, "Officer" shall, with respect to an Employee, have the meaning ascribed to such term in Title 17, Section 240.16a-1(f) of the Code of Federal Regulations or any subsequent law or regulation of similar import.

  IN WITNESS WHEREOF, and to record the formal adoption of this First Amendment, the Employer has caused the same to be executed as of the day and year first above written.

                   O'SULLIVAN INDUSTRIES HOLDINGS, INC.



                   By:  Daniel F. O'Sullivan
                        Chairman of the Board and
                        Chief Executive Officer

ATTEST:


Rowland H. Geddie, III
Vice President, General Counsel
and Secretary

                            EXHIBIT 11

               O'Sullivan Industries Holdings, Inc.
          Statement of Computation of Earnings per Share

                                                      Three months ended
                                                           March 31,
                                                  --------------------------
                                                     1997          1996
                                                    ------        ------
Net income available to common stockholders;
  as reported                                   $ 3,895,000   $ (2,942,000)
                                                  =========     ==========

Weighted average number of common shares
  outstanding                                    16,777,857     16,819,950

Weighted average number of common shares
  issuable under stock option plans,
  net of assumed treasury stock repurchases
  at average market prices                          314,398           -
                                                 ----------     -----------

Weighted average number of common shares
  and common share equivalents outstanding,
  as adjusted                                    17,092,255      16,819,950
                                                 ==========      ==========

Primary earnings per share                            $0.23          $(0.17)
                                                 ==========      ==========

Weighted average number of common shares
  outstanding                                    16,777,857      16,819,950

Weighted average number of common shares
  issuable under stock option plans,
  net of assumed treasury stock repurchases
  at ending market prices                           330,462           -
                                                 ----------      ----------

Weighted average number of common shares
  and common share equivalents outstanding,
  as adjusted                                    17,108,319      16,819,950
                                                 ==========      ==========

Fully diluted earnings per share                      $0.23          $(0.17)
                                                 ==========      ==========


                                                      Nine months ended
                                                           March 31,
                                                  --------------------------
                                                     1997          1996
                                                    ------        ------
Net income available to common stockholders;
  as reported                                   $11,945,000   $ (1,136,000)
                                                 ==========     ==========

Weighted average number of common shares
  outstanding                                    16,790,430     16,819,950

Weighted average number of common shares
  issuable under stock option plans,
  net of assumed treasury stock repurchases
  at average market prices                          199,514           -
                                                 ----------     -----------

Weighted average number of common shares
  and common share equivalents outstanding,
  as adjusted                                    16,989,944      16,819,950
                                                 ==========      ==========

Primary earnings per share                            $0.70          $(0.07)
                                                 ==========      ==========

Weighted average number of common shares
  outstanding                                    16,790,430      16,819,950

Weighted average number of common shares
  issuable under stock option plans,
  net of assumed treasury stock repurchases
  at ending market prices                           330,420           -
                                                 ----------      ----------

Weighted average number of common shares
  and common share equivalents outstanding,
  as adjusted                                    17,120,850      16,819,950
                                                 ==========      ==========

Fully diluted earnings per share                      $0.70          $(0.07)
                                                 ==========      ==========


This calculation is submitted in accordance with Regulation S-K,
Item 601(b)(11), although not required by footnote 2 to paragraph
14 of APB No. 15 because it results in dilution of less than 3%.