Form 10-K
period 1997-06-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1997-09-26
CIK 915354

================================================================================

                     SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

     (Mark One)
            [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES  EXCHANGE  ACT  OF  1934
For the fiscal year ended June 30, 1997

                                       OR

            [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from _____________ to _________________

Commission file number:  1-12754

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



                           Delaware                                            43-1659062
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

             1900 Gulf Street, Lamar, Missouri                               64759-1899
         (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (417) 682-3322

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                              Name of each exchange on which registered
           -------------------                              -----------------------------------------
     Common Stock, par value $1.00 per share                         New York Stock Exchange
        Preferred Stock Purchase Rights                              New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X       No
                                               ---         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 15, 1997, 16,632,703 shares of common stock of O'Sullivan Industries Holdings, Inc. were outstanding, and the aggregate market value of the voting stock held by non-affiliates of O'Sullivan Industries Holdings, Inc. was $207,868,787, based on the New York Stock Exchange composite trading closing price and using the definition of beneficial ownership contained in Rule 16a-1(a)(2) promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers, some of whom may not be held to be affiliates upon judicial determination.

     Portions of the definitive proxy statement relating to the 1997 Annual Meeting of Stockholders of O'Sullivan Industries Holdings, Inc., which will be filed within 120 days of June 30, 1997, are incorporated by reference in Item 10, Item 11, Item 12 and Item 13 of Part III of this form.

================================================================================

                                   PART  I

ITEM 1. BUSINESS

HISTORY AND OVERVIEW

     O'Sullivan Industries Holdings, Inc., a Delaware corporation (the "Company" or "O'Sullivan," which includes the Company's subsidiaries unless otherwise indicated), is a leading manufacturer of ready-to-assemble ("RTA") furniture in the United States. The Company was incorporated in November 1993 and acquired O'Sullivan Industries, Inc. ("Industries") in February 1994, immediately prior to the sale of its common stock (the "Offerings") in a public offering by TE Electronics Inc. ("TE"), a subsidiary of Tandy Corporation ("Tandy"). Prior to the Offerings, Industries operated as a wholly owned subsidiary of TE. Subsequent to the Offerings, neither Tandy nor TE has any continuing ownership interest in the Company.

     The Company owns manufacturing, warehouse and distribution facilities in Lamar, Missouri, South Boston, Virginia and Cedar City, Utah. O'Sullivan commenced operations at the Lamar, Missouri plant in 1965, and the South
Boston, Virginia facility became operational in 1989.   The Company phased in
production at the Cedar City, Utah facility in the spring of 1995.

     The Company is a holding company that owns O'Sullivan Industries, Inc., a Delaware corporation. Industries owns O'Sullivan Industries - Virginia, Inc., a Virginia corporation ("O'Sullivan - Virginia").

     The Company engages in one industry segment: the design, manufacture and sale of ready-to-assemble furniture.

THE RTA FURNITURE INDUSTRY

     RTA furniture is purchased in component form and then assembled by the consumer. RTA furniture is sold at generally lower price points than assembled furniture. Most RTA furniture is sold through mass merchants, office superstores, department stores, home centers and catalog showrooms, where consumers can receive the products immediately.

     Producing RTA furniture involves laminating paper, vinyl or other materials to particle board or fiberboard; cutting the laminated board to size; processing the laminated board through a combination of edgebanding, boring, softforming, embossing, ripsawing, routing, molding, wrapping or hotfoiling; assembling components, as necessary; attaching outsourced items such as knobs or other detail pieces, as necessary; and adding the components used for assembly. At various intervals in the process, work in progress is held in inventory until the next stage of production is available. A particular product is not manufactured on a single production line; rather, each of its components may undergo different processing steps on separate production lines.

PRODUCTS AND STYLES

     The Company offers over 300 products which can be divided into several categories, including home office, office and computer, electronics and home decor furniture.

     HOME OFFICE, OFFICE AND COMPUTER.   Home office, office and computer
furniture includes desks, computer workcenters, bookcases, filing cabinets, credenzas, tables, printer stands and computer storage racks.

     ELECTRONICS.   Electronics furniture includes home entertainment centers, home theater systems, television and stereo tables and cabinets and audio and video storage racks.

     HOME DECOR.   Home decor furniture includes microwave oven carts, pantries and other kitchen furniture; dining room, living room and recreation room furniture; and bedroom pieces such as dressers, night stands and wardrobes.

SALES AND MARKETING

     For information regarding the Company's sales, operating profits and assets, see the consolidated financial statements of the Company included in
Part II of this report.

     The Company has developed a diverse and extensive customer base. O'Sullivan's top 50 customers comprised approximately 92% of its sales in fiscal 1997. O'Sullivan groups most of its customers into eight major categories: Office superstores, discount mass merchants, mass merchants (department stores and catalog showrooms), home centers, electronics retailers, furniture stores, original equipment manufacture ("OEM") and international.

     The Company's products are sold throughout the United States and in Canada, Mexico, Great Britain and to a smaller extent other countries. Export sales were $22.5 million, $17.9 million and $14.4 million in fiscal 1997, 1996 and 1995, respectively. In fiscal 1997, international sales increased because of the success of the Company's United Kingdom operations and the growth of international office superstores. In fiscal 1996, export sales increased primarily due to increased sales in international markets of close-out merchandise.

     OfficeMax, Inc., Office Depot, Inc. and Kmart Corporation accounted for approximately 17.1%, 12.3% and 12.0%, respectively, of O'Sullivan's sales in fiscal 1997. The Company's top five customers accounted for approximately 57% of its sales during the same period. The loss of, or significant reductions in orders from, any of these five customers could have a material adverse effect on the Company.

     As is customary in the RTA furniture industry, O'Sullivan does not have long-term supply contracts with any of its customers. The Company has entered into supply contracts with certain OEM customers, but these contracts have simply provided for the delivery of a specified quantity of goods in accordance with a specified price formula, and have not had a term in excess of one year.

     MARKETING AND DISTRIBUTION.   The Company's field sales organization
consists of independent sales representative organizations and sales managers. The sales managers supervise the independent sales representatives and manage the Company's relationship with certain of its customers.

     The Company's products are promoted by its customers to the public pursuant to cooperative and other advertising agreements. Under these agreements, the Company covers a portion of the customer's advertising expenses if the customer places approved advertisements mentioning the Company and its products by name. The Company may also provide support to certain customers' advertising programs. The Company generally does not advertise directly to consumers, although it does advertise in trade publications to promote its image as a producer of high quality RTA products.

     The Company also participates in a variety of international and regional furniture markets and trade shows, such as the semiannual international furniture markets held in High Point, North Carolina.

PRODUCT DESIGN AND DEVELOPMENT

     The Company continually introduces new or redesigned products to appeal to changing consumer tastes and to satisfy customer needs. In-house furniture designers develop product ideas in conjunction with the Company's marketing personnel and customers. The Company's engineering department then produces full-scale prototypes. The prototypes are displayed at High Point and other trade shows or otherwise shown to customers to measure customer interest. If the Company determines that a product will be successful, it commences production. In addition, O'Sullivan sometimes develops a specific product at the request of a customer. The Company expended approximately $0.7 million, $0.8 million and $0.7 million for product design and development during fiscal 1997, 1996 and 1995, respectively.

MANUFACTURING

     The Company manufactures its products in three facilities. The Lamar, Missouri facility, which began production in 1965, encompasses approximately 1,015,000 square feet. The South Boston, Virginia facility, which was opened in 1989, covers approximately 450,000 square feet. The Company phased in production at the Cedar City, Utah facility in the spring of 1995. This facility has approximately 530,000 square feet.

     The Company uses state-of-the-art computer-aided design and computer-aided manufacturing equipment and software to assist in the manufacturing process. This equipment and software helps the Company develop conceptual designs, production drawings, tooling patterns, quality assurance procedures and customer instruction sheets more quickly. The Company continues to review and invest in new machinery, equipment and software that will increase manufacturing efficiency and reduce costs.

SHIPPING

     The Company generally makes arrangements for the shipping of products to its customers on a customer-by-customer basis. When the Company pays freight costs, it uses independent trucking companies with which it has negotiated competitive transportation rates.

RAW MATERIALS

     The materials used in the Company's manufacturing operations include particle board, fiberboard, coated paper laminates, glass, furniture hardware and packaging materials.

     The Company is dependent upon outside suppliers for all of its raw material needs and is therefore subject to fluctuations in prices of raw materials. In particular, the Company's results of operations were affected significantly in fiscal 1995 by higher prices of particle board and fiberboard. The Company buys its particle board and fiberboard at market-based prices from a number of independent wood product suppliers. In 1995, prices for particle board and fiberboard increased because demand for these materials increased more quickly than the available supply. In fiscal 1995, the Company also experienced increases in the prices of certain other raw materials, including packaging materials and paper laminates. Packaging materials increased principally because of price increases for corrugated cardboard. The cost of imported paper laminates increased because of increases in raw material costs and the decline of the United States dollar against the Japanese yen.

     During fiscal 1996, the average purchase price for raw materials decreased slightly from the high prices experienced in fiscal 1995. Lower costs decreased the costs of materials as a percent of cost of goods sold in fiscal 1996, particularly in the last three quarters. In fiscal 1997, price declines continued, and the lower material costs contributed significantly to the increases in the Company's gross margins and results of operations.
Projections for fiscal 1998 do not indicate significant price increases in raw materials; however, there can be no assurance that these projections will be accurate, particularly in the latter quarters of fiscal 1998 or beyond. The demand for raw materials may increase, which could result in higher prices. There can be no assurance that the Company will be able to increase its sales prices sufficiently or lower manufacturing costs to offset any cost increases or to maintain its margins.

     As is customary in the RTA furniture industry, the Company does not maintain long-term supply contracts with its suppliers. It does, however, have long continuous relationships with all of its key suppliers and encourages supplier partnerships. The Company's supplier base is sufficiently diversified so that loss of any one supplier in any given commodity should not have a material adverse effect on the Company's operations. The Company has never been unable to secure needed raw materials. There could be adverse effects on the Company's operations and financial conditions should the Company be unable to secure necessary raw materials such as particle board or fiberboard.

     The Company often purchases its raw materials of a certain type from a limited number of vendors. These raw materials, however, are generally available from other suppliers, although the cost from alternate suppliers might be slightly higher.

BACKLOG

     Because the Company's business is characterized by short-term order and shipment schedules, generally less than two weeks, the Company does not consider backlog at any given date to be indicative of future sales.

COMPETITION

     The residential furniture market is highly competitive and includes a large number of both domestic and foreign manufacturers. These manufacturers include not only RTA furniture manufacturers, but also manufacturers of assembled furniture. Although there are a large number of participants in the highly competitive RTA furniture market, the market is relatively concentrated; the top four RTA furniture manufacturers account for over 61% of the domestic market. Certain of the Company's competitors in the residential furniture market have greater sales volumes and greater financial resources than the Company.

     The Company and certain of the Company's RTA furniture competitors completed expansion programs during the last three years pursuant to which they increased significantly their manufacturing capacity. These increases in capacity created some surplus in production capacity in the RTA furniture industry. This extra capacity heightened competition in the industry and pressured the Company's sales margins in fiscal 1996 through increased price competition and decreased overhead absorption due to operating at less than full capacity. As the Company's, and the industry's, sales of RTA furniture increased in the last quarter of fiscal 1996 and in fiscal 1997, the increased absorption of overhead improved the Company's capacity utilization and gross margins. The Company and other manufacturers either recently expanded their capacity or are in the process of doing so in anticipation of increased sales of RTA furniture. If the anticipated sales increases do not materialize, resulting excess capacity and heightened competition may again adversely affect the Company's margins and results of operations.

     Competition in the RTA furniture industry occurs principally (but not necessarily in order of importance) in the areas of style, price, quality, functionality, customer service and design.

SEASONALITY

     The Company generally experiences a higher level of sales in the first and second quarters of the fiscal year in anticipation of the back-to-school and holiday selling seasons.

WORKING CAPITAL

     The Company maintains a significant level of finished goods inventory in order to be able to meet the rapid delivery requirements of its customers. The addition of the Cedar City, Utah plant increased the level of inventories, but the Company reduced its inventory levels during fiscal 1996 with careful monitoring of inventory levels and production. The Company essentially maintained the reduced level of inventories through fiscal 1997 even with a $30 million increase in net sales. The other major component of the Company's current assets is accounts receivable, which results from the Company's selling its products on credit terms negotiated between the Company and each of its customers.

     BUSINESS AND CREDIT RISK CONCENTRATIONS: The largest five customer accounts receivable balances accounted for approximately 61% of the Company's trade receivables balance at June 30, 1997. The Company's products are sold primarily through large chains of retail stores, including office superstores, discount mass merchants, mass merchants, home centers, electronics superstores and furniture stores. Credit is extended to these customers based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is primarily dependent on each customer's financial condition. Therefore, the Company would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     In September 1996, one of the Company's largest customers, Best Products Co., Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). It subsequently liquidated all of its assets and ceased doing business. Sales to Best Products in fiscal 1997 and 1996 approximated $6 million and $20 million, respectively. There can be no certainty that the Company will be able to replace these sales, particularly in the first quarter of fiscal 1998 when substantially all of fiscal 1997 sales occurred.

     In July 1997, another large customer of the Company, Montgomery Ward & Co., filed for bankruptcy protection under Chapter 11. The Company has established an allowance for doubtful accounts to cover the anticipated bad debt loss based on estimates from independent sources. The Company believes this reserve to be adequate, but there is no certainty as to the collection of the Company's receivables from Montgomery Ward. Further reserves may be necessary as the reorganization proceeds.

     On August 1, 1997, Montgomery Ward announced that it intends to close its 33 Lechmere stores and eleven Electric Avenue outlets. The Lechmere and Electric Avenue stores currently sell RTA furniture. The Company recorded fiscal 1997 sales to Lechmere approximating $1.7 million. The Company had no direct sales in fiscal 1997 to Electric Avenue. The Company expects that Montgomery Ward should be able to reorganize its operation under Chapter 11 protection and should continue to purchase products from the Company; however, the level of purchases could decline as a result of any such reorganization or otherwise.

EMPLOYEES

     As of June 30, 1997, the Company had approximately 2,000 employees, approximately 70% of whom were located in Lamar. None of O'Sullivan's employees are represented by a labor union. The Company believes that its work force is relatively stable when compared with furniture industry standards. Over 700 of its employees have been with the Company for more than eight years as of June 30, 1997. The Company believes that it has good relations with its employees.

PATENTS AND TRADEMARKS

     The Company has a United States trademark registration and international trademark registrations or applications for the use of the O'Sullivan(R) name on furniture. The Company believes that the O'Sullivan name and trademark are well-recognized and associated with high quality by both its customers and consumers. The Company's products are sold under a variety of trademarks in addition to O'Sullivan, some of which are registered trademarks. These trademarks include the Cockpit(R), Misty Shadows(R), Woodland Hills(R), Pleasant Hill Collection(R), Kids' Town(R), Cherrywood Estate(R), Durafin(R), Matchmakers(TM), Intelligent Designs(TM), Quick Fit(TM) and Armortop(TM). The Company does not believe that the other trademarks it owns enjoy the same level of recognition as the O'Sullivan trademark, or that the loss of the right to use any one of these other trademarks would be material to its business. The Company holds a number of patents and licenses, none of which are individually considered material to its business.

ENVIRONMENTAL AND SAFETY REGULATIONS

     The Company's operations are subject to extensive federal, state and local laws, regulations and ordinances relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment. Permits are required for certain of the Company's operations and are subject to revocation, modification and renewal by governmental authorities.


     Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunction or both. Compliance with these regulations has not in the past had a material effect on the Company's earnings, capital expenditures or competitive position. The Company anticipates increased federal and state environmental regulations affecting it as a manufacturer, particularly regarding emissions and the use of certain materials in the production process. In particular, regulations currently being issued under the Clean Air Act Amendments of 1990 likely will subject the Company to new standards regulating emissions of certain air pollutants from wood furniture manufacturing operations. The Environmental Protection Agency's development of these standards is ongoing. The Company cannot at this time estimate the impact of these new standards on the Company's operations, future capital expenditure requirements or the cost of compliance.

     The Company's manufacturing process creates by-products such as sawdust and particle board flats. At the South Boston facility, this material is given to a recycler. At the Lamar facility, the material has been sent to a recycler and off-site disposal sites. Wood by-products generated at the Cedar City facility are shipped to a local landfill. The Company's by-product disposal costs were approximately $953,000, $850,000 and $625,000 for fiscal 1997, 1996 and 1995, respectively.

     The Company's manufacturing facilities ship waste products to various disposal sites. To the extent that such waste products include hazardous substances that could be discharged into the environment at such disposal sites or elsewhere, the Company is potentially subject to laws which provide for responses to, and liability for, releases of hazardous substances into the environment and liability for natural resource damages. One example of such laws is the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"). Generally, liability under CERCLA is joint and several and is determined without regard to fault. In addition to CERCLA, similar state or other laws and regulations may impose the same or even broader liability for releases of hazardous substances. The Company has been designated as a potentially responsible party ("PRP") under one such state law, the Arkansas Remedial Action Trust Fund Act, in connection with the cost of cleaning up a disposal site in Diaz, Arkansas. The Company has entered into a de minimis buyout agreement with certain other PRP's, pursuant to which it has contributed $2,000 to date toward cleanup costs. Because O'Sullivan shipped only 7,410 pounds of waste to the Diaz site, the Company was able to "buy out" for the minimum price of $2,000. The agreement subjects de minimis PRP's to liability for additional contributions if cleanup costs exceed $9 million. In this event, the Company would be liable for an equitable share of the excess. Cleanup expenses have approached $9 million. A plan has been approved by the state providing that groundwater at the site be monitored, but that no further remediation activities be undertaken. The monitoring activities should not require an assessment of the PRP's. The Company believes that amounts it may be required to pay in the future, if any, relating to this site will be immaterial.

     The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder. The Company believes that it is in substantial compliance with all such laws and regulations.

ITEM 2. PROPERTIES

     The Company owns three manufacturing, warehouse and distribution facilities. The Lamar, Missouri facility, which also serves as the Company's headquarters, consists of approximately 1,015,000 square feet. The South Boston, Virginia facility has approximately 450,000 square feet, and the Cedar City, Utah facility has approximately 530,000 square feet.

     The Company has minimal unused land at Lamar on which it could build new production or warehouse facilities. It does have excess land at South Boston and Cedar City which may be used for expansion.

     The Company also leases space for showrooms in High Point, North Carolina
and Bentonville, Arkansas.   It leases warehouse space in Joplin, Lamar and
Neosho, Missouri and South Boston, Virginia.

     The Company's Canadian operations are in a leased facility in Markham, Ontario. The Company's United Kingdom operations are in a leased facility in Gloucestershire.

     The Company does not consider any of the leased facilities to be material to its operations.

     The Company considers its owned and leased facilities to be adequate for the needs of the Company and believes that all of its owned and leased properties are well maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal actions arising in the ordinary course of its business. The Company does not believe that any such pending actions will have a material adverse effect on its results of operations or financial position.

     On July 30, 1996, Fisher-Price, Inc. filed suit against Industries in the Supreme Court of New York, Erie County, alleging breach of a License Agreement between Industries and Fisher-Price. Pursuant to the License Agreement, the Company was to have manufactured a line of furniture under the Fisher-Price name. The suit alleged a failure to pay minimum royalties under the License Agreement of $1,400,000. Industries paid Fisher-Price $75,000 to settle this litigation, and the case was dismissed with prejudice on December 27, 1996.

EXECUTIVE OFFICERS

     The Company's executive officers, and their ages and positions with the Company as of September 1, 1997, are as follows:


       NAME               AGE       OFFICER                       POSITION(S)
                                    SINCE(1)
Daniel F. O'Sullivan       56        1969       Chairman of the Board and Chief Executive Officer
Richard D. Davidson        49        1996       President and Chief Operating Officer and Director
Tyrone E. Riegel           54        1969       Executive Vice President and Director
Terry L. Crump             47        1996       Executive Vice President and Chief Financial Officer
Thomas M. O'Sullivan, Jr.  42        1993       Vice President-Sales
Rowland H. Geddie, III     43        1993       Vice President, General Counsel and Secretary
E. Thomas Riegel           53        1993       Vice President-Strategic Operations
James C. Hillman           52        1973       Vice President-Human Resources
Michael P. O'Sullivan      38        1995       Vice President-Marketing

----------------------------------

     (1)Includes officer positions held with Industries.


     Daniel F. O'Sullivan was named President, Chief Executive Officer and a Director of the Company in November 1993 and became Chairman of the Board in December 1993. He relinquished the position of President of the Company in July 1996. He served as President of Industries from 1986 until July 1996, and was appointed Chairman of the Board and Chief Executive Officer in 1994. He also serves as Chairman of the Board and Chief Executive Officer of O'Sullivan
- Virginia.  Mr. O'Sullivan has been employed by the Company since September
1962.

     Richard D. Davidson was named President and Chief Operating Officer of the Company and its subsidiaries in July 1996. He was named a Director of Industries and O'Sullivan - Virginia in July 1996 and of the Company in August 1996. For more than five years prior to October 1995, he served as a Senior Vice President of Sunbeam Corporation and as President of Sunbeam's Outdoor Products Division.

     Tyrone E. Riegel has been Executive Vice President of Industries since July 1986 and a Director since March 1994. He was appointed as Executive Vice President and a Director of the Company in November 1993. Mr. Riegel also serves as Executive Vice President and a Director of O'Sullivan - Virginia. Mr. Riegel has been employed by the Company since January 1964.

     Terry L. Crump has been Executive Vice President and Chief Financial Officer of the Company and its subsidiaries since July 1997. From January 1996 to July 1997, he served as Vice President-Finance and Chief Financial Officer of the Company and its subsidiaries. He was appointed as a Director of Industries and O'Sullivan - Virginia in January 1996. From August 1975 to January 1996, Mr. Crump was employed by Tandy, a retailer of electronics products. Mr. Crump held various positions with Tandy, including Vice President and Controller of Tandy Retail Services and TE and Vice President and Controller of Tandy Electronics manufacturing and wholesale divisions.

     Thomas M. O'Sullivan, Jr. has been Vice President-Sales of the Company and its subsidiaries since 1993. Prior to his appointment as Vice President-Sales, Mr. O'Sullivan was the National Sales Manager for Industries and O'Sullivan - Virginia. Mr. O'Sullivan has been employed by the Company since June 1979.

     Rowland H. Geddie, III has been Vice President, General Counsel and Secretary of the Company and its subsidiaries since December 1993. He was appointed a Director of Industries and O'Sullivan - Virginia in March 1994. From January 1993 through November 1993, Mr. Geddie was a contract attorney for Tandy and TE. From May 1990 to February 1992, Mr. Geddie was Senior Counsel for Houston Industries Incorporated, a holding company.

     E. Thomas Riegel has been Vice President-Strategic Operations of the Company and its subsidiaries since November 1995. From June 1993 until November 1995, he was Vice President-Marketing of the Company and its subsidiaries. Prior to his appointment as Vice President-Marketing, Mr. Riegel was the National Marketing Manager for Industries and O'Sullivan - Virginia. Mr. Riegel has been employed by the Company since May 1971.

     James C. Hillman has been Vice President-Human Resources of the Company since November 1993 and of Industries since 1980. He also serves as Vice President-Human Resources of O'Sullivan - Virginia. Mr. Hillman has been employed by the Company since May 1971.

     Michael P. O'Sullivan has been Vice President-Marketing of the Company and its subsidiaries since November 1995. He served as National Sales Manager of the Company from July 1993 until November 1995. From July 1986 to July 1993, Mr. O'Sullivan was Sales Manager-Office Products of the Company. Mr. O'Sullivan has been employed by the Company since 1984.

     CERTAIN RELATIONSHIPS.   Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr.
and Michael P. O'Sullivan are brothers. Tyrone E. Riegel and James C. Hillman were, prior to the deaths of their respective spouses, brothers-in-law of Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan. Tyrone E. Riegel and E. Thomas Riegel are brothers. Thomas M. O'Sullivan, Sr., a Director and the founder of the Company, is the father of Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan and is the former father-in-law of Tyrone E. Riegel and James C. Hillman.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the quarter ended June 30, 1997.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol "OSU". The following table sets forth the high and low sale prices of the Company's common stock, as reported on the New York Stock Exchange, for the periods indicated:


                     Fiscal 1997 Quarter Ended   High     Low
                     -------------------------   ----     ---
                           June 30, 1997        $16.63  $12.50
                          March 31, 1997        $14.75  $10.50
                         December 31, 1996      $14.00  $ 8.63
                        September 30, 1996      $ 9.75  $ 6.88

                     Fiscal 1996 Quarter Ended   High     Low
                     -------------------------   ----     ---
                           June 30, 1996        $ 8.25  $ 5.63
                          March 31, 1996        $ 6.88  $ 5.25
                         December 31, 1995      $ 8.13  $ 5.88
                        September 30, 1995      $ 9.25  $ 7.50

     As of September 15, 1997, there were approximately 850 stockholders of record. No dividends have been paid or declared subsequent to the closing of the Offerings on February 2, 1994.

     The Company currently intends to retain all earnings to finance the development of its operations and to repurchase a portion of its outstanding common stock. The Company does not anticipate paying cash dividends on its shares of common stock in the near future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including but not limited to the Company's results of operations, financial condition, business opportunities and capital requirements. The payment of dividends is subject to the requirements of Delaware law, as well as restrictive financial covenants in its debt agreements. In addition, the Amended Credit Agreement has provisions specifying certain limitations on dividends, investments and future indebtedness. At June 30, 1997, the Company was in compliance with such covenants.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The selected historical consolidated results of operations and balance sheet data for the five years ending June 30, 1997 are derived from the Company's audited financial statements. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included on the following pages.

                                                              Year Ended June 30,
                                             ------------------------------------------------------
                                               1997        1996       1995       1994       1993
                                               ----        ----       ----       ----       ----
                                                     (in thousands, except per share data)
Earnings Data:
Net sales                                     $321,490    $291,766   $269,306   $270,729   $245,465
Cost of sales                                  230,578     229,262    208,176    200,930    174,067
                                              --------    --------   --------   --------   --------
Gross profit                                    90,912      62,504     61,130     69,799     71,398
Selling, marketing and administrative
  expenses                                      62,137      52,691     45,489     45,291     41,033
Restructuring charge                                 -       5,212          -          -          -
                                              --------    --------   --------   --------   --------
Operating income                                28,775       4,601     15,641     24,508     30,365
Interest expense, net                            2,327       3,831      2,382      1,286        910
                                              --------    --------   --------   --------   --------
Income before income taxes and
  cumulative effect of change in
  accounting principle                          26,448         770     13,259     23,222     29,455
Income tax provision                            10,050         433      5,038      9,128     11,016
                                              --------    --------   --------   --------   --------
Income before cumulative effect of change
in accounting principle                         16,398         337      8,221     14,094     18,439
Cumulative effect of change in accounting
principle(1)                                         -           -          -      2,025          -
                                              --------    --------   --------   --------   --------
Net income                                    $ 16,398    $    337   $  8,221   $ 16,119   $ 18,439
                                              ========    ========   ========   ========   ========
Earnings per common share(2)
  Primary                                     $   0.96    $   0.02    $  0.49
  Fully diluted                               $   0.95    $   0.02    $  0.49
Weighted Average Shares Outstanding(2)
  Primary                                       17,019      16,820     16,820
  Fully diluted                                 17,292      16,822     16,820

                                                                    June 30,
                                             ------------------------------------------------------
                                               1997        1996       1995       1994       1993
                                               ----        ----       ----       ----       ----
                                                                 (in thousands)
Balance Sheet Data:
Working capital                               $ 82,045     $71,136    $86,058    $76,433    $53,456
Total assets                                   232,607     212,317    228,477    197,204    161,969
Long-term debt                                  30,000      30,000     51,000     28,000     10,515
Stockholders' equity(3)                        156,790     141,615    140,624    132,756    118,601

--------------

     (1)In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."
     (2)Historical earnings per share are not presented for periods prior to July 1, 1994, as the historical capital structure of the Company prior to the Company's initial public offering is not comparable with the current capital structure.
     (3)The historical stockholders' equity on June 30, 1994 through 1997 represents the Company's capital structure as affected by the Company's initial public offering. The historical stockholders' equity on June 30, 1993 represents Tandy Corporation's net investment in the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

     Net sales for fiscal 1997 increased $29.7 million or 10.2%, to $321.5 million from $291.8 million for fiscal 1996. The average selling price per unit was virtually unchanged in fiscal 1997, with the additional sales revenue due to an increase in the number of units sold. Increased sales through the discount mass merchant channel accounted for the majority of the year-to-year sales increase. The Company also experienced healthy gains in the office products and export channels offset by decreased sales through the catalog showroom, original equipment manufacturer ("OEM") and furniture/specialty distribution channels. The sales decrease in the catalog showroom distribution channel was due to the bankruptcy of Best Products Co., Inc. in September 1996. OEM sales continued the decline which began in fiscal 1995 because of a lack of emphasis on lower-margin OEM business.

     In September 1996, one of the Company's largest customers, Best Products Co., Inc., filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). It subsequently liquidated its assets and ceased doing business. Sales to Best Products in fiscal 1997 and 1996
approximated $6 million and $20 million, respectively.   There can be no
certainty that the Company will be able to replace these sales, particularly in the first quarter of fiscal 1998 when the majority of fiscal 1997 sales occurred.

     In July 1997, another large customer of the Company, Montgomery Ward & Co., filed for bankruptcy protection under Chapter 11. Montgomery Ward subsequently announced that it intends to close its 33 Lechmere stores and 11 Electric Avenue outlets. The Lechmere and Electric Avenue stores sell ready-to-assemble furniture. The Company recorded fiscal 1997 sales to Lechmere approximating $1.7 million but had no direct sales to Electric Avenue. The Company expects that Montgomery Ward will be able to reorganize its operation under Chapter 11 protection and will continue to purchase products from the Company; however, the level of purchases could decline as a result of any such reorganization or otherwise.

     In the event that Montgomery Ward or any other major customer ceases or substantially reduces its purchases from the Company, there can be no certainty that the Company will be able to replace these sales.

     The Company's gross margin increased to $90.9 million in fiscal 1997 from $62.5 million in fiscal 1996, and increased as a percentage of sales to 28.3% in fiscal 1997 from 21.4% in the prior year. The Company's gross margin improved because of lower material costs, decreased overhead on a per unit basis due to increased volume and capacity utilization rates and improved operating efficiency partially offset by a loss on sale of fixed assets, which was primarily reported in cost of sales.

     Selling, marketing and administrative expenses were $62.1 million or 19.3% of sales, and $52.7 million or 18.1% of sales, respectively in fiscal 1997 and 1996. The increase in selling, marketing and administrative expenses, as a percentage of sales, is due primarily to: (i) higher bad debt expense associated with the bankruptcies discussed above; (ii) increased profit sharing and incentive compensation costs associated with the Company's improved financial results; and (iii) increased salaries and wages due to additional management, marketing and MIS staff.

     In the third quarter of fiscal 1996, the Company incurred a pre-tax restructuring charge of $5.2 million ($3.2 million after-tax) for the discontinuance and disposal of certain product lines and certain related assets, for training costs associated with terminated employees at the Utah facility and for costs to modify an international division. The restructuring charge was part of a program to cut costs and better utilize working capital, with proceeds from the program used to reduce debt and for other general corporate purposes. The disposal of assets and modification of the international division which began in fiscal 1996 were completed during fiscal 1997.

     Interest expense decreased by $1.5 million to $2.3 million in fiscal 1997. The decrease was due primarily to reduced borrowings caused by lower working capital requirements and increased cash flow from operations.

     The Company's effective tax rate for fiscal 1997 was 38.0% compared to 56.2% for fiscal 1996. The higher effective rate for fiscal 1996 reflects the inter-relationship of certain non-deductible goodwill for tax purposes and substantially reduced pre-tax income for that year.


Fiscal 1996 Compared to Fiscal 1995

     Net sales for fiscal 1996 increased $22.5 million, or 8.3%, to $291.8 million from $269.3 million for fiscal 1995. The average selling price per unit increased in fiscal 1996, while the number of units sold remained virtually unchanged. Excluding the OEM channel, sales through all principal distribution channels increased, with the majority of the sales dollar increases in the office superstore and catalog showroom channels. OEM sales continued the decline which began in fiscal 1995 because of a lack of emphasis on lower-margin OEM business.

     The Company's gross margin increased to $62.5 million in fiscal 1996 from $61.1 million in fiscal 1995, but decreased as a percentage of sales to 21.4% in fiscal 1996 from 22.7% in the prior year. The Company's gross margin was unfavorably impacted by pricing pressures due to excess capacity in the ready-to-assemble furniture industry, increased overhead on a per unit basis due to low capacity utilization rates and learning curve inefficiencies at the Cedar City, Utah plant. These gross margin reductions were offset somewhat by decreases in raw material costs, especially in the last half of the fiscal year.

     During the fourth quarter of fiscal 1996 the Company's gross profit margin approximated 24% versus 21.8% for the third quarter ended March 31, 1996. This increase from the third quarter and from the comparable quarter of fiscal 1995 reflected higher demand increasing capacity utilization rates thus lowering overhead on a per unit basis, a shift in the product mix to higher margin products, stabilization of raw material prices and the elimination of learning curve inefficiencies at the Cedar City, Utah facility.

     Selling, marketing and administrative expenses were $52.7 million, or 18.1% of sales, and $45.5 million, or 16.9% of sales, respectively, in fiscal 1996 and 1995. The increase in selling, marketing and administrative expenses was due primarily to higher advertising costs associated with promotional efforts with certain customers and higher outbound freight costs associated with the change in the freight program of a large customer. The Company's pricing program with the customer took the freight expense into account; accordingly, the change in the freight program had little or no effect on operating income.

     The Company incurred a pre-tax restructuring charge of $5.2 million ($3.2 million after-tax) for the discontinuance and disposal of certain product lines which received marginal acceptance in the marketplace ($4.0 million pre-tax), certain related assets to manufacture these product lines ($0.4 million), the costs associated with the initial training of terminated employees at the Company's Utah facility ($0.4 million), and the costs to modify the business structure of an international division ($0.4 million). The restructuring charge was a result of a review of the Company's operations and is part of a program to cut costs and better utilize working capital.

     As of June 30, 1996, the inventory and related manufacturing equipment associated with the discontinued product lines written down to the fully reserved estimated net realizable value and the costs associated with the initial training of terminated employees at the Company's Utah facility had been written off. The remainder of the $5.2 million restructuring reserve, amounting to $0.3 million, was classified as an accrued liability in the accompanying consolidated balance sheet. The restructuring charge was included as a separate line item in the accompanying consolidated results of operations and statement of cash flows.

     Interest expense increased by $1.4 million to $3.8 million in fiscal 1996. The increase was due primarily to increased long-term borrowing related to the Company's Utah facility as well as capitalized interest charges which reduced fiscal 1995 expense by $529,000.

     The Company's effective tax rate for fiscal 1996 was 56.2% compared to 38.0% for fiscal 1995. The increase in the effective rate reflects the inter-relationship of certain non-deductible goodwill for tax purposes and substantially reduced pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had cash and cash equivalents amounting to $7.0 million and net working capital of $82.0 million compared to cash and cash equivalents of $506,000 and working capital of $71.1 million at June 30, 1996. The $10.9 million increase in net working capital was attributable to increased cash balances and increased investments in receivables and inventories due to higher sales levels offset by an increase in income taxes payable due to higher income levels and an increase in accrued liabilities.

     Cash provided by operating activities for fiscal 1997 amounted to $23.5 million compared to $25.3 million in the comparable year period. Although the Company had significantly higher net income in the current year, the decrease in cash flows from operations resulted primarily from the large reduction in inventories and restructuring charge in the prior year and an increased investment in receivables for the current year due to increased sales levels. The cash flow provided by operating activities was used primarily to fund capital expenditures and the repurchase of stock pursuant to the stock repurchase program and for employee benefit plans.

     At June 30, 1997, the Company had long-term debt outstanding of $30.0 million: $10.0 million of industrial development revenue bonds that bear interest at 8.25% and mature on October 1, 2008, and $20.0 million in private placement debt with certain insurance companies at 8.01% due fiscal 2003.

     The Company has an unsecured $25.0 million revolving credit facility with a bank that expires on February 28, 2000. As of June 30, 1997, there were no borrowings under the revolving line of credit. The Credit Facility also includes a $10.8 million standby letter of credit established in favor of Tandy Corporation ("Tandy"). The letter of credit indemnifies Tandy from its obligations as guarantor of $10.0 million of industrial development revenue bonds for which a subsidiary of the Company is the obligor. Tandy can draw against the standby letter of credit only in the event that it must pay any amounts with respect to the bonds.

     The Credit Facility has several financial ratio covenants including the maintenance of a minimum working capital ratio and a minimum net worth. In addition, the Credit Facility has provisions specifying certain limitations on dividends, investments and future indebtedness. The Company is currently in compliance with all of its debt agreements.

     On May 6, 1997, the Company announced that the Board of Directors had authorized the purchase of up to five percent of the outstanding shares of its common stock during the next 24 months. The actual number of shares repurchased, the timing of the purchases and the prices paid for the shares will be dependent upon future market conditions. Funding for the purchases is expected to come from available working capital and existing borrowing facilities. The program includes no specific pricing or timing targets and may be suspended at any time or terminated prior to completion. As of June 30, 1997, the Company had purchased approximately 65,000 shares of its common stock for $965,000.

     The Company also purchases common stock for its employee benefit programs. For the fiscal year, the Company purchased approximately $2.6 million in stock and transferred $2.1 million, at cost, to its employee benefit plans.

     Derivative financial instruments are utilized by the Company to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997 the Company entered into a forward starting interest rate swap agreement with a notional principal amount of

$10 million. The effective date of the agreement is October 1, 1998 and the termination date is October 1, 2008. The Company has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The Company has the ability and intent to call its existing $10.0 million of 8.25% industrial development revenue bonds commencing October 1, 1998 at a redemption premium of 103%. The bonds will be refinanced at the then existing interest rates. Accordingly, the swap will have the effect of hedging the Company against an increase in interest rates prior to the first opportunity to refinance these bonds. Management has designated this swap as a hedge of the future interest rate exposure of refinancing these bonds.

     Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the forward starting swap agreement approximated $122,000 at June 30, 1997 (representing the amount the Company would have to pay to terminate the swap) and has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge.

     The Company believes that cash flow from operations, along with current unused balances under existing credit agreements, will be sufficient to fund the Company's operations in fiscal 1998, including the stock repurchase program and capital expenditures, which are currently estimated at approximately $30.0 million to increase production capacity, improve productivity, enhance new product development efforts and for replacement equipment. The Company invested $15.8 million in capital expenditures during fiscal 1997 for new machinery and equipment and the installation of new management systems and related hardware and software.

SEASONALITY AND INFLATION

     The Company generally experiences a higher level of sales in the first and second quarters of the fiscal year in anticipation of the back-to-school and holiday selling seasons.

     The Company is dependent upon outside suppliers for all of its raw material needs and, therefore, is subject to fluctuations in prices of raw materials. In particular, the Company's results of operations were affected significantly in fiscal 1995 by higher prices of particle board, fiberboard and paper products. The Company had limited success in minimizing the effect of these cost increases through improvements in production, pricing and product redesign. During fiscal 1996, the average purchase price for raw materials declined slightly, with additional price decreases in 1997. However, there can be no assurance that these trends will continue. The demand for raw materials may increase, which could result in higher prices. There can be no assurance that the Company will be able to increase its prices or reduce its production costs sufficiently to offset any cost increases or to maintain its margins.

INCOME TAXES

     In connection with the initial public offerings of the Company's common stock (the "Offerings"), Tandy, TE Electronics Inc. and the Company entered into a Tax Sharing and Tax Benefit Reimbursement Agreement (the "Tax Agreement"). Pursuant to the Tax Agreement, Tandy is responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to the Company for all periods ending on or prior to the date of consummation of the Offerings and for audit adjustments to such federal income and foreign income taxes. The Company is responsible for all other taxes owing with respect to the Company, including audit adjustments to state and local income and for franchise taxes.

     The Company and Tandy made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of the Company's assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by Tandy. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by the Company. Pursuant to the Tax Agreement, the Company pays Tandy an amount that approximates the federal tax benefit expected to be realized with respect to such additional basis. Amounts payable to Tandy pursuant to the Tax Agreement are recorded as current federal income tax expense in the accompanying consolidated statements of operations. Income tax expense thus approximated the amount which would be recognized by the Company in the absence of the Tax Agreement. Although the amount of the payment required to be made in a particular year under the Tax Agreement may differ somewhat from the difference in that tax year between the Company's actual taxes and the taxes that the Company would have owed had the increase in basis not occurred, the aggregate amount of payments required to be made by the Company to Tandy over the life of the Tax Agreement will not differ materially from the difference over the life of the Tax Agreement between the Company's actual taxes and the amount of taxes that the Company would have owed had the increase in basis not occurred. Consequently, such payments should have no effect on the Company's earnings and should not have a material effect on its cash flow. The Tax Agreement provides for adjustments to the amount of tax benefit payable in the event of certain material transactions, such as a business combination or significant disposition of assets. During fiscal 1997, 1996 and 1995, $6.0 million, $0.0 million and $4.5 million, respectively, was paid to Tandy under the Tax Agreement.

FORWARD LOOKING INFORMATION

     Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this report and the portions of Item 1 in Part I captioned "Raw Materials," "Competition" and "Working Capital" contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate" or "plan." Important factors could cause actual results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger or acquisition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Immediately following are the report of independent accountants, the consolidated balance sheets of O'Sullivan Industries Holdings, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the three year period ended June 30, 1997, and the notes thereto.

                     REPORT  OF  INDEPENDENT  ACCOUNTANTS

To the Board of Directors and Stockholders of O'Sullivan Industries Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of O'Sullivan Industries Holdings, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Kansas City, Missouri
August 15, 1997

          O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and June 30, 1996
                    (in thousands, except for share data)

<Ca[tion>
                     Assets:                                                             1997              1996
                     -------                                                             ----              ----
Current assets:
  Cash and cash equivalents                                                            $  6,975         $    506
  Trade receivables, net of allowance for doubtful accounts
    of $3,158 and $1,225, respectively                                                   58,661           53,570
Inventories:
  Finished merchandise                                                                   29,840           26,031
  Work in process                                                                         4,224            5,116
  Raw materials                                                                          10,094           10,334
                                                                                       --------         --------
                                                                                         44,158           41,481
Prepaid expenses and other current assets                                                 3,134            2,347
                                                                                       --------         --------
       Total current assets                                                             112,928           97,904
                                                                                       --------         --------
Property, plant and equipment, at cost:
  Land                                                                                    1,034            1,034
  Buildings and improvements                                                             39,195           38,469
  Machinery and equipment                                                                72,290           71,476
  Construction in progress                                                                7,047            1,849
                                                                                       --------         --------
                                                                                        119,566          112,828
  Less accumulated depreciation and amortization                                        (44,643)         (44,838)
                                                                                       --------         --------
                                                                                         74,923           67,990
Goodwill, net of accumulated amortization                                                44,756           46,423
                                                                                       --------         --------
                                                                                       $232,607         $212,317
                                                                                       ========         ========
                    Liabilities and Stockholders' Equity:
                    -------------------------------------
Current liabilities:
  Accounts payable                                                                     $  7,234         $ 11,046
  Accrued employee compensation                                                          10,527            8,215
  Accrued advertising                                                                     7,482            5,059
  Other accrued liabilities                                                               1,472            1,681
  Income taxes payable                                                                    4,168              767
                                                                                       --------         --------
       Total current liabilities                                                         30,883           26,768
                                                                                       --------         --------
Long-term debt                                                                           30,000           30,000
Deferred income taxes                                                                    14,934           13,934
Stockholders' equity:
  Preferred stock; $1.00 par value, 20,000,000 shares authorized,
    none issued                                                                             -                -
Common stock; $1.00 par value, 100,000,000 shares authorized,
  16,819,950 issued                                                                      16,820           16,820
Additional paid-in capital                                                               87,968           87,775
Retained earnings                                                                        53,418           37,020
                                                                                       --------         --------
                                                                                        158,206          141,615
Less common stock in treasury at cost, 94,000 shares in 1997;
  none in 1996                                                                            1,416              -
                                                                                       --------         --------
  Total stockholders' equity                                                            156,790          141,615
                                                                                       --------         --------
Commitments and contingencies (Notes 2, 5, 6, 9 and 12)
                                                                                       --------         --------
                                                                                       $232,607         $212,317
                                                                                       ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

            O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended June 30, 1997, 1996 and 1995
                  (in thousands, except for per share data)



                                                          1997               1996                1995
                                                          ----               ----                ----
Net sales                                              $ 321,490           $ 291,766          $ 269,306
Costs and expenses:
          Cost of sales                                  230,578             229,262            208,176
          Selling, marketing and administrative           62,137              52,691             45,489
          Restructuring charge                                 -               5,212                  -
          Interest, net                                    2,327               3,831              2,382
                                                       ---------           ---------          ---------
                                                         295,042             290,996            256,047
                                                       ---------           ---------          ---------
Income before income tax provision                        26,448                 770             13,259
Income tax provision                                      10,050                 433              5,038
                                                       ---------           ---------          ---------
Net income                                             $  16,398           $     337          $   8,221
                                                       =========           =========          =========
Earnings per common share:
          Primary                                      $    0.96           $    0.02          $    0.49
          Fully diluted                                $    0.95           $    0.02          $    0.49
Weighted average common shares outstanding:
          Primary                                         17,019              16,820             16,820
          Fully diluted                                   17,292              16,822             16,820

The accompanying notes are an integral part of these consolidated financial statements.

            O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended June 30, 1997, 1996 and 1995
                                (in thousands)

                                                                                       1997           1996           1995
                                                                                       ----           ----           ----
Cash flows from operating activities:
  Net income                                                                        $ 16,398        $    337      $  8,221
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                                   9,960           9,235         7,465
       Loss on disposal of assets                                                        599              -             -
       Deferred income taxes                                                           1,000             157           407
       Employee option amortization                                                      749              -            690
       Restructuring charge                                                               -            5,212            -
  Changes in current assets and liabilities:
    Trade receivables                                                                 (5,091)         (2,680)          178
    Inventories                                                                       (2,677)          7,364        (7,336)
    Other assets                                                                        (792)          1,945           182
    Accounts payable, accrued liabilities and
       income taxes payable                                                            3,366           3,775         3,381
                                                                                    --------        --------      --------
       Net cash provided by operating activities                                      23,512          25,345        13,188
                                                                                    --------        --------      --------
Cash flows used for investing activities:
   Capital expenditures                                                              (15,825)         (4,403)      (30,355)
                                                                                    --------        --------      --------
Cash flows used for financing activities:
   Borrowings under long-term debt agreements                                             -               -         21,735
   Repayment of long-term debt                                                            -          (21,000)           -
   Final settlement contingency                                                           -               -         (4,401)
   Purchase of common stock for treasury                                              (3,527)             -             -
   Sale of common stock to employee benefit plans                                      2,309              -             -
                                                                                    --------        --------      --------
       Net cash flows provided (used) for financing activities                        (1,218)        (21,000)       17,334
                                                                                    --------        --------      --------
Net increase (decrease) in cash and cash equivalents                                   6,469             (58)          167
Cash and cash equivalents, beginning of year                                             506             564           397
                                                                                    --------        --------      --------
Cash and cash equivalents, end of year                                              $  6,975        $    506      $    564
                                                                                    ========        ========      ========
Supplemental cash flow information:
   Interest paid                                                                       2,631           3,843         2,092
   Income taxes paid                                                                   5,983          (1,145)        5,167

The accompanying notes are an integral part of these consolidated financial statements.

            O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the years ended June 30, 1997, 1996 and 1995
                                (in thousands)




                                       Preferred stock                Common stock          Additional
                                       ---------------                ------------            paid-in        Retained
                                   Shares         Dollars        Shares        Dollars        capital        earnings
                                   ------         -------        ------        -------        -------        --------

Balance, June 30, 1994                  -         $    -          16,820       $ 16,820       $ 87,474       $ 28,462
   Net income                                                                                                   8,221
   Final adjustment to Tandy
   settlement                                                                                     (353)
                                   --------       --------      --------       --------       --------       --------
Balance, June 30, 1995                  -         $    -          16,820       $ 16,820       $ 87,121       $ 36,683
   Net income                                                                                                     337
   Foreign currency translation                                                                     18
   Stock option cancellation,
   net of taxes of $342                                                                            636
                                   --------       --------      --------       --------       --------       --------
Balance, June 30, 1996                 -          $    -          16,820       $ 16,820       $ 87,775       $ 37,020
   Net income                                                                                                  16,398
   Foreign currency translation                                                                     (5)
   Purchase of common stock
   Sale of common stock                                                                            198
                                   --------       --------      --------       --------       --------       --------
Balance, June 30, 1997                 -          $    -          16,820       $ 16,820       $ 87,968       $ 53,418
                                   ========       ========      ========       ========       ========       ========


                                       Treasury stock            Total
                                       --------------         stockholders'
                                    Shares        Dollars        equity
                                    ------        -------        ------
Balance, June 30, 1994                  -         $    -        $132,756
   Net income                                                      8,221
   Final adjustment to Tandy
   settlement                                                       (353)
                                   --------       --------      --------
Balance, June 30, 1995                  -         $    -        $140,624
   Net income                                                        337
   Foreign currency translation                                       18
   Stock option cancellation,
   net of taxes of $342                                              636
                                   --------       --------      --------
Balance, June 30, 1996                  -         $    -        $141,615
   Net income                                                     16,398
   Foreign currency translation                                       (5)
   Purchase of common stock            (297)        (3,527)       (3,527)
   Sale of common stock                 203          2,111         2,309
                                   --------       --------      --------
Balance, June 30, 1997                  (94)      $ (1,416)     $156,790
                                   ========       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE 1 - GENERAL INFORMATION AND BASIS OF PRESENTATION

     O'Sullivan Industries Holdings, Inc., a Delaware corporation, is a domestic producer of ready-to-assemble ("RTA") furniture. O'Sullivan's RTA furniture includes desks, computer tables, cabinets, home entertainment centers, audio equipment racks, microwave oven carts and a wide variety of other RTA furniture for use in the home, office and home office. The products are distributed primarily through office superstores, mass merchants, catalog showrooms, department stores, furniture stores and specialty retailers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and all highly liquid investments with maturities of three months or less when purchased.

     Business and Credit Risk Concentrations: The largest five customer accounts receivable balances accounted for approximately 61% and 52% of the Company's trade receivable balance at June 30, 1997 and 1996, respectively.
The Company's products are sold primarily through large chains of retail stores, including office superstores, mass merchants, department stores, furniture stores and specialty retailers. Credit is extended to these customers based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is primarily dependent on each customer's financial condition. Therefore, the Company would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

     Revenues: Revenue is recognized at the date of shipment of product to customers.

     Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

     Property, Plant and Equipment: Depreciation and amortization of property, plant and equipment are calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. The ranges of estimated useful lives are: buildings--30 to 40 years; machinery and equipment--3 to 10 years; leasehold improvements--the lesser of the life of the lease or asset. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses are recognized in the statement of operations. Depreciation and amortization expense was $8,293,000, $7,568,000 and $5,798,000 for fiscal 1997, 1996, and
1995, respectively, of which $7,309,000, $6,317,000 and $5,232,000, respectively, has been included in cost of sales.

     Amortization of Excess Purchase Price Over Net Tangible Assets of Businesses Acquired: Cost in excess of net assets acquired is amortized over a 40-year period using the straight-line method. Accumulated amortization at June 30, 1997 and 1996 approximated $23,085,000 and $21,418,000, respectively.

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

     Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due primarily to the short-term nature of their maturities.

     Advertising Costs: Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 1997, 1996 and 1995 was $15,248,000, $12,961,000 and $10,254,000, respectively.

     Income Taxes: Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Environmental Remediation and Compliance: Environmental remediation and compliance expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. To date, environmental expenditures have not been material, and management is not aware of any material environmental related contingencies.

     Significant Fourth Quarter Adjustments:   During the fourth quarter of
fiscal 1997, bad debt charges approximating $700,000, net of tax, were recorded due to the bankruptcy filing of a major customer. In fiscal 1995 charges aggregating $380,000, net of tax, were recorded during the fourth quarter to record inventory adjustments.

     Earnings Per Share: Earnings per share are computed based on the weighted average number of shares outstanding plus common stock equivalents outstanding during the period, if dilutive. In February 1997, the FASB issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS") and will retroactively restate EPS for the first quarter of fiscal 1998 at that time. The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted into, or resulted in the issuance of common stock that had then shared in the earnings of the entity. The pro forma EPS amounts shown below have been calculated assuming the Company had already adopted the provisions of this statement:

                                             Earnings per Share Calculation
                                          (in thousands, except for share data)


                                     For the year ended June 30, 1997              For the year ended June 30, 1996
                               --------------------------------------------  --------------------------------------------
                                   Income          Shares        Per Share        Income          Shares       Per Share
                                 (Numerator)    (Denominator)     Amount       (Numerator)     (Denominator)     Amount
BASIC EPS
Income available to common
stockholders                        16,398         16,786              0.98          337         16,820              0.02
                                                                    =======                                       =======
EFFECT OF DILUTIVE SECURITIES
Stock-based compensation                 -            270                              -              1

DILUTED EPS
Income available to common
stockholders, plus assumed
conversions                         16,398         17,056              0.96          337         16,821              0.02
                                   =======        =======           =======      =======        =======           =======

     Accounting for Stock-Based Compensation: In October 1995, the FASB issued FAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which is effective for fiscal years beginning after December 15, 1995. Effective July 1, 1996, the Company adopted FAS 123 establishing financial accounting and reporting standards for stock-based employee compensation plans. The pronouncement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock option compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. The Company has elected to account for stock-based employee compensation plans under the intrinsic method pursuant to APB 25 and to make the disclosures in its footnotes as required by FAS 123. See Note 7.

     Pervasiveness of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. Actual results could differ from those estimates.

     Reclassifications: Certain items in the prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3 - RESTRUCTURING CHARGE

     In March 1996 the Company adopted a business restructuring plan to cut costs and better utilize working capital. The plan included the discontinuance of certain product lines which had received marginal acceptance in the marketplace, costs associated with the initial training of terminated employees at the Company's Utah facility and the modification of the business structure of an international division. A pre-tax charge of $5.2 million was recognized in the third quarter of fiscal 1996 related to the restructuring plan. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in the table below:


                                                                            Charges                      Charges
                                                                            through        Balance       through         Balance
             Restructuring Charges                           Original      June 30,       June 30,       June 30,        June 30,
                (in thousands)                               Reserve         1996           1996           1997            1997
             ---------------------                           -------         ----           ----           ----            ----
Discontinued product lines(1)                                $ 4,155     $(4,117)        $    38        $   (38)       $     -
Initial training costs of terminated employees(2)                387        (387)              -              -              -
Impairment of fixed assets(3)                                    274        (274)              -              -              -
Modification costs of international division(4)                  396        (121)            275           (275)             -
                                                             -------     -------         -------        -------        --------
Total                                                        $ 5,212     $(4,899)        $   313        $  (313)       $     -
                                                             =======     =======          =======        =======        =======

--------------

     (1)Relates to certain product lines that have been discontinued and the remaining inventory was written down to net realizable value.
     (2)Certain manufacturing employees were terminated at the Utah facility and the costs associated with the initial training of these employees was written off.
     (3)Represents the write off of certain machinery that was used to manufacture the discontinued product lines.
     (4)Represents the cost to modify the business structure of an international division.

     Proceeds through June 30, 1997, from the disposal of the discontinued inventory approximated $1.5 million. The restructuring charge has been included as a separate line item in the accompanying consolidated statement of operations and consolidated statement of cash flows.

NOTE 4 - DISPOSITION OF FIXED ASSETS

     During fiscal 1997, the Company disposed of certain machinery and tooling with a net book value of $743,000 for aggregate proceeds of $46,000 and a note receivable of $98,000, realizing a loss of $599,000, which has been primarily classified as cost of sales in the accompanying consolidated statement of operations.

NOTE 5 - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS


                                                                 June 30,
                                                       -------------------------
                                                          1997           1996
                                                          ----           ----
                                                             (in thousands)
Variable-rate revolving credit agreement                 $     -       $     -
8.01% senior notes, due fiscal 2003                       20,000        20,000
8.25% industrial development revenue bonds, due
fiscal 2009                                               10,000        10,000
                                                         -------       -------
                                                         $30,000       $30,000
                                                         =======       =======

     The Company has a Credit Agreement with a bank. The Credit Agreement includes a $25.0 million revolving line of credit (reduced from $30.0 million on June 13, 1997) and a $10.8 million standby letter of credit indemnifying Tandy Corporation ("Tandy") from its obligations as guarantor of the $10.0 million industrial development revenue bonds for which the Company is the obligor. Tandy can draw against the standby letter of credit only in the event that it must pay any amounts with respect to the industrial development revenue bonds.

     The Credit Agreement has several financial ratio covenants including the maintenance of a minimum working capital ratio and a minimum net worth. In addition, the Credit Agreement has provisions specifying certain limitations on dividends, investments and future indebtedness. In June 1997, the terms of the Credit Agreement were amended. The amendment (a) extended the term of the Credit Agreement through February 28, 2000; (b) reduced the bank's lending commitment from $30 million to $25 million; and (c) facilitated the removal of another bank from the Credit Agreement. At June 30, 1997, the Company was in compliance with such covenants.

     Borrowings under the Credit Agreement accrue interest at varying rates based upon a Eurodollar based rate or the lead lending bank's prime lending rate and upon the Company's debt ratio. The Company must pay a commitment fee of 0.15% annually on the lending commitment. The obligation is paid quarterly. Amounts advanced under the Credit Agreement are due on February 28, 2000.

     In May 1995, the Company completed a private placement of $20 million principal amount of senior notes. Under the terms of the Note Purchase Agreements, the Company is required to meet certain financial ratio requirements, including a funded debt-to-earnings ratio requirement, a minimum net worth requirement and an earnings to fixed charges ratio requirement.

     At June 30, 1997, the Company was in compliance with all of its debt agreements.

     Interest on the 8.25% industrial development revenue bonds is paid semiannually. The loan is secured by the $10.8 million standby letter of credit under the Credit Agreement.

     Aggregate contractual principal payments for the next five fiscal years subsequent to June 30, 1997 are summarized as follows: 1998 - None; 1999 - $4,000,000; 2000 - $4,000,000; 2001 - $4,000,000; 2002 - $4,000,000; and
thereafter - $14,000,000.

     Consolidated interest expense was $2,327,000, $3,831,000 and $2,417,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The Company capitalized interest in connection with the construction of its new manufacturing facility in Utah in fiscal 1995 aggregating $529,000.

     Derivative financial instruments are utilized by the Company to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, the Company entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the agreement is October 1, 1998 and the termination date is October 1, 2008. The Company has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The Company has the ability and intent to call its existing $10.0 million of 8.25% industrial development revenue bonds commencing October 1, 1998 at a redemption premium of 103%. The bonds will be refinanced at the then existing interest rates. Accordingly, the swap will have the effect of hedging the Company against an increase in interest rates prior to the first opportunity to refinance these bonds. Management has designated this swap as a hedge of the future interest rate exposure of refinancing these bonds.

     Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the forward starting swap agreement approximated $122,000 at June 30, 1997 (representing the amount the Company would have to pay to terminate the swap) and has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge.

NOTE 6 - INCOME TAXES

     The income tax provision consists of the following:


                                              Year ended June 30,
                                         -----------------------------
                                           1997       1996      1995
                                           ----       ----      ----
                                               (in thousands)

                  Current:
                    Federal              $ 9,955    $  275     $4,324
                    State                    473         1        307
                                         -------    ------     ------
                                          10,428       276      4,631
                  Deferred                  (378)      157        407
                                         -------    ------     ------
                                         $10,050    $  433     $5,038
                                         =======    ======     ======

     The following table reconciles the Company's federal corporate statutory rate and its effective income tax rate:

                                                   Year ended June 30,
                                                -------------------------
                                                 1997     1996     1995
                                                 ----     ----     ----
   Statutory rate                                 35.0%    34.0%    35.0%
   State income taxes, net of federal benefit      1.7        -      1.7
   Goodwill amortization                           1.2     39.2      2.3
   Other, net                                      0.1    (17.0)    (1.0)
                                                ------   ------   ------
   Effective tax rate                             38.0%    56.2%    38.0%
                                                ======   ======   ======

     The principal current and non-current deferred tax assets and liabilities consist of the following at June 30, 1997 and 1996:

                                                          June 30,
                                                   -----------------------
                                                      1997        1996
                                                      ----        ----
                                                       (in thousands)
   Deferred tax assets:
   Inventories                                      $    336      $    573
   Bad debt reserve                                    1,168           453
   Insurance reserves                                    378           693
   Other amounts expensed for financial reporting
     purposes not yet deducted for tax                   117           108
                                                    --------      --------
                                                       1,999         1,827
   Deferred tax liabilities:
   Depreciation and amortization                      15,067        14,221
                                                    --------      --------
        Net deferred tax liability                  $(13,068)     $(12,394)
                                                    ========      ========
   Reported as:
   Current assets (included in prepaid expenses
     and other current assets)                      $  1,866        $1,540
   Noncurrent liabilities-deferred income taxes      (14,934)      (13,934)
                                                    --------      --------
        Net deferred tax liability                  $(13,068)     $(12,394)
                                                    ========      ========

     In connection with the initial public offerings of the Company's common stock (the "Offerings"), Tandy, TE Electronics Inc. and the Company entered into a Tax Sharing and Tax Benefit Reimbursement Agreement (the "Tax Agreement"). Pursuant to the Tax Agreement, Tandy is primarily responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to the Company for all periods ending on or prior to the date of consummation of the Offerings and for audit adjustments to such federal income and foreign income taxes. The Company is responsible for all other taxes owing with respect to the Company, including audit adjustments to state and local income and for franchise taxes.

     The Company and Tandy made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of the Company's assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by Tandy. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by the Company. Pursuant to the Tax Agreement, the Company pays Tandy an amount that approximates the federal tax benefit expected to be realized with respect to such additional basis. Amounts payable to Tandy pursuant to the Tax Sharing Agreement are recorded as current federal income tax expense in the accompanying consolidated statements of operations. Income tax expense thus approximates the amount which would be recognized by the Company in the absence of the Tax Agreement. Although the amount of the payment required to be made in a particular year under the Tax Agreement may differ somewhat from the difference in that tax year between the Company's actual taxes and the taxes that the Company would have owed had the increase in basis not occurred, the aggregate amount of payments required to be made by the Company to Tandy over the life of the Tax Agreement will not differ materially from the difference over the life of the Tax Agreement between the Company's actual taxes and the amount of taxes that the Company would have owed had the increase in basis not occurred. Consequently, such payments should have no effect on the Company's earnings and should not have a material effect on its cash flow. The Tax Agreement provides for adjustments to the amount of tax benefit payable in the event of certain material transactions, such as a business combination or significant disposition of assets. During fiscal 1997, 1996 and 1995, $6.0 million, $0.0 million and $4.5 million, respectively, were paid to Tandy pursuant to this agreement.

NOTE 7 - STOCK OPTIONS

     Under the Company's Amended and Restated 1994 Incentive Stock Plan (the "ISP"), designated officers, employees, employee directors and consultants of the Company are eligible to receive awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SAR's"), restricted stock grants or performance awards. Annually, non-employee directors receive options to purchase 1,000 shares of common stock (increased to 2,000 shares beginning in fiscal 1998). The purchase price of common stock subject to an option shall not be less than the market value of the stock on the date of the grant and for a term not to exceed ten years. Pursuant to amendments to the ISP, an aggregate of 2,000,000 shares of common stock have been reserved for issuance under the Plan, no more than 300,000 of which may be awarded as restricted stock or performance awards. The Company has awarded restricted shares of common stock totaling 19,950 shares.

     During the first quarter of fiscal 1996, the Company canceled 1,150,500 options that had been granted in February 1994. Associated with these options, compensation expense of $690,300 was recognized during fiscal 1995. As part of the cancellation, the accumulated liability at June 30, 1995, approximating $636,000, net of taxes, was reclassified to additional paid-in capital.

     In July 1996, the Compensation Committee granted, subject to stockholder approval, options to purchase 625,250 shares of common stock to the Company's officers and other key employees. Depending on whether certain performance objectives were met, the options would become exercisable in one-third increments on each of the first three anniversaries of the date of the grant and would expire ten years after the date of the grant. To the extent performance objectives were not met, the options would become exercisable on August 10, 2003 and would expire September 10, 2003. As a result of the Company's performance in fiscal 1997, the options will become exercisable over three years and will expire in July 2006. The stockholders approved the grants in November 1996; accordingly, the Company will recognize compensation expense of approximately $2.2 million over the three year vesting period, which amount is based on the difference between the exercise price and the fair market value of common stock on the date of stockholder approval. The Company recognized compensation expense of $749,000 in fiscal 1997 related to the granting of these options.

     Additionally, during fiscal 1997, the Board of Directors granted options to purchase 284,150 shares of common stock that were not based on performance objectives. Full vesting terms ranged from three to five years with the options expiring ten years from the date of the grant. The exercise prices for these options were equal to the fair market value on the respective dates of grant; therefore, no compensation expense was recognized.




                                                Summary of Stock Option Transactions
                                                   (share amounts in thousands)

                                                      June 30, 1997            June 30, 1996               June 30, 1995
                                                 -----------------------   --------------------      -----------------------
                                                              Weighted                 Weighted                  Weighted
                                                               Average                 Average                    Average
                                                              Exercise                 Exercise                   Exercise
                                                   Shares       Price      Shares       Price         Shares        Price

Outstanding at beginning of year                       324      $9.14       1,275       $18.37          1,151       $19.00
Grants                                                 909       7.31         242         7.34            124        12.57
Exercised                                                1       7.50           -            -              -            -
Canceled                                                17       8.02       1,193        18.64              -            -
                                                   -------                 ------                      ------
Outstanding at end of year                           1,215       7.61         324         9.14          1,275        18.37
                                                   =======                 ======                      ======
Exercisable at end of year                             145     $10.04          42       $12.57
                                                   =======                 ======
Weighted average fair value of options
granted during the year                                        $ 6.53                   $ 4.04
                                                               ======                   ======





                                  Options Outstanding                                      Options Exercisable
                   -------------------------------------------------------    --------------------------------------
                                          Weighted
                                           Average           Weighted                                 Weighted
    Range of            Shares            Remaining           Average                 Shares           Average
   Exercise          Outstanding          Contractual        Exercise               Exercisable       Exercise
    Prices           at 6/30/97               Life            Price                 at 6/30/97          Price
$6.19 -  7.81           1,082            8.88 years          $ 7.21                      70           $ 7.31
$9.31 - 12.81             133            7.69 years           12.41                      75            12.57
                      -------                                                        ------
$6.19 - 12.81           1,215            8.75 years          $ 7.79                     145           $10.04
                      =======                                                        ======

     The Company has adopted the disclosure-only provisions of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"). Accordingly, no compensation cost has been recognized for options granted except as mentioned above. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1996 and fiscal 1997 in accordance with the provisions of FAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                 Year Ended June 30,
                                                ----------------------
                                                  1997           1996
                                                  ----           ----
Net income                        As reported     $16,398       $ 337
                                  Pro forma        15,521         232

Primary earnings per share        As reported        0.96        0.02
                                  Pro forma          0.92        0.01

Fully diluted earnings per share  As reported        0.95        0.02
                                  Pro forma          0.91        0.01

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions: expected volatility of 47.30% to 51.16%; risk-free interest rate ranging from 5.39% to 6.73%; expected lives of 6 or 7 years and no expected dividend payments. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

     The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of stock option awards granted prior to fiscal 1996 and additional awards are anticipated in future years.

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company maintains stock purchase programs that have been available to most employees during the three-year period ended June 30, 1997. Effective July 1, 1995, the stock purchase program (the "SPP"), as amended, allows a maximum employee contribution of 5%, while the Company's matching contribution is 25%, 40% or 50% of the employee's contribution, depending on the length of the employee's participation in the program. The matching contributions to the stock purchase program were $0.6 million in fiscal 1997, $0.6 million in fiscal 1996 and $1.5 million in fiscal 1995.

     Effective July 1, 1995, the Company implemented a new Savings and Profit Sharing Plan (the "Plan") in which most employees are eligible to participate. Under the savings or Section 401(k) portion of the Plan, employees may contribute from 1% to 15% of their compensation (subject to certain limitations imposed by the Internal Revenue Code), and the Company makes matching contributions equal to 50% of the first 5% of eligible employee contribution. Under the profit sharing portion of the Plan, the Company may contribute annually an amount up to 7.5% of the Company's pre-tax earnings, subject to Board approval. Employees may direct the investment of profit sharing contributions and employee contributions among five investment funds and a fund investing in Company common stock. Employer matching contributions are invested in Company common stock. All contributions are held in a trust by the Plan trustee. Employer matching contributions vest immediately, while profit sharing contributions vest 100% when the employee has five years of service
with the Company.   For fiscal 1997 and 1996, the Company accrued approximately
$2.0 million and $1.3 million, respectively, for the profit sharing portion of the Plan. The matching contributions to the savings portion of the Plan was $0.6 million for both fiscal 1997 and 1996.

     Employees can direct the voting of Company common stock attributable to their SPP and Plan accounts. The failure of an employee to direct the Trustee with respect to stock (other than stock attributable to employer matching contributions in the Plan) is treated as an instruction that such stock is not to be voted. If an employee fails to direct the voting of shares attributable to employer matching contributions in the Plan, such shares will be voted in the same proportion as the directed stock of other employees participating in the Plan; provided, however, that in the case of a proxy contest, the Administrative Committee of the Plan, or any investment manager appointed by the Administrative Committee, shall direct the Trustee with respect to the voting of such stock.

NOTE 9 - TERMINATION PROTECTION AGREEMENTS

     The Company has entered into Termination Protection Agreements with its executive officers (collectively, the "Executives"). The Termination Protection Agreements, all of which are substantially similar, have initial terms of two years which automatically extend to successive one-year periods unless terminated by either party. If the employment of any of the Executives is terminated, with certain exceptions, within 24 months following a change in control, or in certain other instances in connection with a change in control, the Executives are entitled to receive certain cash payments, as well as the continuation of fringe benefits for a period of up to twelve months. Additionally, all benefits under the Savings and Profit Sharing Plan vest, all restrictions on any outstanding incentive awards or shares of restricted common stock will lapse and such awards or shares will become fully vested, all outstanding stock options will become fully vested and immediately exercisable, and the Company will be required to purchase for cash, on demand made within 60 days following a change in control, any shares of unrestricted common stock and
options for shares at the then current per-share fair market value.   The
Agreements as amended in February 1996 also provide one year of outplacement services for the Executive and that, if the Executive moves more than 20 miles from his primary residence in order to accept permanent employment within 36 months after leaving the Company, the Company will, upon request, repurchase the Executive's primary residence at a price determined in accordance with the Agreement.

NOTE 10 - STOCKHOLDER RIGHTS PLAN

     The Company has adopted a Stockholder Rights Plan under which one right (a "Right") was issued with respect to each share of common stock. Each Right entitles the holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $110 per Right, subject to adjustment in certain events.

     The Rights are currently attached to all certificates representing outstanding shares of common stock, and separate certificates for the Rights will be distributed only upon the occurrence of certain specified events. The Rights will separate from the common stock and a "Distribution Date" will occur upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock, or (ii) ten business days (or such later date as may be determined by the Company's Board of Directors before the Distribution Date occurs) following the commencement of a tender offer or exchange offer that would result in a person becoming an Acquiring Person.

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 1, 2004, unless earlier redeemed or exchanged by the Company.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal actions arising in the ordinary course of its business. The Company does not believe that any such pending actions will have a material adverse effect on its results of operations or financial position. The Company maintains liability insurance at levels which it believes are adequate for its needs and comparable with levels maintained by other companies in the furniture manufacturing business.

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

     The Company's operations are subject to extensive federal, state and local laws, regulations and ordinances relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment. Permits are required for certain of the Company's operations and are subject to revocation, modification and renewal by governmental authorities. In general, compliance with air emission regulations is not expected to have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company's manufacturing facilities ship waste product to various disposal sites. The Company has been designated as a potentially responsible party ("PRP") under the Arkansas Remedial Action Trust Fund Act in connection with the cost of cleaning up one site in Diaz, Arkansas and has entered into a de minimis buyout agreement with certain other PRP's, pursuant to which it has contributed $2,000 to date toward cleanup costs. The Company believes that amounts it may be required to pay in the future, if any, will be immaterial.

NOTE 12 - SHARE REPURCHASE PROGRAM

     On May 2, 1997, the Board of Directors authorized the purchase of up to five percent of the outstanding shares of the Company's common stock during the next 24 months. The actual number of shares purchased, the timing of the purchases and the prices paid for the shares will be dependent upon future market conditions. The program includes no specific pricing nor timing targets and may be suspended at any time or terminated prior to completion. As of June 30, 1997, the Company had purchased 64,300 shares for $965,000 pursuant to this program.

NOTE 13  - MAJOR CUSTOMERS AND INTERNATIONAL OPERATIONS

     Sales to three customers exceeded 10% of net sales in the fiscal year ended June 30, 1997. Sales to such customers as a percentage of net sales are presented in the following table:


                                  Year ended June 30,
                                  -------------------
                                1997     1996     1995
                                ----     ----     ----

            Customer A          17.1%    15.6%    15.1%
            Customer B          12.3%    12.5%    11.9%
            Customer C          12.0%     7.4%     8.0%

          There are no material foreign operations or export sales.

NOTE 14  - QUARTERLY OPERATING RESULTS - UNAUDITED    (in thousands, except per
share data)


                                                           Fiscal 1997 (By Quarter)
                                                      -----------------------------------
                                                         1        2        3         4
                                                      -------  -------  --------  -------
Net sales                                             $83,126  $80,593  $77,505   $80,266
Gross profit                                           22,552   23,626   22,322    22,412
Net income                                              3,476    4,574    3,895     4,453
Earnings per common share (primary)                      0.21     0.27     0.23      0.26
Earnings per common share (fully diluted)                0.21     0.27     0.23      0.26

                                                           Fiscal 1996 (By Quarter)
                                                      -----------------------------------
                                                         1        2        3         4
                                                      -------  -------  --------  -------
Net sales                                             $74,774  $79,574  $67,430   $69,988
Gross profit                                           14,884   16,144   14,707    16,769
Restructuring charge                                        -        -    5,212         -
Net income (loss)                                       1,348      458   (2,942)    1,473
Earnings (loss) per common share (primary)               0.08     0.03    (0.17)     0.09
Earnings (loss) per common share (fully diluted)         0.08     0.03    (0.17)     0.09


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.     EXECUTIVE COMPENSATION*

ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*


     *The information called for by Items 10, 11, 12 and 13, to the extent not set forth under the caption "Executive Officers of the Company" in Part I of this annual report, is or will be set forth in the definitive proxy statement relating to the 1997 Annual Meeting of Stockholders of O'Sullivan Industries Holdings, Inc. pursuant to the Securities and Exchange Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference pursuant to Instruction G of Form 10-K.


                                    PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements


             The following consolidated statements of O'Sullivan Industries Holdings, Inc. and subsidiaries are filed as part of this report:


      Report of Independent Accountants  ..............................................    16
      Consolidated Balance Sheets as of June 30, 1997 and 1996 ........................    17
      Consolidated Statements of Operations for the three years ended June 30, 1997 ...    18
      Consolidated Statements of Cash Flows for the three years ended June 30, 1997 ...    19
      Consolidated Statements of Changes in Stockholders' Equity for the three years
      ended June 30, 1997 .............................................................    20
      Notes to Consolidated Financial Statements ......................................    21

(a)(2) Financial Statements Schedules

            Schedules have been omitted because they are not required or are not applicable or the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)(3) Exhibits:

            A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

      (b)  Reports on Form 8-K

                 None.

                                  SIGNATURES

     Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lamar, State of Missouri, on the 24th day of September, 1997.

                                O'SULLIVAN INDUSTRIES HOLDINGS, INC.



                                By     /s/ Daniel F. O'Sullivan
                                   --------------------------------
                                         Daniel F. O'Sullivan
                                      Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  /s/ Daniel F. O'Sullivan                   Chairman of the Board and                  September 24, 1997
-------------------------------------         Chief Executive Officer
      Daniel F. O'Sullivan                 (Principal Executive Officer)


   /s/ Richard D. Davidson                         President and                        September 24, 1997
-------------------------------------         Chief Operating Officer
       Richard D. Davidson                         and Director

    /s/ Tyrone E. Riegel                                                                September 24, 1997
-------------------------------------         Executive Vice President
        Tyrone E. Riegel                           and Director


     /s/ Terry L. Crump                       Executive Vice President and              September 24, 1997
-------------------------------------            Chief Financial Officer
         Terry L. Crump                (Principal Financial and Accounting Officer)

  /s/ William C. Bousquette                         Director                            September 24, 1997
 -------------------------------------
      William C. Bousquette

    /s/ Charles G. Hanson                           Director                            September 24, 1997
-------------------------------------
        Charles G. Hanson

/s/ Stewart M. Kasen                                Director                            September 24, 1997
-------------------------------------
    Stewart M.  Kasen

/s/ Thomas M. O'Sullivan, Sr.                       Director                            September 24, 1997
 -------------------------------------
    Thomas M. O'Sullivan, Sr.

    /s/ Ronald G. Stegall                           Director                            September 24, 1997
-------------------------------------
        Ronald G. Stegall

                                          INDEX  TO  EXHIBITS
EXHIBIT NO.                                     DESCRIPTION                                       PAGE
 3.1 & 4.1   Certificate of Incorporation of O'Sullivan Industries Holdings, Inc. (the
             "Company") (incorporated by reference from Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-72120))

 3.2 & 4.2   By-laws of the Company (incorporated by reference from Exhibit 3.2 to
             Registration Statement on Form S-1 (File No. 33-72120))

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

   *10.1     Amended and Restated O'Sullivan Industries Holdings, Inc. 1994 Incentive Stock
             Plan (the "ISP") (incorporated by reference from Exhibit 4.5 to the Registration
             Statement on Form S-8 (File No. 333-21609))

   *10.1a    First Amendment to the ISP (incorporated by reference from Exhibit 4.5(a) to
             Registration Statement on Form S-8 (File No. 333-21609))

   *10.1b    Second Amendment to the ISP ......................................................       37

   *10.2     Form of Amended and Restated Termination Protection Agreement between the Company and certain members of management (incorporated by reference from Exhibit 10.2 to
             Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No.
             1-12754))

   *10.3     O'Sullivan Industries Holdings, Inc. Stock Plan for Directors (incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 1-12754))

   *10.4     O'Sullivan Industries Holdings, Inc. Deferred Compensation Plan (the "DCP")
             (incorporated by reference from Exhibit 10.2 to Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997 (File No. 1-12754))

   *10.4a    First Amendment to the DCP .......................................................       38

    10.5     Amended and Restated Tax Sharing and Tax Reimbursement Agreement dated as of June
             19, 1997 between the Company and Tandy Corporation and TE Electronics Inc. .......       39

   *10.7     Form of Indemnity Agreement between the Company and certain directors and officers (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to
             Registration Statement on Form S-1 (File No. 33-72120))

   *10.8     Schedule of Director Fees ........................................................       56

    10.9     Indenture of Trust dated as of October 1, 1988 between the Industrial Development
             Authority of Halifax County, Virginia and Texas American Bank/Fort Worth, N.A.,
             as Trustee (incorporated by reference from Exhibit 10.9 to Amendment No. 1 to
             Registration Statement on Form S-1 (File No. 33-72120))


                                          INDEX  TO  EXHIBITS
EXHIBIT NO.                                     DESCRIPTION                                       PAGE

   10.10     Agreement of Sale dated as of October 1, 1988 between the Industrial Development
             Authority of Halifax County, Virginia and O'Sullivan Industries - Virginia, Inc.
             (incorporated by reference from Exhibit 10.10 to Amendment No. 1 to Registration
             Statement on Form S-1 (File No. 33-72120))

   10.11     Composite Form of Note Purchase Agreement dated as of May 15, 1995 between the
             Company and each of New York Life Insurance Company and New York Life Insurance
             and Annuity Corporation (incorporated by reference from Exhibit 10.11 to Annual
             Report on Form 10-K for the year ended June 30, 1995 (File No. 1-12754))

   10.12     Amended and Restated Credit Agreement dated as of November 22, 1994, by and among the Company, O'Sullivan Industries, Inc., O'Sullivan Industries - Virginia, Inc.,
             The Boatmen's National Bank of St. Louis and Wachovia Bank of Georgia, N.A. ......       57

  10.12a     First Amendment to Amended and Restated Credit Agreement dated as of May 15, 1995       107

  10.12b     Second Amendment to Amended and Restated Credit Agreement dated as of December
             29, 1995 .........................................................................      110

  10.12c     Third Amendment to Amended and Restated Credit Agreement dated as of June 13, 1997      114

    21       Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to
             Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-12754))

    23       Consent of Independent Accountants ...............................................      120

    27       Financial Data Schedule ..........................................................      121

--------------
     * Each of these exhibits is a "management contract or compensatory plan or arrangement."