Form 10-Q
period 1997-09-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1997-11-14
CIK 915354

Form 10-Q

              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE  ACT  OF  1934
For the transition period from _____________ to _________________

Commission file number:  1-12754


               O'SULLIVAN INDUSTRIES HOLDINGS, INC.
      (Exact name of registrant as specified in its charter)

          Delaware                                43-1659062
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     1900 Gulf Street, Lamar, Missouri            64759-1899
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

    As of November 10, 1997, 16,500,405 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $1.00 per share, and associated preferred stock purchase rights were outstanding.

                              PART I
                              ------

Item 1.  Financial Statements

      O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              (in thousands, except for share data)

    Assets:                             September 30,  June 30,
                                            1997         1997
    ------                              -------------  --------
Current assets:
  Cash and cash equivalents                $  2,077   $ 6,975
  Trade receivables, net of allowance
    for doubtful accounts of
    $3,535 and $3,158, respectively          62,525    58,661
  Inventories:
    Finished merchandise                     29,015    29,840
    Work in process                           6,874     4,224
    Raw materials                             9,850    10,094
                                            -------   -------
                                             45,739    44,158
  Prepaid expenses and other current assets   2,884     3,134
                                            -------   -------
        Total current assets                113,225   112,928
                                            -------   -------
Property, plant and equipment, at cost      128,852   119,566
  Less accumulated depreciation
    and amortization                        (46,224)  (44,643)
                                            -------   -------
                                             82,628    74,923

Goodwill, net of accumulated amortization    44,339    44,756
                                            -------   -------
                                           $240,192  $232,607
                                           ========  ========
  Liabilities and Stockholders' Equity:
  ------------------------------------

Current liabilities:
  Accounts payable                          $ 11,969  $  7,234
  Accrued liabilities                         20,162    19,481
  Income taxes payable                         2,783     4,168
                                             -------   -------
        Total current liabilities             34,914    30,883
                                             -------   -------
Long-term debt, less current maturities       32,500    30,000
Deferred income taxes                         14,934    14,934

Stockholders' equity:
  Preferred stock; $1.00 par value,
    20,000,000 shares authorized,
    none issued                                  -         -
  Common stock; $1.00 par value,
    100,000,000 shares authorized,
    16,819,950 issued                         16,820    16,820
  Additional paid-in capital                  87,803    87,968
  Retained earnings                           57,021    53,418
                                             -------   -------
                                             161,644   158,206
  Less common stock in treasury at cost,
   296,430 and 94,000 shares, respectively     3,800     1,416
                                             -------   -------
    Total stockholders' equity               157,844   156,790
                                             -------   -------
Commitments and Contingencies                -------   -------
                                            $240,192  $232,607
                                            ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

      O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (in thousands, except for per share data)

                                            Three months ended
                                               September 30,
                                            ------------------
                                              1997      1996
                                            -------   --------
Net sales                                   $77,141   $83,126
                                             ------    ------
Costs and expenses:
  Cost of sales                              54,403    60,574
  Selling, marketing and administrative      16,541    16,200
  Interest, net                                 473       718
                                             ------    ------
                                             71,417    77,492
                                             ------    ------

Income before income tax provision            5,724     5,634
Income tax provision                          2,121     2,158
                                             ------    ------
Net income                                  $ 3,603   $ 3,476
                                             ======    ======

Earnings per common share:
  Primary                                   $  0.21   $  0.21
  Fully Diluted                             $  0.21   $  0.21

Weighted average common shares outstanding:
  Primary                                    17,061    16,806
  Fully Diluted                              17,067    16,982

The accompanying notes are an integral part of these consolidated financial statements.

      O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (in thousands)

                                                      Three months ended
                                                        September 30,
                                                      ------------------
                                                        1997      1996
                                                      ------    --------
Cash flows from operating activities:
    Net income                                        $ 3,603   $ 3,476
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
              Depreciation and amortization             2,525     2,437
              Employee option amortization                187         -
    Changes in current assets and liabilities:
         Trade receivables                             (3,864)   (8,918)
         Inventories                                   (1,581)    3,479
         Other assets                                     202        77
         Accounts payable, accrued liabilities
           and income taxes payable                     3,844     3,686
                                                       ------    ------
              Net cash provided by
                operating activities                    4,916     4,237
                                                       ------    ------
Cash flows used for investing activities:
    Capital expenditures                               (9,770)   (2,471)
                                                       ------    ------
Cash flows used for financing activities:
    Additions to long-term debt                         2,500         -
    Purchase of common stock for treasury              (3,703)     (730)
    Exercise of stock options                              96         -
    Sale of common stock to employee benefit plans      1,063       424
                                                       ------    ------
              Net cash flows used for
                financing activities                      (44)     (306)
                                                       ------    ------
Net increase (decrease) in cash and cash equivalents   (4,898)    1,460
Cash and cash equivalents, beginning of period          6,975       506
                                                       ------    ------
Cash and cash equivalents, end of period              $ 2,077   $ 1,966
                                                      =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

      O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES
               IN STOCKHOLDERS' EQUITY (UNAUDITED)
                          (in thousands)

                                 Preferred stock     Common stock
                               ------------------- -------------------
                               Shares    Dollars   Shares    Dollars
                               ------    -------   ------    -------
Balance, June 30, 1997            -      $   -     16,820    $16,820

  Net income
  Translation adjustment
  Purchase of common stock
  Exercise of stock options
  Sale of common stock
                               ------    -------   ------    -------
Balance, September 30, 1997       -     $   -      16,820    $16,820
                               ======    =======   ======    =======

                            Additional          Treasury stock     Total
                             paid-in   Retained -------------- stockholders'
                             capital   earnings Shares Dollars    equity
                            ---------- -------- ------ ------- -------------
Balance, June 30, 1997         $87,968   $53,418   (94) $(1,416) $156,790

  Net income                        -      3,603                    3,603
  Translation adjustment            (5)                                (5)
  Purchase of common stock                        (295)  (3,703)   (3,703)
  Exercise of stock options       (125)             15      221        96
  Sale of common stock             (35)             78    1,098     1,063
                              --------   -------  -----  -------  --------
Balance, September 30, 1997    $87,803   $57,021  (296) $(3,800) $157,844
                              ========   =======  ===== ======== =========

The accompanying notes are an integral part of these consolidated financial statements.

               O'SULLIVAN INDUSTRIES HOLDINGS, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        September 30, 1997

Note 1 - Basis of Presentation

    The unaudited consolidated financial statements included herein have been prepared by O'Sullivan Industries Holdings, Inc. and subsidiaries (the "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. The interim results are not necessarily indicative of the results which may be expected for a full year.

Note 2 - Summary of Significant Accounting Policies

    Earnings per Share: In February 1997, the FASB issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 15, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share ("EPS") and will retroactively restate EPS for the first quarter of fiscal 1998 at that time. The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would have occurred if securities or other contracts to issue common stock had been exercised, converted into or resulted in the issuance of common stock that had then shared in the earnings of the entity. The pro forma EPS amounts shown below have been calculated assuming the Company had already adopted the provisions of this statement:

                     3 months ended September 30,
                     ----------------------------
                         1997           1996
                         ----           ----
         Basic EPS      $ 0.22         $ 0.21
         Diluted EPS    $ 0.21         $ 0.21

Note 3 - Derivative Financial Instruments

    Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, the Company entered into a forward starting interest rate swap agreement with a notional principal amount of $10 million. The effective date of the agreement is October 1, 1998 and the termination date is October 1, 2008. The Company has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The Company has the ability and intent to call its existing
$10.0 million of 8.25% industrial development revenue bonds commencing October 1, 1998 at a redemption premium of 103%. The bonds would be refinanced at the then existing interest rate. Accordingly, the swap will have the effect of hedging the Company against an increase in interest rates prior to the first opportunity to refinance these bonds. Management has designated this swap as a hedge of the future interest rate exposure of refinancing these bonds.

    Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the forward starting swap agreement approximated $433,000 at September 30, 1997 (representing the amount the Company would have to pay to terminate the swap) and has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Net sales for the quarter ended September 30, 1997 decreased 7.2% to $77.1 million from $83.1 million for the quarter ended September 30, 1996. Sales decreased in the mass merchant distribution channel due to the bankruptcy of a major customer, Best Products Co., Inc., in September 1996. Sales to Best Products approximated $6 million in the three months ending September 30, 1996. Sales also decreased in the discount mass merchant channel as a major discount retailer placed unusually large orders for shipment during the previous quarter and reduced purchases during the first quarter of this year. The Company anticipates this customer will return to a more normal purchasing pattern in the future.

    In July 1997, a large customer of the Company, Montgomery Ward & Co., filed for bankruptcy protection under Chapter 11. Montgomery Ward subsequently announced that it intends to close 33 Lechmere stores, 11 Electric Avenue outlets and 48 Montgomery Ward stores, which sell ready-to-assemble furniture. The Company recorded fiscal 1997 sales to Lechmere approximating $1.7 million but had no direct sales to Electric Avenue. The Company expects that Montgomery Ward will be able to reorganize its operation under Chapter 11 protection and will continue to purchase products from the Company; however, the level of purchases could decline as a result of any such reorganization or otherwise.

    In the event that Montgomery Ward or another major customer ceases or substantially reduces its purchases of products from the Company, there can be no certainty that the Company will be able to replace these sales.

    Gross profit increased slightly to $22.7 million, or 29.5% of sales, for the three month period ended September 30, 1997, from $22.6 million, or 27.1% of sales, for the three months ended September 30, 1996. The higher gross margins were due primarily to lower material costs and improved production efficiencies.
The Company also benefited from increased margins on new products in conjunction with changes in product mix. These benefits were offset to some degree by manufacturing inefficiencies associated with the installation of new equipment and training costs associated with the implementation of new software.

    During the remainder of the fiscal year, the Company plans to install new manufacturing software and systems at each of its three production facilities, and production equipment at its Missouri and Virginia facilities. The Company believes that these additions and improvements should enhance efficiency and support long-term growth of the Company. Costs associated with the implementation of the software, the installation of new equipment and the related adaptation of manufacturing processes may affect sales and gross profits during the remainder of the fiscal year. The Company is taking steps to minimize the impact of these changes, but cannot quantify the costs at this time.

    Selling, marketing and administrative expenses increased to $16.5 million, or 21.4% of sales, for the three months ended September 30, 1997, from $16.2 million, or 19.5% of sales, for the three months ended September 30, 1996. The increase in selling, marketing and administrative expenses for the quarter was due to increased salaries and wages due to additional management, marketing and MIS staff. The increase in expenses as a percentage of sales was caused by the lower sales level this year compared to last year.

    Net interest expense decreased 34.1% from $0.7 million in the first quarter of fiscal 1997 to $0.5 million during the first quarter of fiscal 1998. The decrease was due to a higher average cash balance and greater interest income in the three months ended September 30, 1997.

Liquidity and Capital Resources

    Cash provided by operating activities during the three month period ended September 30, 1997, amounted to $4.9 million compared to $4.2 million in the comparable prior year period. The increase in cash flows resulted from a smaller increase in receivables during the quarter primarily related to lower sales levels partially offset by an increased investment in inventories. Cash used in investing activities for this quarter included approximately $10.0 million for capital expenditures compared to $2.5 million for the prior year quarter. Approximately $8.5 million of the current year additions was for equipment to add production capabilities as well as to improve efficiencies. Software implementation costs accounted for the remainder.

    The Company has an unsecured $25.0 million revolving credit facility with a bank that expires on February 28, 2000. The Credit Facility also includes a $10.8 million standby letter of credit established in favor of Tandy Corporation. The letter of credit indemnifies Tandy Corporation from its obligations as guarantor of $10.0 million of industrial revenue bonds for which a subsidiary of the Company is the obligor. Tandy Corporation can draw against the standby letter of credit only in the event that it must pay any amounts with respect to the bonds.

    The Credit Agreement has several financial ratio covenants including the maintenance of a minimum working capital ratio and a minimum net worth. In addition, the Credit Agreement has provisions specifying certain limitations on dividends, investments and future indebtedness. The Company is currently in compliance with all of its debt agreements.

    At September 30, 1997, the Company had long-term debt outstanding of $32.5 million; $10.0 million of industrial revenue bonds that bear interest at 8.25% and mature on October 1, 2008; $20.0 million in private placement debt with certain insurance companies at 8.01% due fiscal 2003; and $2.5 million under the Company's revolving credit facility.

    On May 6, 1997, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the outstanding shares of its common stock during the next 24 months. The actual number of shares purchased, the timing of the purchases and the prices paid for the shares will be dependent upon future market conditions. Funding for the purchases is expected to come from available working capital and existing borrowing facilities. The program includes no specific pricing nor timing targets and may be suspended at any time or terminated prior to completion. For the three months ended September 30, 1997, the Company purchased 207,000 shares of its stock for approximately $2.6 million.

    The Company also purchases Company common stock to fund its employee benefit programs. During the three months ended September 30, 1997, the Company purchased 88,000 shares of the Company's common stock at a cost of approximately $1.1 million; shares with a cost of approximately $1.1 million were transferred to the Company's employee benefit plans.

    Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, the Company entered into a forward starting interest rate swap agreement with a notional principal amount of $10 million. The effective date of the agreement is October 1, 1998 and the termination date is October 1, 2008. The Company has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The Company has the ability and intent to call its existing
$10.0 million of 8.25% industrial development revenue bonds commencing October 1, 1998 at a redemption premium of 103%. The bonds would be refinanced at the then existing interest rate. Accordingly, the swap will have the effect of hedging the Company against an increase in interest rates prior to the first opportunity to refinance these bonds. Management has designated this swap as a hedge of the future interest rate exposure of refinancing these bonds.

    Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the forward starting swap agreement approximated $433,000 at September 30, 1997 (representing the amount the Company would have to pay to terminate the swap) and has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge.

    The Company believes that cash flow from operations, existing cash and current unused balances under existing credit agreements, will be sufficient to fund the Company's operations in fiscal 1998, including capital expenditures, which are currently estimated in the range of $30.0 to $35.0 million for increased production capacity, improved productivity, enhanced new product development and replacement equipment.

Seasonality

    The Company generally experiences higher sales levels in the first and second quarters of the fiscal year in anticipation of the holiday selling season.


                  PART II -- OTHER INFORMATION
                  ------------------------------

Item 5.  Other Information.

Forward Looking Statements

    Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation in Part I of this report, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate" or "plan." Important factors could cause results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things:

  * changes from anticipated levels of sales of the Company's products, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise;

  * pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995;

  * raw material cost increases, particularly in particle board and fiberboard, such as the increases that reduced the Company's earnings in fiscal 1994 and 1995;

  * transportation cost increases due to a shortage of supply of trucks or railcars;

  *   the bankruptcy of a major customer, such as Best
      Products Co., Inc. in 1996 and Montgomery Ward & Co. in 1997;

  * loss of significant customers in connection with a merger or acquisition or bankruptcy;

  * actions of current or new competitors, such as reduction of prices on competitive products or introduction of new products competitive with the Company's products;

  *   increased advertising costs associated with promotional efforts;

  *   pending or new litigation;

and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.


Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits:

Exhibit No. Description
----------- ------------
3.1 & 4.1    Certificate of Incorporation of the Company
             (incorporated by reference from Exhibit 3.1 to
             Registration Statement on Form S-1 (File No. 33-72120))

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

                         O'SULLIVAN INDUSTRIES HOLDINGS, INC.

Date: November 14, 1997  By:  Daniel F. O'Sullivan
                         Chairman and
                         Chief Executive Officer

Date: November 14, 1997  By:  Terry L. Crump
                         Executive Vice President
                         and Chief Financial Officer
                         (Principal Financial and Accounting Officer)