Form 10-Q
period 1997-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1998-02-06
CIK 915354

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE  ACT  OF  1934
For the quarterly period ended December 31, 1997


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

    As of February 4, 1998, 16,151,075 shares of Common Stock of
O'Sullivan Industries Holdings, Inc., par value $1.00 per share, and associated preferred stock purchase rights were outstanding.

                             PART  I
                             ========

ITEM 1.  FINANCIAL STATEMENTS


         O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (in thousands, except for share data)


                                               December 31,      June 30,
                 Assets:                           1997            1997
                 ------                        ------------    -----------
Current assets:
  Cash and cash equivalents                    $   1,557       $   6,975
  Trade receivables, net of allowance for
    doubtful accounts of $1,437 and $3,158,
    respectively                                  71,209          58,661
  Inventories:
    Finished merchandise                          27,531          29,840
    Work in process                                5,225           4,224
    Raw materials                                  9,527          10,094
                                               ---------       ---------
                                                  42,283          44,158
  Prepaid expenses and other current assets        3,895           3,134
                                               ---------       ---------
                 Total current assets            118,944         112,928
                                               ---------       ---------
Property, plant and equipment, at cost           135,387         119,566
  Less accumulated depreciation and
    amortization                                 (48,266)        (44,643)
                                               ---------       ---------
                                                  87,121          74,923

Goodwill, net of accumulated amortization         43,922          44,756
                                               ---------       ---------
                                               $ 249,987       $ 232,607
                                               =========       =========
    Liabilities and Stockholders' Equity:
    ------------------------------------
Current liabilities:
  Accounts payable                             $  12,491       $   7,234
  Accrued liabilities                             22,752          19,481
  Income taxes payable                             3,454           4,168
                                               ---------       ---------
                 Total current liabilities        38,697          30,883
                                               ---------       ---------
Long-term debt, less current maturities           38,000          30,000
Deferred income taxes                             14,934          14,934

Stockholders' equity:
  Preferred stock; $1.00 par value,
    20,000,000 shares authorized,
    none issued                                      -              -
  Common stock; $1.00 par value,
    100,000,000 shares authorized,
    16,819,950 issued                             16,820          16,820
  Additional paid-in capital                      87,727          87,968
  Retained earnings                               60,445          53,418
                                               ---------       ---------
                                                 164,992         158,206
  Less common stock in treasury at cost,
    587,545 and 94,000 shares, respectively        6,636           1,416
                                                --------        --------
                 Total stockholders' equity      158,356         156,790
                                                --------        --------
Commitments and contingencies
                                                --------        --------
                                                $249,987        $232,607
                                                ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except for per share data)


                                       Three months ended   Six months ended
                                          December 31,        December 31,
                                        -----------------  ------------------
                                           1997    1996      1997      1996
                                        -------- --------  --------  --------
Net sales                               $ 85,524 $ 80,593  $162,665  $163,719

Costs and expenses:
  Cost of sales                           62,138   56,967   116,541   117,541
  Selling, marketing and
    administrative                        17,321   15,616    33,862    31,816
  Interest, net                              639      597     1,112     1,315
                                        -------- --------  --------  --------
                                          80,098   73,180   151,515   150,672
                                        -------- --------  --------  --------

Income before income tax provision         5,426    7,413    11,150    13,047
Income tax provision                       2,002    2,839     4,123     4,997
                                        -------- --------  --------  --------
Net Income                              $  3,424 $  4,574  $  7,027  $  8,050
                                        ======== ========  ========  ========

Earnings per common share
  Basic                                 $   0.21 $   0.27  $   0.42  $   0.48
  Diluted                               $   0.20 $   0.27  $   0.41  $   0.47

Weighted average common shares outstanding
  Basic                                   16,496   16,787    16,575    16,797
  Diluted                                 16,849   17,014    16,955    16,970


The accompanying notes are an integral part of these consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (in thousands)


                                                           Six months ended
                                                             December 31,
                                                          ------------------
                                                             1997      1996
                                                          --------   -------
Cash flows from operating activities:
  Net income                                              $  7,027   $ 8,050
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                              5,065     4,868
    Employee option amortization                               374       375
  Changes in current assets and liabilities:
    Trade receivables                                      (12,548)   (3,359)
    Inventories                                              1,875    (2,280)
    Other assets                                              (825)       31
    Accounts payable, accrued liabilities and
       income taxes payable                                  7,440     7,301
                                                          --------   -------
       Net cash provided by operating activities             8,408    14,986
                                                          --------   -------

Cash flows for investing activities:
  Capital expenditures                                     (16,429)   (4,660)

Cash flows from financing activities:
  Addition to long-term debt                                 8,000       -
  Purchase of common stock for treasury                     (7,298)   (1,493)
  Exercise of stock options                                    101       -
  Sale of common stock to employee benefit plans             1,800     1,039
                                                          --------   -------
       Net cash flows provided (used)
         for financing activities                            2,603      (454)
                                                          --------   -------

Net increase (decrease) in cash and cash equivalents        (5,418)    9,872
Cash and cash equivalents, beginning of period               6,975       506
                                                          --------   -------
Cash and cash equivalents, end of period                  $  1,557   $10,378
                                                          ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         (UNAUDITED) (in thousands)


                          Preferred stock         Common stock     Additional
                          ---------------       -----------------    paid-in
                          Shares   Dollars      Shares   Dollars     capital
                          ------   -------      -------  -------   ----------
Balance, June 30, 1997        -     $  -        16,820   $16,820    $ 87,968

  Net income                  -        -           -        -           -
  Translation adjustment      -        -           -        -            (64)
  Purchase of common stock
  Exercise of stock options                                             (127)
  Sale of common stock                                                   (50)
                           ------   -------    --------  -------    --------
Balance, December 31, 1997    -     $  -         16,820  $16,820    $ 87,727
                           ======   =======    ========  =======    ========



                                             Treasury stock        Total
                               Retained     -----------------   stockholders'
                               earnings     Shares    Dollars      equity
                               --------     ------    -------   -------------
Balance, June 30, 1997         $ 53,418       (94)    $(1,416)   $ 156,790

  Net income                      7,027                              7,027
  Translation adjustment            -                                  (64)
  Purchase of common stock                   (645)     (7,298)      (7,298)
  Exercise of stock options                    15         228          101
  Sale of common stock                        136       1,850        1,800
                               --------    ------     -------     --------
Balance, December 31, 1997     $ 60,445      (588)    $(6,636)  $  158,356
                               ========    ======     =======   ==========


The accompanying notes are an integral part of these consolidated financial statements.

               O'SULLIVAN INDUSTRIES HOLDINGS, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
                        December 31, 1997


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

Note 2 - Summary of Significant Accounting Policies

  Earnings per Share:  During the three months ended
December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. The statement requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution, while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. EPS data for the period ended December 31, 1997 and all prior periods has been restated to conform with the provisions of this statement. The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:

                                  Three months ended        Six months ended
                                     December 31,             December 31,
                                ----------------------   -----------------------
                                   1997        1996         1997       1996
                                ----------  ----------   ---------  ----------
Income available to
  common stockholders
  (numerator)                    3,424,000   4,574,000   7,027,000   8,050,000
                                ==========  ==========  ==========  ==========
Weighted average shares
  outstanding
  (basic EPS denominator)       16,496,087  16,787,077  16,574,619  16,796,580

Effect of dilutive securities
  --options                        352,989     226,788     380,202     173,643
                                ----------  ----------  ----------  ----------
Weighted average shares,
  plus assumed conversions
  (diluted EPS denominator)     16,849,076  17,013,865  16,954,821  16,970,223
                                ==========  ==========  ==========  ==========

Options to purchase 373,000 additional shares of common stock at prices ranging from $12.81 to $16.09 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares, and thus the effect would have been antidilutive.

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

  Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the forward starting swap agreement approximated $722,000 at December 31, 1997 (representing the amount the Company would have to pay to terminate the swap) and has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

  Net sales for the quarter ended December 31, 1997 increased 6.1% to $85.5 million from $80.6 million for the quarter ended December 31, 1996. Sales for the six month period ended
December 31, 1997 decreased 0.6% to $162.7 million from
$163.7 million for the six months ended December 31, 1996.
During the quarter, sales increases in the regional mass merchant, consumer electronics and export distribution channels were offset, to some degree, by sales decreases in the home improvement retail channel. The sales increases mentioned above may be attributed primarily to sales efforts targeted toward regional retail chains, the addition of new customers in the consumer electronics area and sales growth in the Americas.
Sales of products introduced by a major home improvement retailer in 1996 were not re-ordered in 1997, causing sales declines in that channel of distribution. Despite the sales decrease, the Company continues to believe that the home improvement channel offers future sales growth opportunities.

  For the six month period ended December 31, 1997, sales decreased in the mass merchant distribution channel due to the bankruptcy of a major customer, Best Products Co., Inc., in September 1996. Sales to Best Products approximated $6.7 million in the six months ended December 31, 1996; Best Products ceased operations in early calendar 1997. Sales also decreased in the discount mass merchant channel as a major discount retailer placed unusually large orders for shipment during the fourth quarter of fiscal 1997 and reduced purchases during the quarter ended September 30, 1997. The customer returned to a more normal purchasing pattern in the second quarter of this fiscal year. These sales decreases were partially offset by increases in the regional mass merchant, consumer electronics and export distribution channels as discussed above. Sales to the office superstore channel increased slightly during the quarter and six months when compared to the same period of the prior year.

  In July 1997, a large customer of the Company, Montgomery
Ward & Co., filed for bankruptcy protection under Chapter 11. Montgomery Ward subsequently announced that it intended to close 33 Lechmere stores, 11 Electric Avenue outlets and 54 Montgomery Ward stores. Montgomery Ward expects that it will be able to reorganize its operations under Chapter 11 protection and will continue to purchase products from the Company. Although sales to Montgomery Ward for the quarter and six month period have increased when compared to the prior year, the level of purchases could decline as a result of reorganization or otherwise.

  In the event that Montgomery Ward or another major customer ceases or substantially reduces its purchases of products from the Company, there can be no certainty that the Company will be able to replace these sales.

  Gross profit decreased slightly to $23.4 million, or 27.3% of sales, for the three month period ended December 31, 1997, from $23.6 million, or 29.3% of sales, for the comparable prior year quarter. Gross profit was virtually unchanged at $46.1 million, or 28.4% of sales, for the six month period ended December 31, 1997, compared to $46.2 million, or 28.2% of sales for the comparable prior year period. The Company's lower gross margin during the quarter was primarily due to higher labor and overhead costs associated with the implementation of new manufacturing software systems, the installation of new equipment and the related adaptation of manufacturing processes. The Company believes that these additions and improvements will better enable the Company to meet demand, enhance efficiency and support long-term growth of the Company. These changes are expected to affect sales and gross profits during the remainder of the fiscal year, although the Company continues to take steps to minimize the impact.

  Selling, marketing and administrative expenses increased to $17.3 million, or 20.3% of sales, for the three month period ended December 31, 1997, from $15.6 million, or 19.4% of sales, for the three months ended December 31, 1996. Selling, marketing and administrative expenses for the six month period ended December 31, 1997, increased to $33.9 million, or 20.8% of sales, from $31.8 million, or 19.4% of sales, for the comparable prior year period. The increase in selling, marketing and administrative expenses for the quarter is due primarily to increased advertising and promotional costs and, to a lesser extent, increased salaries and wages due to additional management, marketing and MIS staff. For the six months ended December 31, 1997, increased advertising, store display expenses and salaries are offset to some degree by decreased bad debt expense associated with the Best Products bankruptcy in fiscal 1997.

  Interest expense increased slightly during the quarter as borrowings increased in comparison to the prior year. Interest expense of $1.1 million for the six months ended December 31, 1997 decreased from $1.3 million in the first half of fiscal 1997 due to greater interest income during the first quarter of fiscal 1998. The Company utilized cash on hand and increased borrowings primarily for equipment purchases and share repurchases in the current fiscal year. Interest expense is expected to be higher during the remainder of the fiscal year when compared to the prior year periods primarily due to less interest income and increased borrowings expected during the remainder of this fiscal year.

Liquidity and Capital Resources
-------------------------------

  Cash provided by operating activities during the six month period ended December 31, 1997, amounted to $8.4 million compared to $15.0 million in the comparable prior year period. The decrease in cash flows resulted from a larger increase in receivables during the six months related to higher sales levels and lower anticipatory cash payments taken in the December 31, 1997 quarter compared to the prior year period, partially offset by a decreased investment in inventories. Cash used in investing activities for the first six months of fiscal 1998 included approximately $16.4 million for capital expenditures compared to $4.7 million for the comparable prior year period. Current year additions primarily relate to equipment to improve production capabilities, to increase capacity in the Company's Virginia facility and to improve manufacturing efficiencies.

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

  At December 31, 1997, the Company had long-term debt outstanding of $38.0 million; $10.0 million of industrial revenue bonds that bear interest at 8.25% and mature on October 1, 2008; $20.0 million in private placement debt with certain insurance companies at 8.01% due fiscal 2003; and $8.0 million under the Company's revolving credit facility.

  On May 6, 1997, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the outstanding shares of its common stock during the next 24 months. The actual number of shares purchased, the timing of the purchases and the prices paid for the shares will be dependent upon future market conditions. Funding for the purchases is expected to come from available working capital and existing borrowing facilities. The program includes no specific pricing nor timing targets and may be suspended at any time or terminated prior to completion. For the three months ended December 31, 1997, the Company purchased 270,000 shares of its stock for approximately $2.6 million. For the six months ended
December 31, 1997, the Company purchased 477,000 shares for approximately $5.2 million.

  The Company also purchases Company common stock to fund its employee benefit programs. During the three months ended December 31, 1997, the Company purchased 80,000 shares of the Company's common stock at a cost of approximately $0.9 million; shares with a cost of approximately $0.8 million were transferred to the Company's employee benefit plans. For the six months ended December 31, 1997, the Company purchased 168,000 shares at a cost of approximately $2.1 million and transferred shares with a cost of $1.9 million to the Company's employee benefit plans.

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

  Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the forward starting swap agreement approximated $722,000 at December 31, 1997 (representing the amount the Company would have to pay to terminate the swap) and has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge.

  The Company believes that cash flow from operations, existing cash and current unused balances under existing credit agreements will be sufficient to fund the Company's operations in fiscal 1998, as well as capital expenditures and share repurchases. Fiscal 1998 capital expenditures are currently estimated in the range of $30.0 to $35.0 million for increased production capacity, improved productivity, enhanced new product development and replacement equipment.

Year 2000 Software Compliance
-----------------------------

  Since fiscal 1996, the Company has been implementing a new integrated software package to support the Company's sales, manufacturing and accounting functions. The installation of this software package is expected to be complete by June 30, 1998. In addition to providing the support necessary for more efficient operation of the Company, the software package is capable of handling dates subsequent to December 31, 1999. The Company expects to substantially complete all year 2000 conversion projects by the end of fiscal 1998.

Seasonality
-----------

  The Company generally experiences higher sales levels in the first and second quarters of the fiscal year in anticipation of the holiday selling season.

                 PART II  -   OTHER  INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The annual meeting of stockholders of the Company was held on November 12, 1997 to elect two Class I directors and to consider approval of the Company's Stock Plan for Directors. The nominees for Class I directors and the votes for, and withheld with respect to, each nominee are as follows:


               NOMINEE               VOTES FOR          VOTES WITHHELD
               -------               ----------         --------------
         Richard D. Davidson          14,468,010            360,937
         Ronald G. Stegall            14,547,465            281,482


The votes for the Company's Stock Plan for Directors were as follows:

                    FOR            AGAINST        ABSTAIN
                    ---            -------        -------

                14,502,255         179,275        147,417


ITEM 5.  OTHER INFORMATION.

Forward Looking Statements
--------------------------


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

   * pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of the Company's ability to supply product;

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

  (a)  Exhibits:

Exhibit
No.           Description
--------      -----------
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

                        O'SULLIVAN INDUSTRIES HOLDINGS, INC.

Date: February 5, 1998  By:  /s/ Daniel F. O'Sullivan
                             Chairman and
                             Chief Executive Officer


Date: February 5, 1998  By:  /s/ Terry L. Crump
                             Executive Vice President
                             and Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)