Form 10-Q/A
period 1997-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1998-05-08
CIK 915354

Form 10-Q/A

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(Mark One)
[ X ]
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1997

                                OR

[   ]
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _________________

Commission file number:  1-12754


               O'SULLIVAN INDUSTRIES HOLDINGS, INC.
      (Exact name of registrant as specified in its charter)

     Delaware                                              43-1659062
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                       Identification No.)

        1900 Gulf Street, Lamar, Missouri         64759-1899
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

    As of May 6, 1998, 16,045,850 shares of Common Stock of
O'Sullivan Industries Holdings, Inc., par value $1.00 per share, and associated preferred stock purchase rights were outstanding.



                                     PART II
                                     -------


     O'Sullivan Industries Holdings, Inc. (the "Company") or the ("registrant") hereby amends its Quarterly Report on Form 10-Q for the quarter ended
December 31, 1997 by (i) amending Item 6 of Part II of such report to read as stated below and (ii) adding Exhibits 27.1 through 27.5 in the respective forms thereof attached hereto. The restated financial data schedules attached as Exhibits 27.1 through 27.5 reflect the Company's adoption of Statement of Financial Accounting Standards No. 128, Earnings per Share.


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

4.4 Rights Agreement dated as of February 1, 1994 between the Company and the First National Bank of Boston, as Rights Agent (incorporated by reference from Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No. 1-12754))

27             Financial Data Schedule (incorporated by reference from
               Exhibit 27 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (File No. 1-12754))

27.1           Restated Data Schedule for the three months ended
               September 30, 1996

27.2           Restated Data Schedule for the six months ended
               December 31, 1996

27.3           Restated Data Schedule for the nine months ended
               March 31, 1997

27.4           Restated Data Schedule for the fiscal year ended
               June 30, 1997

27.5           Restated Data Schedule for the three months ended
               September 30, 1997


  (b)  Reports on Form 8-K:

    None

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       O'SULLIVAN INDUSTRIES HOLDINGS, INC.


Date:  May 8, 1998     By:  /s/ Richard D. Davidson
                            President and
                            Chief Operating Officer

Date:  May 8, 1998     By:  /s/ Terry L. Crump
                            Executive Vice President
                            and Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)

