Form 10-Q
period 1998-03-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1998-05-08
CIK 915354

Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(Mark One)
[ X ]
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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
                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands, except for share data)


                                                     March 31,   June 30,
                    Assets:                             1998       1997
                    ------                           ---------   --------
Current assets:
  Cash and cash equivalents                          $  1,776    $  6,975
  Trade receivables, net of allowance
      for doubtful accounts of $1,639 and
      $3,158, respectively                             65,339      58,661
  Inventories:
    Finished merchandise                               21,455      29,840
    Work in process                                     6,845       4,224
    Raw materials                                      14,902      10,094
                                                      -------     -------
                                                       43,202      44,158
  Prepaid expenses and other current assets             4,679       3,134
                                                      -------     -------
        Total current assets                          114,996     112,928
                                                      -------     -------
Property, plant and equipment, at cost                140,388     119,566
  Less accumulated depreciation and
     amortization                                     (49,760)    (44,643)
                                                      -------     -------
                                                       90,628      74,923
Goodwill, net of accumulated amortization              43,506      44,756
                                                      -------     -------
                                                     $249,130    $232,607
                                                      =======     =======

        Liabilities and Stockholders' Equity:
        ------------------------------------

Current liabilities:
   Accounts payable                                  $ 17,236    $  7,234
   Accrued liabilities                                 19,176      19,481
   Income taxes payable                                 2,829       4,168
                                                      -------     -------
         Total current liabilities                     39,241      30,883
                                                      -------     -------

Long-term debt, less current maturities                34,000      30,000
Deferred income taxes                                  14,934      14,934

Stockholders' equity:
   Preferred stock; $1.00 par value,
     20,000,000 shares authorized, none issued             -           -
   Common stock; $1.00 par value,
     100,000,000 shares authorized,
     16,819,950 issued                                 16,820      16,820
   Additional paid-in capital                          87,741      87,968
   Retained earnings                                   64,259      53,418
                                                      -------     -------
                                                      168,820     158,206
   Less common stock in treasury at cost,
     704,693 and 94,000 shares, respectively            7,865       1,416
                                                      -------     -------
        Total stockholders' equity                    160,955     156,790
                                                      -------     -------
Commitments and contingencies                         -------     -------
                                                     $249,130    $232,607
                                                      =======     =======

The accompanying notes are an integral part of these consolidated financial statements.



              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (in thousands, except for per share data)


                                        Three months ended  Nine months ended
                                            March 31,           March 31,
                                        ------------------  ------------------
                                          1998      1997      1998       1997
                                        --------  --------  --------  --------
Net sales                               $ 92,325  $ 77,505  $254,990  $241,224
Costs and expenses:
  Cost of sales                           67,672    55,183   184,213   172,724
  Selling, marketing and administrative   17,916    15,520    51,778    47,336
  Interest, net                              689       519     1,801     1,834
                                         -------    ------   -------   -------
                                          86,277    71,222   237,792   221,894
                                         -------    ------   -------   -------

Income before income tax provision         6,048     6,283    17,198    19,330
Income tax provision                       2,234     2,388     6,357     7,385
                                         -------    ------   -------   -------
Net Income                              $  3,814   $ 3,895  $ 10,841  $ 11,945
                                         =======    ======   =======   =======

Earnings per common share
  Basic                                 $   0.24   $  0.23   $  0.66  $   0.71
  Diluted                               $   0.23   $  0.23   $  0.65  $   0.70

Weighted average common shares outstanding
  Basic                                   16,170    16,778    16,440    16,790
  Diluted                                 16,440    17,085    16,783    17,008

The accompanying notes are an integral part of these consolidated financial statements.




                  O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (in thousands)


                                                        Nine months ended
                                                            March 31,
                                                        ------------------
                                                          1998      1997
                                                        --------  --------

Cash flows from operating activities:
  Net income                                            $ 10,841  $ 11,945
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                        8,395     7,291
      Employee option amortization                           562       562
  Changes in current assets and liabilities:
      Trade receivables                                   (6,678)   (2,824)
      Inventories                                            956     1,371
      Other assets                                        (1,560)     (620)
      Accounts payable, accrued liabilities
        and income taxes payable                           7,806     2,226
                                                         -------    ------
      Net cash provided by operating activities           20,322    19,951
                                                         -------    ------
Cash flows for investing activities:
  Capital expenditures                                   (22,860)   (9,740)

Cash flows from financing activities:
  Addition to long-term debt                               4,000        -
  Purchase of common stock for treasury                   (9,253)   (2,100)
  Exercise of stock options                                  101        -
  Sale of common stock to employee
    benefit plans                                          2,491     1,643
                                                         -------    ------
      Net cash flows provided (used)
        for financing activities                          (2,661)     (457)
                                                         -------    ------
Net increase (decrease) in cash and cash equivalents      (5,199)    9,754
Cash and cash equivalents, beginning of period             6,975       506
                                                         -------    ------
Cash and cash equivalents, end of period                $  1,776   $10,260
                                                         =======    ======

The accompanying notes are an integral part of these consolidated financial statements.



               O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (UNAUDITED)   (in thousands)

                            Preferred stock  Common stock   Additional
                            ---------------  --------------   paid-in
                            Shares  Dollars  Shares Dollars   capital
                            ------  -------  ------ ------- ----------
Balance, June 30, 1997         -     $  -    16,820  $16,820  $87,968

  Net income                   -        -       -        -        -
  Translation adjustment       -        -       -        -        (15)
  Purchase of common stock                                        -
  Exercise of stock options                                      (127)
  Sale of common stock                                            (85)
                             -----   -----    ------  -------  -------
Balance, March 31, 1998        -     $  -     16,820  $16,820  $87,741
                             =====   =====    ======  =======  =======





                                        Treasury stock      Total
                             Retained   ---------------  stockholders'
                             earnings   Shares  Dollars     equity
                             --------   ------  -------  -------------
Balance, June 30, 1997       $53,418       (94)  $(1,416)    $156,790

  Net income                  10,841                           10,841
  Translation adjustment                                          (15)
  Purchase of common stock                (827)   (9,253)      (9,253)
  Exercise of stock options                 15       228          101
  Sale of common stock                     201     2,576        2,491
                             -------      ----    ------      -------
Balance, March 31, 1998      $64,259      (705)  $(7,865)    $160,955
                             =======      ====   =======     ========

The accompanying notes are an integral part of these consolidated financial statements.


             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                March 31, 1998


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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Earnings per Share:  During the three months ended
December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. The statement requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution, while diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. EPS data for the period ended March 31, 1998 and all prior periods have been restated to conform with the provisions of this statement. The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:


                                 Three months ended       Nine months ended
                                     March 31,                 March 31,
                               -----------------------  ----------------------
                                  1998        1997        1998        1997
                               ----------  ----------  ----------  -----------

Income available to common
  stockholders (numerator)     $3,814,000  $3,895,000 $10,841,000  $11,945,000
                               ==========  ========== ===========  ===========

Weighted average shares
  outstanding (basic EPS
  denominator)                 16,169,830  16,777,857  16,439,689   16,790,430
Effect of dilutive
  securities--options             269,877     306,716     343,427      218,000
                               ----------  ----------  ----------   ----------

Weighted average shares,
  plus assumed conversions
  (diluted EPS denominator)    16,439,707  17,084,573   16,783,116   17,008,430
                               ==========  ==========   ==========   ==========



Options to purchase 503,450 additional shares of common stock at prices ranging from $11.40 to $16.09 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares, and thus the effect would have been antidilutive.

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

Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the forward starting swap agreement approximated $780,000 at March 31, 1998 (representing the amount the Company would have to pay to terminate the swap) and has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter ended March 31, 1998 increased
19.1% to $92.3 million from $77.5 million for the quarter ended March 31, 1997. Sales for the nine month period ended March 31, 1998 increased 5.7% to $255.0 million from $241.2 million for the nine months ended March 31, 1997. During the quarter, sales increased in all channels except for the original equipment manufacturer channel, which was slightly lower. These sales increases may be attributed primarily to strong market growth fueled in part by the sub-$1,000 computer market, the addition of new customers in the home improvement and department store channels and the expansion of the Company's market share in the consumer electronics channel.

For the nine month period ended March 31, 1998, sales decreased in the mass merchant distribution channel due to the bankruptcy of a major customer, Best Products Co., Inc., in September 1996. Sales to Best Products approximated $6.7 million in the nine months ended March 31, 1997; Best Products ceased operations in early calendar 1997. Sales in the home improvement retail channel continue to lag behind the prior year as the products introduced by a major home improvement retailer last year were not reordered during the current year. This was offset somewhat by the increase in sales to a national home improvement retailer. Sales grew at a slower pace in the discount mass merchant channel as a major discount retailer placed unusually large orders for shipment during the fourth quarter of fiscal 1997 and reduced purchases during the first quarter ended September 30, 1997. The customer returned to a more normal purchasing pattern in the second and third quarters of this fiscal year. Sales decreases were offset by strong increases in the regional mass merchant, consumer electronics and export distribution channels as discussed above. Sales to the office superstore channel increased significantly during the quarter when compared to the same period of the prior year.

In July 1997, a large customer of the Company, Montgomery
Ward & Co., filed for bankruptcy protection under Chapter 11.
Montgomery Ward expects that it will be able to reorganize its operations under Chapter 11 protection and will continue to purchase products from the Company. Although sales to Montgomery Ward for the nine month period have increased when compared to the prior year, sales for the quarter have declined when compared to last year.
The level of purchases could decline further as a result of reorganization or otherwise.

In the event that Montgomery Ward or another major customer ceases or substantially reduces its purchases of products from the Company, there can be no certainty that the Company will be able to replace these sales.

Gross profit increased slightly to $24.7 million, or 26.7% of sales, for the three month period ended March 31, 1998, from $22.3 million, or 28.8% of sales, for the comparable prior year quarter. Gross profit increased slightly to $70.8 million, or 27.8% of sales, for the nine month period ended March 31, 1998, compared to $68.5 million, or 28.4% of sales for the comparable prior year period. The Company's lower gross margin during the quarter was primarily due to higher labor and overhead costs associated with the implementation of new manufacturing software systems, the installation of new equipment and the related adaptation of manufacturing processes. Further, demand unexpectedly surged during the quarter, resulting in scheduling adjustments and significant overtime that reduced manufacturing efficiency. The increased demand was met, in part, by a reduction of finished goods inventories as the Company continued its implementation of these upgrades. The Company believes that these additions and improvements will better enable the Company to meet demand, enhance efficiency and support long-term growth of the Company. These changes are expected to affect sales and gross profits during the remainder of the fiscal year, although the Company continues to take steps to minimize the impact.

Selling, marketing and administrative expenses increased to $17.9 million, or 19.4% of sales, for the three month period ended March 31, 1998, from $15.5 million, or 20.0% of sales, for the three months ended March 31, 1997. Selling, marketing and administrative expenses for the nine month period ended March 31, 1998, increased to $51.8 million, or 20.3% of sales, from $47.3 million, or 19.6% of sales, for the comparable prior year period. The increase in selling, marketing and administrative expenses for the quarter is due primarily to increased advertising and promotional costs and, to a lesser extent, increased salaries and wages due to additional management, marketing and MIS staff. For the nine months ended March 31, 1998, selling, marketing and administrative expenses were up due to increased advertising, store display expenses and salaries, offset to some degree by decreased bad debt expense associated with the Best Products bankruptcy in fiscal 1997.

Interest expense increased slightly during the quarter as borrowings increased in comparison to the prior year. Interest expense of $1.8 million for the nine months ended March 31, 1998 was approximately the same as for the first nine months of fiscal 1997. The Company utilized cash on hand and increased borrowings primarily for equipment purchases and share repurchases in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities during the nine month period ended March 31, 1998, amounted to $20.3 million compared to $20.0 million in the comparable prior year period. The increase in cash flows resulted primarily from a larger increase in accounts payable during the nine months of fiscal 1998 versus fiscal 1997 offset by increased receivables related to higher sales levels for this fiscal year. Cash used in investing activities for the first nine months of fiscal 1998 included approximately $22.9 million for capital expenditures compared to $9.7 million for the comparable prior year period. Current year additions primarily relate to equipment to improve production capabilities, to increase capacity in the Company's Virginia facility and to improve manufacturing efficiencies.

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

At March 31, 1998, the Company had long-term debt outstanding of $34.0 million; $10.0 million of industrial revenue bonds that bear interest at 8.25% and mature on October 1, 2008; $20.0 million in private placement debt with certain insurance companies at 8.01% due fiscal 2003; and $4.0 million under the Company's revolving credit facility.

On May 6, 1997, the Company announced that its Board of
Directors had authorized the purchase of up to five percent of the outstanding shares of its common stock during the next 24 months. The actual number of shares purchased, the timing of the purchases and the prices paid for the shares will be dependent upon future market conditions and cash flow needs of the Company. Funding for the purchases is expected to come from available working capital and existing borrowing facilities. The program includes no specific pricing nor timing targets and may be suspended at any time or terminated prior to completion. For the three months ended March 31, 1998, the Company purchased 118,000 shares of its stock for approximately $1.2 million. For the nine months ended March 31, 1998, the Company purchased 594,000 shares for approximately $6.5 million.

The Company also purchases Company common stock to fund its employee benefit programs. For the nine months ended March 31, 1998, the Company transferred shares with a cost of $2.6 million to the Company's employee benefit plans.

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

Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the forward starting swap agreement approximated $780,000 at March 31, 1998 (representing the amount the Company would have to pay to terminate the swap) and has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge.

The Company believes that cash flow from operations, existing cash and current unused balances under existing credit agreements will be sufficient to fund the Company's operations in fiscal 1998, as well as capital expenditures and share repurchases. Capital expenditures for the remainder of this fiscal year are currently estimated in the range of $7.0 to $12.0 million for increased production capacity, improved productivity, enhanced new product development and replacement equipment.

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

  * the consolidation of manufacturers in the ready-to-assemble furniture industry;

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


                       O'SULLIVAN INDUSTRIES HOLDINGS, INC.


Date:  May 8, 1998     By:  /s/ Daniel F. O'Sullivan
                            Chairman and
                            Chief Executive Officer

Date:  May 8, 1998     By:  /s/ Terry L. Crump
                            Executive Vice President
                            and Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)

