Form 10-K
period 1998-06-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1998-09-28
CIK 915354

SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES  EXCHANGE  ACT  OF  1934
For the fiscal year ended June 30, 1998

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _________________

Commission file number:  1-12754

                   O'SULLIVAN INDUSTRIES HOLDINGS, INC.
          (Exact name of registrant as specified in its charter)

Delaware       (State or other jurisdiction of incorporation or
               organization)
43-1659062     (I.R.S. Employer Identification No.)

        1900 Gulf Street, Lamar, Missouri         64759-1899
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (417) 682-3322

Securities registered pursuant to Section 12(b) of the Act:

Title of each class              Name of each exchange on which registered
-------------------              -----------------------------------------
Common Stock, par value                   New York Stock Exchange
$1.00 per share
Preferred Stock Purchase Rights           New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of September 15, 1998, 15,971,097 shares of common stock of O'Sullivan Industries Holdings, Inc. were outstanding, and the aggregate market value of the voting stock held by non-affiliates of O'Sullivan Industries Holdings, Inc. was $144,627,809, based on the New York Stock Exchange composite trading closing price and using the definition of beneficial ownership contained in Rule 16a-1(a)(2) promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers, some of whom may not be held to be affiliates upon judicial determination.

      Portions of the definitive proxy statement relating to the 1998 Annual Meeting of Stockholders of O'Sullivan Industries Holdings, Inc., which will be filed within 120 days of June 30, 1998, are incorporated by reference in Item 10, Item 11, Item 12 and Item 13 of Part III of this form.

                                  PART  I
                                  =======

ITEM 1.    BUSINESS

HISTORY AND OVERVIEW

      O'Sullivan Industries Holdings, Inc., a Delaware corporation, is a leading manufacturer of ready-to-assemble ("RTA") furniture in the United States. O'Sullivan Industries Holdings, Inc., together with its subsidiaries unless otherwise indicated, is called the "Company" or "O'Sullivan" in this report. The Company was incorporated in November 1993 and acquired O'Sullivan Industries, Inc. ("Industries") in February 1994, immediately prior to the sale of its common stock (the "Offerings") in a public offering by TE Electronics Inc. ("TE"), a subsidiary of Tandy Corporation ("Tandy"). Prior to the Offerings, Industries operated as a wholly owned subsidiary of TE. Subsequent to the Offerings, neither Tandy nor TE has had any continuing ownership interest in the Company.

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

      The Company engages in one industry segment: the design, manufacture and sale of RTA furniture.

THE RTA FURNITURE INDUSTRY

      RTA furniture is purchased in component form and then assembled by the consumer. RTA furniture is sold at generally lower price points than assembled furniture. Most RTA furniture is sold through office superstores, discount mass merchants, mass merchants (department stores and catalog showrooms), home centers, electronics retailers, furniture stores, original equipment manufacturers ("OEM") and internationally.

      O'Sullivan manufactures RTA furniture in a number of steps. First, paper, vinyl or other materials are laminated to particle board or fiberboard. Then, generally, the board is cut to size. The parts are then processed over one or more lines to drill holes in the proper places and to contour edges to the proper shapes and cover the edges with edgebanding or foil material. Parts may be embossed with a pattern or routed into the proper shape. Each component of a unit may undergo different processing steps as needed to meet the specifications for the component. Therefore, not all parts of a particular product are manufactured on a single production line. After parts for a product are manufactured, the Company packs the parts in a box together with the assembly instructions and purchased items such as hardware, knobs and other detail pieces for the unit.

PRODUCTS

      The Company's products can be divided into several categories, including home office, office and computer, electronics and home decor furniture.

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

      The Company has developed a diverse and extensive customer base. O'Sullivan's top 50 customers comprised approximately 95% of its sales in fiscal 1998. O'Sullivan groups most of its customers into eight major categories: office superstores, discount mass merchants, mass merchants (department stores and catalog showrooms), home centers, electronics retailers, furniture stores, OEM and international.

      The Company's products are sold throughout the United States and in Canada, Mexico, Great Britain and other countries. Export sales were $27.9 million, $22.5 million and $17.9 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998 and 1997, international sales increased because of the success of the Company's United Kingdom operations and the growth of international office superstores. Fiscal 1998 sales to the Middle East also increased, and sales to Mexico began to recover. In fiscal 1996, export sales increased primarily due to increased sales in international markets of close-out merchandise.

      OfficeMax, Inc. and Office Depot, Inc. accounted for approximately 20.1% and 11.6%, respectively, of O'Sullivan's sales in fiscal 1998. The Company's top five customers accounted for approximately 58% of its sales during the same period. The loss of, or significant reductions in orders from, any of these five customers could have a material adverse effect on the Company.

      As is customary in the RTA furniture industry, O'Sullivan does not have long-term supply contracts with any of its customers. The Company has entered into supply contracts with certain OEM customers, but these contracts have simply provided for the delivery of a specified quantity of goods in accordance with a specified price formula, and have not had a term in excess of one year.

      MARKETING AND DISTRIBUTION.   The Company's field sales organization
consists of independent sales representative organizations and in-house sales managers. Also, in-house sales personnel deal directly with certain major customers. The sales managers supervise the independent sales representatives and manage the Company's relationship with certain of its customers.

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

PRODUCT DESIGN AND DEVELOPMENT

      The Company continually introduces new or redesigned products to appeal to changing consumer tastes and to satisfy customer needs. In-house furniture designers develop product ideas in conjunction with the Company's marketing personnel and customers. The Company then produces full-scale prototypes. The prototypes are displayed at High Point and other trade shows or otherwise shown to customers to measure customer interest. If the Company determines that a product will be successful, it commences production. In addition, O'Sullivan sometimes develops a specific product at the request of a customer. The Company expended approximately
$0.9 million, $0.7 million and $0.8 million for product design and development during fiscal 1998, 1997 and 1996, respectively.

MANUFACTURING

      The Company manufactures its products in three facilities. The Lamar, Missouri facility began production in 1965. The South Boston, Virginia facility was opened in 1989. The Cedar City, Utah facility phased in production in the spring of 1995.

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

      During fiscal 1996, the average purchase price for raw materials decreased slightly from the high prices experienced in fiscal 1995, lowering the costs of materials as a percent of cost of goods sold, particularly in the last three quarters. In fiscal 1997, price declines continued, and the lower material costs contributed significantly to the increases in the Company's gross margins and results of operations. During fiscal 1998 overall raw materials prices declined slightly. Projections for fiscal 1999 are not currently indicating significant price changes in raw materials; however, there can be no assurance that these projections will be accurate, particularly in the latter quarters of fiscal 1999 or beyond. The demand for raw materials may increase, which could result in higher prices. There can be no assurance that the Company will be able to increase its sales prices sufficiently or lower manufacturing costs to offset any cost increases or to maintain its margins.

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

COMPETITION

      The residential furniture market is very competitive and includes a large number of both domestic and foreign manufacturers. These manufacturers include not only RTA furniture manufacturers, but also manufacturers of assembled furniture. Although a large number of companies manufacture RTA furniture in a highly competitive market, the top five RTA furniture manufacturers account for roughly 65% of the domestic market. Certain of the Company's competitors in the residential furniture market have greater sales volumes and greater financial resources than the Company.

      The Company and certain of its competitors continue to increase their production capacity significantly as the market for RTA furniture has grown. In fiscal 1996 these increases in capacity created some surplus in production capacity in the RTA furniture industry. This extra capacity heightened competition in the industry and pressured the Company's sales margins in fiscal 1996 through increased price competition. Excess capacity also decreased overhead absorption because the Company's plants operated at less than full capacity. The current increases in production capacity could again cause excess capacity and heightened competition if anticipated sales increases do not materialize. This could again adversely affect the Company's margins and results of operations.

      Competition in the RTA furniture industry occurs principally (but not necessarily in order of importance) in the areas of style, price, quality, functionality, customer service and design.

SEASONALITY

      The Company generally experiences a somewhat higher level of sales in the first and second quarters of the fiscal year in anticipation of the back-to-school and holiday selling seasons.

WORKING CAPITAL

      The Company maintains a significant level of finished goods inventory to meet the rapid delivery requirements of its customers. During fiscal 1998 inventories increased $2.6 million to accommodate an additional $17.9 million in sales. The other major component of the Company's current assets is accounts receivable, which results from the Company's selling its products on credit terms negotiated between the Company and each of its customers.

      BUSINESS AND CREDIT RISK CONCENTRATIONS. The largest five customer accounts receivable balances accounted for approximately 62% of the Company's trade receivables balance at June 30, 1998. The Company's products are sold primarily through large chains of retail stores, including office superstores, discount mass merchants, mass merchants (department stores and catalog showrooms), home centers, electronics superstores, furniture stores and OEM. Credit is extended to these customers based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is primarily dependent on each customer's financial condition. Therefore, the Company would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations. The Company maintains certain limited credit insurance which helps reduce, but not eliminate, exposure to potential credit losses. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

      The Company has had to absorb large losses in the past, such as the bankruptcy and subsequent liquidation of Best Products Co., Inc. in fiscal 1997 and the Chapter 11 bankruptcy filing of Montgomery Ward & Co. in July
1997.   In addition, if a large customer of the Company files bankruptcy, the Company may see reduced or no sales to that customer as a result of the reorganization or liquidation of the bankrupt company. The Company may not be able to replace the lost sales immediately.

EMPLOYEES

      As of June 30, 1998, the Company had approximately 2,350 employees, 69% of whom were located in Lamar. None of O'Sullivan's employees are represented by a labor union. The Company believes that its work force is relatively stable when compared with furniture industry standards. Over 900 of its employees have been with the Company for more than eight years as of June 30, 1998. The Company believes that it has good relations with its employees.

PATENTS AND TRADEMARKS

      The Company has a United States trademark registration and international trademark registrations or applications for the use of the O'Sullivan(R) name on furniture. The Company believes that the O'Sullivan name and trademark are well-recognized and associated with high quality by both its customers and consumers. The Company's products are sold under a variety of trademarks in addition to O'Sullivan, some of which are registered trademarks. These trademarks include Carmel Valley(R), the Cockpit(R), PowerBay(TM), Durafin(R), Intelligent Designs(R), Quick Fit(TM) and Armortop(TM). The Company does not believe that the other trademarks it owns enjoy the same level of recognition as the O'Sullivan trademark, or that the loss of the right to use any one of these other trademarks would be material to its business. The Company holds a number of patents and licenses, none of which are individually considered material to its business.

ENVIRONMENTAL AND SAFETY REGULATIONS

      Extensive federal, state and local laws, regulations and ordinances relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment regulate the Company's operations. Certain of the Company's operations require permits, which are subject to revocation, modification and renewal by governmental authorities.


      Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunction or both. Compliance with these regulations has not in the past had a material effect on the Company's earnings, capital expenditures or competitive position. The Company anticipates increased federal and state environmental regulations affecting it as a manufacturer, particularly regarding emissions and the use of certain materials in the production process. In particular, regulations to be issued under the Clean Air Act Amendments of 1990 likely will subject the Company to new standards regulating emissions of certain air pollutants from wood furniture manufacturing operations. The Company cannot at this time estimate the impact of these new standards on the Company's operations, future capital expenditure requirements or the cost of compliance. The Company has applied for air emission permits under Title V of the Clean Air Act Amendments of 1990.

      The Company's manufacturing process creates by-products such as sawdust and particle board flats. At the South Boston facility, this material is given to a recycler. At the Lamar facility, the material has been sent to a recycler and off-site disposal sites. Wood by-products generated at the Cedar City facility are shipped to a local landfill. The Company's by-product disposal costs were approximately $1,213,325, $953,000 and $850,000 for fiscal 1998, 1997 and 1996, respectively.

      The Company's manufacturing facilities ship waste products to various disposal sites. To the extent that such waste products include hazardous substances that could be discharged into the environment at such disposal sites or elsewhere, the Company is potentially subject to laws which provide for responses to, and liability for, releases of hazardous substances into the environment and liability for natural resource damages. One example of such laws is the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA").
Generally, liability under CERCLA is joint and several and is determined without regard to fault. In addition to CERCLA, similar state or other laws and regulations may impose the same or even broader liability for releases of hazardous substances. The Company has been designated as a potentially responsible party ("PRP") under one such state law, the Arkansas Remedial Action Trust Fund Act, in connection with the cost of cleaning up a disposal site in Diaz, Arkansas. The Company entered into a de minimis buyout agreement with certain other PRP's, pursuant to which it has contributed $2,000 to date toward cleanup costs. The agreement subjects de minimis PRP's to liability for additional contributions if cleanup costs exceed $9 million. In this event, the Company would be liable for an equitable share of the excess. Cleanup expenses have approached $9 million.
A plan has been approved by the state providing that groundwater at the site be monitored, but that no further remediation activities be undertaken. The monitoring activities should not require an assessment of the PRP's. The Company believes that amounts it may be required to pay in the future, if any, relating to this site will be immaterial.

      In July 1998, the Company received a notice from the federal Environmental Protection Agency ("EPA") alleging that certain reports had not been filed with federal, state and local authorities under CERCLA and the Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA") regarding emissions of formaldehyde from the Company's Lamar, Missouri plant. The Company has permits for all such emissions. The Company is investigating the allegations and has not determined whether to defend against the claim alleged in the notice or to seek a settlement of the matter with the EPA. The Company does not expect the EPA's claim will have a material adverse effect on the Company's business, results of operation or financial condition.

      The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and regulations thereunder. The Company believes that it is in substantial compliance with all such laws and regulations.


ITEM 2.    PROPERTIES

      The Company owns three manufacturing, warehouse and distribution facilities. The Lamar, Missouri facility, which also serves as the Company's headquarters, consists of approximately 1,094,000 square feet. The South Boston, Virginia facility has approximately 480,000 square feet, and the Cedar City, Utah facility has approximately 530,000 square feet.

      The Company has minimal unused land at Lamar on which it could build new production or warehouse facilities. It does have excess land at South Boston and Cedar City which may be used for expansion.

      The Company also leases space for showrooms in High Point, North
Carolina and Bentonville, Arkansas.   It leases warehouse space in Lamar
and Neosho, Missouri and South Boston, Virginia.

      The Company's Canadian operations are in a leased facility in Markham, Ontario. The Company's United Kingdom operations are in a leased facility in Oxfordshire.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company during the quarter ended June 30, 1998.

EXECUTIVE OFFICERS

      The Company's executive officers, and their ages and positions with the Company as of September 1, 1998, are as follows:

                              Officer
                              Since
Name                      Age <F1>     Position(s)
-----------------------   --- -------- ----------------------------------
Daniel F. O'Sullivan      57  1969     Chairman of the Board and
                                       Chief Executive Officer
Richard D. Davidson       50  1996     President and Chief Operating
                                       Officer and Director
Tyrone E. Riegel          55  1969     Executive Vice President
                                       and Director
Terry L. Crump            48  1996     Executive Vice President
                                       and Chief Financial Officer
Thomas M. O'Sullivan, Jr. 43  1993     Vice President-Sales
Rowland H. Geddie, III    44  1993     Vice President, General
                                       Counsel and Secretary
E. Thomas Riegel          54  1993     Vice President-Strategic
                                       Operations
James C. Hillman          53  1973     Vice President-Human Resources
Michael P. O'Sullivan     39  1995     Vice President-Marketing

---------------
<F1>
Includes officer positions held with Industries.


      Daniel F. O'Sullivan was named President, Chief Executive Officer and a Director of the Company in November 1993 and became Chairman of the Board in December 1993. He relinquished the position of President of the Company in July 1996. He served as President of Industries from 1986 until July 1996, and was appointed Chairman of the Board and Chief Executive Officer in 1994. He also serves as Chairman of the Board and Chief Executive Officer of O'Sullivan - Virginia. Mr. O'Sullivan has been employed by the Company since September 1962. In August 1998,
Mr. O'Sullivan announced he would retire as Chairman and Chief Executive Officer of the Company effective when the Board completes its search for his replacement.

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



                                  PART II
                                  =======

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

      The Company's common stock is traded on the New York Stock Exchange under the symbol "OSU". The following table sets forth the high and low sale prices of the Company's common stock, as reported on the New York Stock Exchange, for the periods indicated:


             Fiscal 1998 Quarter Ended         High      Low
             --------------------------       ------    -----

                      June 30, 1998            $16.44   $12.44
                     March 31, 1998            $12.94    $9.38
                    December 31, 1997          $14.00    $9.25
                   September 30, 1997          $16.44   $11.75


                Fiscal 1998 Quarter Ended       High       Low
               --------------------------      ------    ------

                      June 30, 1997            $16.63   $12.50
                     March 31, 1997            $14.75   $10.50
                    December 31, 1996          $14.00    $8.63
                   September 30, 1996           $9.75    $6.88


      As of September 8, 1998, there were approximately 895 stockholders of record. No dividends have been paid or declared subsequent to the closing of the Offerings on February 2, 1994.

      The Company currently intends to retain all earnings to finance the development of its operations and to repurchase a portion of its outstanding common stock. The Company does not anticipate paying cash dividends on its shares of common stock in the near future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including but not limited to the Company's results of operations, financial condition, business opportunities and capital requirements. The payment of dividends is subject to the requirements of Delaware law, as well as restrictive financial covenants in its debt agreements. In addition, the Company's revolving credit facility with a bank has provisions specifying certain limitations on dividends, investments and future indebtedness. At June 30, 1998, the Company was in compliance with such covenants.

ITEM 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

      The selected historical consolidated results of operations and balance sheet data for the five years ended June 30, 1998 are derived from the Company's audited financial statements. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included on the following pages.

                                           Year Ended June 30,
                             --------------------------------------------
                             1998      1997      1996      1995      1994
                             ----      ----      ----      ----      ----
                                 (in thousands, except per share data)
Earnings Data:
Net sales                  $339,407  $321,490  $291,766  $269,306  $270,729
Cost of sales              $244,086   230,578   229,262   208,176   200,930
                            -------   -------   -------   -------   -------
Gross profit                 95,321    90,912    62,504    61,130    69,799
Selling, marketing and
 administrative expenses     69,212    62,137    52,691    45,489    45,291
Restructuring charge              -         -     5,212         -         -
                            -------   -------   -------   -------   -------
Operating income             26,109    28,775     4,601    15,641    24,508
Interest expense,net          2,468     2,327     3,831     2,382     1,286
                            -------   -------   -------   -------   -------
Income before income
 taxes and cumulative
 effect of change in
 accounting principle        23,641    26,448       770    13,259    23,222
Income tax provision          8,742    10,050       433     5,038     9,128
                            -------   -------   -------   -------   -------
Income before
 cumulative effect of
 change in accounting
 principle                   14,899    16,398       337     8,221    14,094
Cumulative effect
 of change in accounting
 principle <F1>                   -         -         -        -      2,025
                            -------   -------   -------   -------   -------
Net income                 $ 14,899  $ 16,398  $    337  $  8,221  $ 16,119
                           ========  ========  ========  ========  ========

Earnings per common share <F2> <F3>
 Basic                        $0.91     $0.98     $0.02     $0.49
 Diluted                      $0.89     $0.96     $0.02     $0.49
Weighted Average Shares Outstanding <F2> <F3>
 Basic                       16,339    16,786    16,820    16,820
 Diluted                     16,715    17,056    16,822    16,820

                                               June 30,
                             --------------------------------------------
                             1998      1997      1996      1995      1994
                             ----      ----      ----      ----      ----
                                             (in thousands)
Balance Sheet Data:
Working capital            $ 72,893  $ 82,045  $ 71,136  $ 86,058  $ 76,433
Total assets                250,314   232,607   212,317   228,477   197,204
Long-term debt               30,000    30,000    30,000    51,000    28,000
Stockholders' equity        163,670   156,790   141,615   140,624   132,756

---------------

<F1>
In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.
<F2>
Historical earnings per share are not presented for periods prior to July 1, 1994, as the historical capital structure of the Company prior to the Company's initial public offering is not comparable with the current capital structure.
<F3>
Effective for the year ended June 30, 1998, the Company adopted FAS 128, Earnings per Share. In accordance with FAS 128, the basic and diluted EPS and weighted average shares outstanding have been restated for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

      Net sales for fiscal 1998 increased $17.9 million, or 5.6%, to $339.4 million from $321.5 million for fiscal 1997. The average selling price per unit increased 13.1% in fiscal 1998, while the number of units sold decreased 5.9%, reflecting the growth in the office superstore channel, which sells products with higher average price points. Sales decreases in discount mass merchant, mass merchant (department store/catalog showroom), home improvement and original equipment manufacturer ("OEM") channels were more than offset by increased sales through the office superstore, regional mass merchants, electronics retailers and export channels. The sales increases mentioned above are the result of targeted sales efforts toward the regional retail chains, the addition of new customers in the electronics channel and the continued success of products in the office superstore channels. The decrease in the discount mass merchant channel is due to the volatile order pattern of a major mass merchant in the first half of fiscal 1998. The decrease in the mass merchant (department store/catalog showroom) channel reflects the bankruptcy of Best Products, Inc. in September 1996. The lower sales to the home improvement channel resulted from the decision of the largest home improvement company to discontinue carrying RTA furniture products other than storage products for the home. OEM sales continued the decline which began in fiscal 1995 because of a decreased emphasis on lower-margin OEM business.

      In September 1996, one of the Company's then-largest customers, Best Products Co., Inc., filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). It subsequently liquidated its assets and ceased doing business. Sales to Best Products in fiscal 1998 and 1997 were $0.0 and approximately $6.0 million, respectively.

      In July 1997, another large customer of the Company, Montgomery Ward & Co., filed for bankruptcy protection under Chapter 11. Montgomery Ward expects that it will be able to reorganize its operations under Chapter 11 protection and has continued to purchase products from the Company. Although sales to Montgomery Ward were down slightly in fiscal 1998, sales in the last two quarters have declined considerably when compared to last year. The level of purchases could decline further as a result of reorganization or otherwise.

      If Montgomery Ward or any other major customer ceases or substantially reduces its purchases from the Company, there can be no certainty that the Company will be able to replace these sales.

      The Company's gross margin increased to $95.3 million in fiscal 1998 from $90.9 million in fiscal 1997, but decreased slightly as a percentage of sales to 28.1% in fiscal 1998 from 28.3% in the prior year. The change in customer mix from discount mass merchant toward office superstores provided higher margins which were offset in fiscal 1998 by lost efficiencies due to the installation of new manufacturing software systems, the installation of new equipment and the related adaptation of manufacturing processes. While the software has now been fully installed, installation of manufacturing equipment continues in the South Boston, Virginia facility with an anticipated completion date of October 1998.

      Selling, marketing and administrative expenses were $69.2 million, or 20.4% of sales, and $62.1 million, or 19.3% of sales, respectively, in fiscal 1998 and 1997. The increase in selling, marketing and administrative expenses was due primarily to: (i) higher advertising costs associated with promotional efforts with certain customers; and (ii) higher outbound freight costs associated with the change in the freight program of a large customer. Fiscal 1997 expense included additional bad debt expenses for the bankruptcies of Montgomery Ward and Best Products, Inc., as noted more fully above.

      Interest expense increased by $0.2 million to $2.5 million in fiscal 1998. The increase was due primarily to lower cash balances this year due to increased capital expenditures and the stock repurchase program.

      The Company's effective tax rate for fiscal 1998 was 37.0%, down slightly from 38.0% in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

      Net sales for fiscal 1997 increased $29.7 million or 10.2%, to $321.5 million from $291.8 million for fiscal 1996. The average selling price per unit was virtually unchanged in fiscal 1997, with the additional sales revenue due to an increase in the number of units sold. Increased sales through the discount mass merchant channel accounted for the majority of the year-to-year sales increase. The Company also experienced healthy gains in the office products and export channels offset by decreased sales through the catalog showroom, OEM and furniture/specialty distribution channels. The sales decrease in the mass merchant channel was due to the bankruptcy of Best Products Co., Inc. in September 1996. OEM sales continued the decline which began in fiscal 1995 because of a lack of emphasis on lower-margin OEM business.

      As noted above, one of the Company's largest customers, Best
Products Co., Inc., filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in September 1996. It subsequently liquidated its assets and ceased doing business. Sales to Best Products in fiscal 1997 and 1996 approximated $6 million and $20 million, respectively.

      In July 1997, another large customer of the Company, Montgomery
Ward & Co., filed for bankruptcy protection under Chapter 11. Montgomery Ward subsequently announced that it closed its Lechmere stores and Electric Avenue outlets. The Lechmere and Electric Avenue stores sold ready-to-assemble furniture. The Company recorded fiscal 1997 sales to Lechmere approximating $1.7 million but had no direct sales to Electric Avenue.

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

      Selling, marketing and administrative expenses were $62.1 million or 19.3% of sales, and $52.7 million or 18.1% of sales, respectively, in fiscal 1997 and 1996. The increase in selling, marketing and administrative expenses, as a percentage of sales, is due primarily to:
(i) higher bad debt expense associated with the bankruptcies discussed above; (ii) increased profit sharing and incentive compensation costs associated with the Company's improved financial results; and
(iii) increased salaries and wages due to additional management, marketing and MIS staff.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, the Company had cash and cash equivalents amounting to $1.8 million and net working capital of $72.9 million compared to cash and cash equivalents of $7.0 million and working capital of $82.0 million at June 30, 1997. The $9.1 million decrease in net working capital was attributable to decreased cash balances, increased accounts payable and the addition of the current portion of long-term debt offset by increased investments in receivables and inventories due to higher sales levels and a decrease in income taxes payable.

      Cash provided by operating activities for fiscal 1998 amounted to $27.2 million compared to $23.5 million in the comparable year period. Although the Company had lower net income in the current year, cash flows from operations increased primarily because of increased depreciation and amortization expense, smaller increases in receivables and inventory and increased payables for the current year over the prior year. The cash flow provided by operating activities, cash on hand and borrowings under the revolving credit line were used primarily to fund capital expenditures and the repurchase of stock used for the stock repurchase program and employee benefit plans.

      At June 30, 1998, the Company had outstanding long-term debt of $30.0 million. The Company issued $20.0 million of its 8.01% notes in a 1995 private placement to certain insurance companies. The notes are payable in $4.0 million increments from fiscal 1999 to fiscal 2003; accordingly, $16.0 million of the debt is classified as long-term and $4.0 million is classified as current portion of long-term debt. A subsidiary of the Company is the obligor on $10.0 million of 8.25% industrial development revenue bonds ("IRB's") that mature on October 1, 2008. The Company intends to refinance these bonds with new, ten-year IRB's in October 1998. The remainder of the Company's long-term debt is $4.0 million borrowed under the Company's revolving credit facility.

      The Company has an unsecured $25.0 million revolving credit facility with a bank that expires on February 28, 2000. As of June 30, 1998, there were $4.0 million in borrowings under the revolving line of credit. The Credit Facility also includes a $10.8 million standby letter of credit established in favor of Tandy Corporation ("Tandy"). The letter of credit indemnifies Tandy from its obligations as guarantor of the $10.0 million of IRB's for which a subsidiary of the Company is the obligor. Tandy can draw against the standby letter of credit only in the event that it must pay any amounts with respect to the bonds.

      The Credit Facility has several financial ratio covenants including the maintenance of a minimum working capital ratio and a minimum net worth. In addition, the Credit Facility has provisions specifying certain limitations on dividends, investments and future indebtedness. The Company is currently in compliance with all of its debt agreements.

      On May 6, 1997, the Board of Directors authorized the purchase of up to five percent of the outstanding shares of its common stock during the next 24 months. Funding for the purchases is expected to come from available working capital and existing borrowing facilities. The program includes no specific pricing or timing targets and may be suspended at any time or terminated prior to completion. As of June 30, 1998, the Company had purchased approximately 738,000 shares of its common stock for approximately $8,351,000.

      The Company also purchases common stock for its employee benefit programs. For the fiscal year, the Company purchased approximately $3.6 million in stock and transferred $3.2 million, at cost, to its employee benefit plans.

      Derivative financial instruments are utilized by the Company to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997 the Company entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the agreement is October 1, 1998 and the termination date is October 1, 2008. The Company has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The Company has the ability and intent to call its existing $10.0 million of 8.25% IRB's commencing October 1998 at a redemption price of 103%, which will result in an extraordinary charge, net of tax, of approximately
$0.2 million. The bonds will be refinanced at the then existing interest rates. Accordingly, the swap has the effect of hedging the Company against an increase in interest rates prior to the first opportunity to refinance these bonds. Management has designated this swap as a hedge of the future interest rate exposure of refinancing these bonds.

      Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the forward starting swap agreement approximated $948,000 at June 30, 1998 (representing the amount the Company would have to pay to terminate the swap) and has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge.

      The Company believes that cash flow from operations, along with current unused balances under existing credit agreements, will be sufficient to fund the Company's operations in fiscal 1999, including the stock repurchase program and capital expenditures, which are currently estimated at approximately $25.0 million to increase production capacity, improve productivity, enhance new product development efforts and for replacement equipment. The Company invested $28.4 million in capital expenditures during fiscal 1998 for new machinery and equipment and the installation of new management systems and related hardware and software.

YEAR 2000 COMPLIANCE

      Almost all companies must address whether their computer systems and applications will recognize and process dates after December 31, 1999. In prior years, many computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change of the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken.

      In fiscal 1998, the Company completed final rollout of an enterprise software package to support the Company's expanded sales and multiple plant and warehouse locations. With the exception of two ancillary modules, the vendor of the software package states the package is year 2000 compliant. The Company has identified one other software program that is not year 2000 compliant. The Company expects to install and test upgrades to all three non-compliant programs by April 30, 1999.

      The Company is in the process of testing its computer systems to verify that software and hardware can process dates after December 31, 1999. This testing will continue. In addition, during the first half of fiscal 1999, the Company will begin testing its electronic communications with certain of its customers to ensure that order, shipping and invoicing data for dates after December 31, 1999 can be processed. This testing and verification is expected to continue.

      The Company's ability to produce its product is dependent upon timely receipt of raw materials. Accordingly, the Company has requested its suppliers to provide information regarding their efforts to address year 2000 compliance issues. Every major supplier responded that it has evaluated and addressed its year 2000 compliance issues or is in the process of doing so. If a major supplier does not resolve its year 2000 compliance issues and is unable to provide the Company with timely deliveries of quality product after 1999, the Company expects to locate and use alternative suppliers, although it is possible that it may be unable to do so, or may be able to do so only at increased expense.

      In addition, the Company has reviewed remaining critical business systems and is in the process of reviewing its computerized machinery and equipment for year 2000 compliance issues. As deficiencies are discovered, a plan to remedy the deficiency is crafted and implemented. The review of machinery and equipment is expected to be complete by December 31, 1998. The Company expects that aggregate amounts expended to resolve year 2000 issues will not be material.

      The Company expects to complete implementation of computer systems that are year 2000 compliant in fiscal 1999. However, this expectation is subject to uncertainties. For example, if the Company does not identify or fix all year 2000 problems in critical operations, the Company's results of operations or financial condition could be materially impacted. The Company's results could also be hurt if a major supplier or customer is unable to supply raw materials or receive the Company's product.

MARKET RISK

      The Company's market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to the Company's policies, natural hedging techniques and derivative financial instruments may be utilized to reduce the impact of adverse changes in market prices. The Company does not hold or issue derivative instruments for trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions.

      The Company has market risk in interest rate exposure, primarily in the United States. The Company manages interest rate exposure through its conservative debt ratio target and its mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions, and, for qualifying hedges, the interest differential of swaps is included in interest expense. The Company believes that its foreign exchange risk is not material.

      Due to the nature of its product lines, the Company has material sensitivity to certain commodities. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts. A one percent change in these commodity prices would affect the earnings of the Company by approximately $0.6 million.

SEASONALITY AND INFLATION

      The Company generally experiences a somewhat higher level of sales in the first and second quarters of the fiscal year in anticipation of the back-to-school and holiday selling seasons.

      The Company is dependent upon outside suppliers for all of its raw material needs and, therefore, is subject to fluctuations in prices of raw materials. In particular, the Company's results of operations were affected significantly in fiscal 1995 by higher prices of particle board, fiberboard and paper products. The Company had limited success in minimizing the effect of these cost increases through improvements in production, pricing and product redesign. During fiscal 1996, the average purchase price for raw materials declined slightly, with additional price decreases in 1997 and 1998. However, there can be no assurance that these trends will continue. The demand for raw materials may increase, which could result in higher prices. There can be no assurance that the Company will be able to increase its prices or reduce its production costs sufficiently to offset any cost increases or to maintain its margins.

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

      The Company and Tandy made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of the Company's assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by Tandy. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by the Company. Pursuant to the Tax Agreement, the Company pays Tandy an amount that approximates the federal tax benefit expected to be realized with respect to such additional basis. Amounts payable to Tandy pursuant to the Tax Agreement are recorded as current federal income tax expense in the accompanying consolidated statements of operations. Income tax expense thus approximated the amount which would be recognized by the Company in the absence of the Tax Agreement. Although the amount of the payment required to be made in a particular year under the Tax Agreement may differ somewhat from the difference in that tax year between the Company's actual taxes and the taxes that the Company would have owed had the increase in basis not occurred, the aggregate amount of payments required to be made by the Company to Tandy over the life of the Tax Agreement will not differ materially from the difference over the life of the Tax Agreement between the Company's actual taxes and the amount of taxes that the Company would have owed had the increase in basis not occurred. Consequently, such payments should have no effect on the Company's earnings and should not have a material effect on its cash flow. The Tax Agreement provides for adjustments to the amount of tax benefit payable in the event of certain material transactions, such as a business combination or significant disposition of assets. During fiscal 1998, 1997 and 1996, $11.7 million, $6.0 million and $0.0 million, respectively, were paid to Tandy under the Tax Agreement.

FORWARD LOOKING INFORMATION

      Certain portions of this Report, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operation and the Notes to the Consolidated Financial Statements in Part II of this report and the portions of Item 1 in Part I captioned "Raw Materials," "Competition," "Working Capital Business and Credit Risk Concentrations" and "Environmental and Safety Regulations" contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate" or "plan." Important factors could cause results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things:

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

  * failure by the Company or a major supplier or vendor to identify and remedy all critical year 2000 compliance issues;

  * pending or new litigation or governmental regulations;

and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's
Management's Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Immediately following are the report of independent accountants, the consolidated balance sheets of O'Sullivan Industries Holdings, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the three year period ended June 30, 1998, and the notes thereto.

                               (Letterhead)
                        PricewaterhouseCoopers LLP
                         1850 City Center Tower II
                            301 Commerce Street
                            Fort Worth TX 76102
                         Telephone (817) 870 5500



REPORT  OF  INDEPENDENT  ACCOUNTANTS

August 17, 1998

To the Board of Directors and Stockholders of O'Sullivan Industries Holdings, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of O'Sullivan Industries Holdings, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended
June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

           O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and June 30, 1997
                   (in thousands, except for share data)

        Assets:                                   1998        1997
        ------                                    ----        ----
Current assets:
 Cash and cash equivalents                     $  1,810    $  6,975
 Trade receivables, net of allowance for
    doubtful accounts of $2,289 and $3,158,
    respectively                                 61,548      58,661
 Inventories:
    Finished merchandise                         26,892      29,840
    Work in process                               6,835       4,224
    Raw materials                                13,000      10,094
                                                -------     -------
                                                 46,727      44,158
 Prepaid expenses and other current assets        3,762       3,134
                                                -------     -------
    Total current assets                        113,847     112,928
                                                -------     -------
Property, plant and equipment, at cost:
 Land                                             1,034       1,034
 Buildings and improvements                      41,216      39,195
 Machinery and equipment                         92,950      72,290
 Construction in progress                        10,466       7,047
                                                -------     -------
                                                145,666     119,566
 Less accumulated depreciation and amortization (52,288)    (44,643)
                                                -------     -------
                                                 93,378      74,923
                                                -------     -------
Goodwill, net of accumulated amortization        43,089      44,756
                                                -------     -------
                                               $250,314    $232,607
                                                =======     =======
    Liabilities and Stockholders' Equity:
    ------------------------------------
Current liabilities:
 Accounts payable                              $ 14,031    $  7,234
 Current portion of long-term debt                4,000           -
 Accrued employee compensation                   11,467      10,527
 Accrued advertising                              9,402       7,482
 Accrued liabilities                              1,744       1,472
 Income taxes payable                               310       4,168
                                                -------     -------
         Total current liabilities               40,954      30,883
Long-term debt, less current maturities          30,000      30,000
Deferred income taxes                            15,690      14,934
                                                -------     -------
         Total liabilities                       86,644      75,817
Stockholders' equity:
 Preferred stock; $1.00 par value,
    20,000,000 shares authorized, none issued      -           -
 Common stock; $1.00 par value, 100,000,000
    shares authorized, 16,819,950 issued         16,820      16,820
 Additional paid-in capital                      87,809      87,955
 Foreign currency translation                       (36)         13
 Retained earnings                               68,317      53,418
                                                -------     -------
                                                172,910     158,206
 Less common stock in treasury at cost,
    798,231 shares in 1998;
    94,000 shares in 1997                         9,240       1,416
                                                -------     -------
         Total stockholders' equity             163,670     156,790
                                                -------     -------
Commitments and contingencies
 (Notes 2, 5, 6, 9 and 12)                      -------     -------
                                               $250,314    $232,607
                                                =======     =======

The accompanying notes are an integral part of these consolidated financial statements.


           O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended June 30, 1998, 1997 and 1996
                 (in thousands, except for per share data)


                                            1998       1997       1996
                                            ----       ----       ----
Net sales                                 $339,407   $321,490   $291,766
Costs and expenses:
  Cost of sales                            244,086    230,578    229,262
  Selling, marketing and administrative     69,212     62,137     52,691
  Restructuring charge                         -          -        5,212
  Interest, net                              2,468      2,327      3,831
                                           -------    -------    -------
                                           315,766    295,042    290,996
                                           -------    -------    -------
Income before income tax provision          23,641     26,448        770
Income tax provision                         8,742     10,050        433
                                           -------    -------    -------
Net income                                $ 14,899   $ 16,398   $    337
                                           =======    =======    =======

Earnings per common share:
  Basic                                   $   0.91   $   0.98   $   0.02
  Diluted                                 $   0.89   $   0.96   $   0.02
Weighted average common shares outstanding:
  Basic                                     16,339     16,786     16,820
  Diluted                                   16,715     17,056     16,821

The accompanying notes are an integral part of these consolidated financial statements.

           O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended June 30, 1998, 1997 and 1996
                              (in thousands)

                                                1998      1997     1996
                                                ----      ----     ----
Cash flows from operating activities:
  Net income                                  $ 14,899  $16,398  $   337
  Adjustments to reconcile net income to
     net cash provided by
     operating activities:
         Depreciation and amortization          11,560    9,960    9,235
         Bad debt expense                        1,581    3,178      675
         Loss on disposal of assets                 11      599        -
         Restructuring charge                        -        -    5,212
         Deferred income taxes                     414    1,000      157
         Employee option amortization              749      749        -
  Changes in current assets and liabilities:
     Trade receivables                          (4,468)  (8,269)  (3,355)
     Inventories                                (2,569)  (2,677)   7,364
     Other assets                                 (335)    (792)   1,945
     Accounts payable, accrued liabilities and
         income taxes payable                    5,367    3,366    3,775
                                               -------   ------   ------
         Net cash provided by
           operating activities                 27,209   23,512   25,345
                                               -------   ------   ------

Cash flows used for investing activities:
  Capital expenditures                         (28,359) (15,825)  (4,403)
                                                -------  -------  -------

Cash flows used for financing activities:
  Addition to (repayment of) long-term debt      4,000        -  (21,000)
  Purchase of common stock for treasury        (11,584)  (3,527)       -
  Exercise of stock options                        274        -        -
  Sale of common stock to employee
    benefit plans                                3,295    2,309        -
                                                ------   ------  -------
         Net cash flows used by
           financing activities                 (4,015)  (1,218) (21,000)
                                                ------   ------  -------
Net increase (decrease) in cash and
  cash equivalents                              (5,165)   6,469      (58)
Cash and cash equivalents, beginning of year     6,975      506      564
                                                ------   ------   ------
Cash and cash equivalents, end of year         $ 1,810  $ 6,975  $   506
                                                ======   ======   ======

Supplemental cash flow information:
  Interest paid                                  2,847    2,631    3,843
  Income taxes paid                             11,650    5,983   (1,145)

The accompanying notes are an integral part of these consolidated financial statements.

           O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For the years ended June 30, 1998, 1997 and 1996
                              (in thousands)

                             Preferred stock   Common stock   Additional
                             ---------------  ---------------  paid-in
                             Shares  Dollars  Shares  Dollars  capital
                             ------  -------  ------  ------- ----------
Balance, June 30, 1995            -  $     -  16,820  $16,820 $ 87,121
Net income
Foreign currency translation
Stock option calcellation,
  net of taxes of $342                                             636
                             ------  -------  ------  ------- --------
Balance, June 30, 1996            -  $     -  16,820  $16,820 $ 87,757
Net income
Foreign currency translation
Purchase of common stock
Sale of common stock                                               198
                             ------- -------- ------  ------- --------
Balance, June 30, 1997             - $      - 16,820  $16,820 $ 87,955
Net income
Foreign currency translation
Purchase of common stock
Exercise of stock options,
  net of tax benefit                                              (263)
Sale of common stock                                               117
                             ------- -------- ------  ------- --------
Balance, June 30, 1998             - $      - 16,820  $16,820 $ 87,809
                             ======= ======== ======  ======= ========

The accompanying notes are an integral part of these consolidated financial statements.

                             Foreign                    Treasury stock
                             currency       Retained   ----------------
                             translation    earnings   Shares   Dollars
                             -----------    --------   ------   -------
Balance, June 30, 1995       $        -     $ 36,683      -     $   -
Net income                                       337
Foreign currency translation         18
Stock option calcellation,
  net of taxes of $342
                              ---------      -------   ------    -------
Balance, June 30, 1996       $       18     $ 37,020      -     $   -
Net income                                    16,398
Foreign currency translation         (5)
Purchase of common stock                                (297)     (3,527)
Sale of common stock                                     203       2,111
                              ---------      -------   ------    -------
Balance, June 30, 1997       $       13     $ 53,418     (94)   $ (1,416)
Net income                                    14,899
Foreign currency translation        (49)
Purchase of common stock                                (999)    (11,584)
Exercise of stock options,
  net of tax benefit                                      38         582
Sale of common stock                                     257       3,178
                              ---------      -------   ------    -------
Balance, June 30, 1998       $      (36)    $ 68,317    (798)   $ (9,240)
                              =========      =======   ======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                                  Total
                                  stockholders'
                                  equity
                                  -------
Balance, June 30, 1995            $140,624
Net income                             337
Foreign currency translation            18
Stock option calcellation,
  net of taxes of $342                 636
                                   -------
Balance, June 30, 1996            $141,615
Net income                          16,398
Foreign currency translation            (5)
Purchase of common stock            (3,527)
Sale of common stock                 2,309
                                   -------
Balance, June 30, 1997            $156,790
Net income                          14,899
Foreign currency translation           (49)
Purchase of common stock           (11,584)
Exercise of stock options,
  net of tax benefit                   319
Sale of common stock                 3,295
                                   -------
Balance, June 30, 1998            $163,670
                                   =======

The accompanying notes are an integral part of these consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL INFORMATION

       O'Sullivan Industries Holdings, Inc., a Delaware corporation, is a domestic producer of ready-to-assemble ("RTA") furniture. O'Sullivan's RTA furniture includes desks, computer tables, cabinets, home entertainment centers, audio equipment racks, microwave oven carts and a wide variety of other RTA furniture for use in the home, office and home office. The products are distributed primarily through office superstores, discount mass merchants, mass merchants (department stores and catalog showrooms), home centers, electronics retailers, furniture stores, OEM and internationally.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated.

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

       CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less.

       BUSINESS AND CREDIT RISK CONCENTRATIONS: The largest five customer accounts receivable balances accounted for approximately 62% and 61% of the Company's trade receivable balance at June 30, 1998 and 1997, respectively. Credit is extended to customers based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition. Therefore, the Company would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations. The Company maintains certain limited credit insurance which helps reduce, but not eliminate, exposure to potential credit losses. In addition, the Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

       REVENUES: Revenue is recognized at the date of shipment of product to customers.

       INVENTORIES: Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

       PROPERTY, PLANT AND EQUIPMENT: Depreciation and amortization of property, plant and equipment are calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. The ranges of estimated useful lives are: buildings--30 to 40 years; machinery and equipment--3 to 10 years; leasehold improvements--the lesser of the life of the lease or asset. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses on disposal are recognized in the statement of operations. Depreciation and amortization expense was $9,893,000, $8,293,000 and $7,568,000 for fiscal 1998, 1997, and 1996, respectively, of which $8,200,000, $7,309,000 and $6,317,000, respectively, has been included in cost of sales.

       AMORTIZATION OF EXCESS PURCHASE PRICE OVER NET TANGIBLE ASSETS OF BUSINESSES ACQUIRED: Cost in excess of net assets acquired is amortized over a 40-year period using the straight-line method. Accumulated amortization at June 30, 1998 and 1997 approximated $24,752,000 and $23,085,000, respectively.

       IMPAIRMENT OF LONG-LIVED ASSETS: Long-lived assets (i.e., property, plant and equipment and goodwill) held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

       FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due primarily to the short-term nature of their maturities.

       ADVERTISING COSTS: Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 1998, 1997 and 1996 was $19,625,000, $15,248,000 and $12,961,000, respectively.

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

       EARNINGS PER SHARE: Effective for the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 replaces prior earnings per share ("EPS") reporting requirements and requires the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price of common stock during the period exceeds the exercise price of the options. In accordance with FAS 128, the basic and diluted EPS and average weighted shares outstanding have been restated for all periods presented.

       The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:

                                             For the year ended June 30,
                                             ---------------------------
                                               1998     1997    1996
                                               ----     ----    ----
                                                    (in thousands)
Income available to common stockholders
    (numerator)                              $14,899  $16,398 $   337
                                              ======   ======  ======
Weighted average shares outstanding
    (basic EPS denominator)                   16,339   16,786  16,820
Effect of dilutive stock options                 376      270       1
                                              ------   ------  ------
Weighted average shares,
    plus assumed conversions
    (diluted EPS denominator)                 16,715   17,056  16,821
                                              ======   ======  ======

Options to purchase 370,000 additional shares of common stock at prices ranging from $13.13 to $16.09 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares, and thus the effect would have been antidilutive.

       ACCOUNTING FOR STOCK-BASED COMPENSATION: The Company accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. See
Note 7.

       STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and No. 131, Disclosures About Segments of an Enterprise and Related Information ("FAS 130" and "FAS 131", respectively). FAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. The net change in market value of the interest rate swap during fiscal 1998 was approximately $529,000, net of taxes, and will be shown as a component of comprehensive income. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Implementation of FAS 131 is not expected to have a material effect on the financial statements.

       In June 1998, the FASB issued Financial Accounting Standards
No. 133, Accounting for Derivative Instruments and Hedging Activities
("FAS 133"). This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its intended use and designation. Gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction will initially be reported as a component of comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on all other forms or derivatives will be recognized in earnings in the period of change. The Company will adopt FAS 130 effective July 1, 1998, and FAS 131 and 133 effective July 1, 1999.

       RECLASSIFICATIONS: Certain items in the prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3 - RESTRUCTURING CHARGE

       In March 1996, the Company adopted a business restructuring plan to cut costs and better utilize working capital. The plan included the discontinuance of certain product lines which had received marginal acceptance in the marketplace, costs associated with the initial training of terminated employees at the Company's Utah facility and the modification of the business structure of an international division. A pre-tax charge of $5.2 million was recognized in the third quarter of fiscal 1996 related to the restructuring plan. The components of the restructuring charge and an analysis of the amounts charged against the reserve are outlined in the table below:

                                        Charges           Charges
                                        through  Balance  through  Balance
       Restructuring Charges   Original June 30, June 30, June 30, June 30,
           (in thousands)      Reserve    1996     1996     1997   1997
       ----------------------  -------- -------  -------- -------- --------

Discontinued product lines <F1>   $4,155  $(4,117)   $ 38   $ (38)   $    -
Initial training costs of
   terminated employees <F2>         387     (387)      -        -        -
Impairment of fixed assets <F3>      274     (274)      -        -        -
Modification costs of
   international division <F4>       396     (121)    275    (275)        -
                                   -----    ------    ---    -----    -----
Total                             $5,212  $(4,899)   $313   $(313)   $    -
                                   =====    ======    ===    =====    =====
------------

<F1>
Relates to certain product lines that were discontinued and the remaining inventory was written down to net realizable value.
<F2>
Certain manufacturing employees were terminated at the Utah facility and the costs associated with the initial training of these employees was written off.
<F3>
Represents the write off of certain machinery that was used to manufacture the discontinued product lines.
<F4>
Represents the cost to modify the business structure of an international division.


      Proceeds from the disposal of discontinued inventory approximated $1.5 million and was received in fiscal 1997. The restructuring charge has been included as a separate line item in the accompanying consolidated statement of operations and consolidated statement of cash flows.

NOTE 4 - DISPOSITION OF FIXED ASSETS

      In fiscal 1997, the Company disposed of certain machinery and tooling with a net book value of $743,000 for aggregate proceeds of $46,000 and a note receivable of $98,000, realizing a loss of $599,000, which has been primarily classified as cost of sales in the accompanying consolidated statement of operations.

NOTE 5 - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

                                                        June 30,
                                                ---------------------
                                                  1998          1997
                                                  ----          ----
                                                    (in thousands)
Variable-rate revolving credit agreement        $ 4,000       $     -
8.01% senior notes, due fiscal 1999 to 2003      20,000        20,000
8.25% industrial development revenue bonds,
  due fiscal 2009                                10,000        10,000
                                                 ------        ------
Total debt                                       34,000        30,000
Less current portion of 8.01% notes              (4,000)            -
                                                 ------        ------
Total long-term debt                            $30,000       $30,000
                                                 ======        ======

       At June 30, 1998, the Company had outstanding long-term debt of $30.0 million. The Company issued $20.0 million of its 8.01% notes in a 1995 private placement to certain insurance companies. The notes are payable in $4.0 million increments from fiscal 1999 to fiscal 2003; accordingly, $16.0 million of the debt is classified as long-term and $4.0 is classified as current portion of long-term debt. A subsidiary of the Company is the obligor on $10.0 million of 8.25% industrial development revenue bonds ("IRB's") that mature on October 1, 2008. The Company intends to refinance these bonds with new, ten-year IRB's in October 1998. The remainder of the Company's long-term debt is $4.0 million borrowed under the Company's revolving credit facility.

       The Company has a Credit Agreement with a bank. The Credit Agreement includes a $25.0 million revolving line of credit and a $10.8 million standby letter of credit indemnifying Tandy Corporation ("Tandy") from its obligations as guarantor of the $10.0 million industrial development revenue bonds for which the Company is the obligor. Tandy can draw against the standby letter of credit only in the event that it must pay any amounts with respect to the industrial development revenue bonds. As of June 30, 1998, there were $4.0 million in borrowings under the revolving line of credit at an average rate of 6.0%.

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

       Borrowings under the Credit Agreement accrue interest at varying rates based upon a Eurodollar based rate (6.0% at June 30, 1998) or the bank's prime lending rate (8.5% at June 30, 1998) and upon the Company's debt ratio. The Company must pay a commitment fee of 0.15% annually on the lending commitment. The obligation is paid quarterly. Amounts advanced under the Credit Agreement are due on February 28, 2000.

       In May 1995, the Company completed a private placement of $20 million principal amount of senior notes. Under the terms of the Note Purchase Agreements, the Company is required to meet certain financial ratio requirements, including a funded debt-to-earnings ratio requirement, a minimum net worth requirement and an earnings to fixed charges ratio requirement. This note is due in annual $4.0 million increments beginning May 15, 1999.

       At June 30, 1998, the Company was in compliance with all of its debt agreements.

       Interest on the 8.25% industrial development revenue bonds is paid semiannually. The loan is secured by the $10.8 million standby letter of credit under the Credit Agreement.

       Aggregate contractual principal payments for the next five fiscal years subsequent to June 30, 1998 are summarized as follows: 1999 - $4,000,000; 2000 - $8,000,000; 2001 - $4,000,000; 2002 - $4,000,000;
2003 - $4,000,000; and thereafter - $10,000,000.

       Consolidated interest expense was $2,468,000, $2,327,000, and $3,831,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

       Derivative financial instruments are utilized by the Company to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, the Company entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the agreement is October 1, 1998 and the termination date is October 1, 2008. The Company has contracted to pay a fixed rate of 7.13% and receive a floating interest rate (LIBOR) during the duration of the swap agreement. The Company has the ability and intent to call its existing $10.0 million of 8.25% industrial development revenue bonds in October 1998 at a redemption price of 103%. The bonds will be refinanced with an October 2008 due date at the then existing interest rates. Accordingly, the swap will have the effect of hedging the Company against an increase in interest rates prior to the first opportunity to refinance these bonds. Management has designated this swap as a hedge of the future interest rate exposure of refinancing these bonds.

       Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. The fair value of the forward starting swap agreement approximated $948,000 at June 30, 1998 (representing the amount the Company would have to pay to terminate the swap) and has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge.


NOTE 6 - INCOME TAXES

       The income tax provision consists of the following:

                         Year ended June 30,
                     -------------------------
                       1998     1997     1996
                       ----     ----     ----
                         (in thousands)
       Current:
          Federal   $  7,886  $  9,955  $  275
          State          442       473       1
                     -------   -------   -----
                       8,328    10,428     276
       Deferred          414      (378)    157
                     -------   -------   -----
                    $  8,742  $ 10,050  $  433
                     =======   =======   =====


       The following table reconciles the Company's federal corporate statutory rate and its effective income tax rate:

                                                 Year ended June 30,
                                             --------------------------
                                              1998     1997      1996
                                              ----     ----      ----
Statutory rate                               35.0%    35.0%      34.0%
State income taxes, net of federal benefit    1.7      1.7         -
Goodwill amortization                         1.3      1.2       39.2
Other, net                                   (1.0)     0.1      (17.0)
                                             ----     ----       ----
Effective tax rate                           37.0%    38.0%      56.2%
                                             ====     ====       ====

       The principal current and non-current deferred tax assets and liabilities consist of the following at June 30, 1998 and 1997:

                                                       June 30,
                                                  -----------------
                                                     1998     1997
                                                     ----     ----
Deferred tax assets:                                (in thousands)
-------------------
Inventories                                      $     -   $    336
Bad debt reserve                                      847     1,168
Insurance reserves                                    755       378
Accrued compensation                                  898       462
Other amounts expensed for financial
    reporting purposes not yet deducted for tax        93        63
                                                   ------    ------
                                                    2,593     2,407
Deferred tax liabilities:
------------------------
Depreciation and amortization                      15,690    15,067
Inventories                                            39         -
Prepaid and other                                     346       408
                                                  -------   -------
Total deferred tax liability                      (16,075)  (15,475)
                                                  -------   -------
      Net deferred tax liability                 $(13,482) $(13,068)
                                                  =======   =======
Reported as:
-----------
Current assets (included in prepaid expenses
     and other current assets)                   $  2,208  $  1,866
Noncurrent liabilities-deferred income taxes      (15,690)  (14,934)
                                                  -------   -------
      Net deferred tax liability                 $(13,482) $(13,068)
                                                  =======   =======

       In connection with the 1994 initial public offerings of the Company's common stock (the "Offerings"), Tandy Corporation ("Tandy"), TE Electronics Inc. and the Company entered into a Tax Sharing and Tax Benefit Reimbursement Agreement (the "Tax Agreement"). Pursuant to the Tax Agreement, Tandy is primarily responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to the Company for all periods ending on or prior to the date of consummation of the Offerings and for audit adjustments to such federal income and foreign income taxes. The Company is responsible for all other taxes owing with respect to the Company, including audit adjustments to state and local income and for franchise taxes.

       The Company and Tandy made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of the Company's assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by Tandy. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by the Company. Pursuant to the Tax Agreement, the Company pays Tandy an amount that approximates the federal tax benefit expected to be realized with respect to such additional basis. Amounts payable to Tandy pursuant to the Tax Sharing Agreement are recorded as current federal income tax expense in the accompanying consolidated statements of operations. Income tax expense thus approximates the amount which would be recognized by the Company in the absence of the Tax Agreement. Although the amount of the payment required to be made in a particular year under the Tax Agreement may differ somewhat from the difference in that tax year between the Company's actual taxes and the taxes that the Company would have owed had the increase in basis not occurred, the aggregate amount of payments required to be made by the Company to Tandy over the life of the Tax Agreement will not differ materially from the difference over the life of the Tax Agreement between the Company's actual taxes and the amount of taxes that the Company would have owed had the increase in basis not occurred. Consequently, such payments should have no effect on the Company's earnings and should not have a material effect on its cash flow. The Tax Agreement provides for adjustments to the amount of tax benefit payable in the event of certain material transactions, such as a business combination or significant disposition of assets. During fiscal 1998, 1997 and 1996, $11.7 million, $6.0 million and $0.0 million, respectively, were paid to Tandy pursuant to this agreement.

NOTE 7 - STOCK OPTIONS

       Under the Company's Amended and Restated 1994 Incentive Stock Plan (the "ISP"), designated officers, employees, employee directors and consultants of the Company are eligible to receive awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights ("SAR's"), restricted stock grants or performance awards. Annually, non-employee directors receive options to purchase 2,000 shares of common stock (increased from 1,000 shares beginning in fiscal 1998). The purchase price of common stock subject to an option shall not be less than the market value of the stock on the date of the grant and for a term not to exceed ten years. Pursuant to amendments to the ISP, an aggregate of 2,000,000 shares of common stock have been reserved for issuance under the Plan, no more than 300,000 of which may be awarded as restricted stock or performance awards. The Company has awarded restricted shares of common stock totaling 19,950 shares.

       During the first quarter of fiscal 1996, the Company canceled 1,150,500 options that had been granted in February 1994. Associated with these options, compensation expense of $690,300 was recognized during fiscal 1995. As part of the cancellation, the accumulated liability at June 30, 1995, approximating $636,000, net of taxes, was reclassified to additional paid-in capital.

       In July 1996, the Compensation Committee granted, subject to stockholder approval, options to purchase 625,250 shares of common stock to the Company's officers and other key employees. Depending on whether certain performance objectives were met, the options would become exercisable in one-third increments on each of the first three anniversaries of the date of the grant and would expire ten years after the date of the grant. To the extent performance objectives were not met, the options would become exercisable on August 10, 2003 and would expire September 10, 2003. As a result of the Company's performance in fiscal 1997, the options became exercisable over three years through fiscal 1999 and will expire in July 2006. The stockholders approved the grants in November 1996; accordingly, the Company will recognize compensation expense of approximately $2.2 million over the three year vesting period, which amount is based on the difference between the exercise price and the fair market value of common stock on the date of stockholder approval. The Company recognized compensation expense of $749,000 in each of fiscal 1998 and fiscal 1997 related to the granting of these options.

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

                             Summary of Stock Option Transactions
                                 (share amounts in thousands)

                        June 30, 1998     June 30, 1997     June 30, 1996
                      ----------------- ----------------  ----------------
                              Weighted          Weighted         Weighted
                              Average           Average          Average
                              Exercise          Exercise         Exercise
                      Shares  Price     Shares  Price     Shares Price
                      ------  --------  ------  --------  ------ --------

Outstanding at
  beginning of year   1,215   $ 7.61    324     $ 9.14     1,275  $18.37
Grants                  378    15.90    909       7.31       242    7.34
Exercised               (38)    7.13     (1)      7.50         -      -
Canceled                (11)    9.32    (17)      8.02    (1,193)  18.64
                      -----           -----                -----
Outstanding at
  end of year         1,544     9.77  1,215       7.61       324    9.14
                      =====           =====                =====
Exercisable at
  end of year           500     8.45    145      10.04        42    12.57
                      =====           =====                =====
Weighted average fair
  value of options
  granted during the
  year                        $ 7.95            $ 6.53             $ 4.04
                               =====             =====              =====


                    Options Outstanding           Options Exercisable
             ----------------------------------  ---------------------
             Shares       Weighted               Shares
             Outstanding  Average      Weighted  Exercisable  Weighted
Range of        at        Remaining    Average      at        Average
Exercise     6/30/98      Contractual  Exercise  6/30/98      Exercise
Prices       (000's)      Life         Price     (000's)      Price
----------   -----------  -----------  --------  -----------  --------
$ 6.19- 7.60   1,032      7.9 years    $ 7.22        383      $ 7.24
$ 7.61- 9.50       9      7.7 years      8.65          4        8.39
$ 9.51-11.40       1      9.6 years      9.75          -          -
$11.41-13.30     140      6.9 years     12.52        113       12.55
$13.31-15.20      10      9.2 years     13.38          -          -
$15.21-16.09     352      9.0 years     16.09          -          -
               -----                                 ---
$ 6.19-16.09   1,544      8.0 years    $ 9.77        500      $ 8.45
               =====                                 ===

       The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for options granted except as mentioned above. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1998 and fiscal 1997 in accordance with the provisions of FAS 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                  Year Ended June 30,
                                               -----------------------
                                                 1998     1997    1996
                                                 ----     ----    ----
                                                    (in thousands)
Net income                       As reported   $14,899  $16,398 $  337
                                 Pro forma      13,729   15,521    232

Basic earnings per share         As reported      0.91     0.98   0.02
                                 Pro forma        0.85     0.92   0.01

Diluted earnings per share       As reported      0.89     0.96   0.02
                                 Pro forma        0.84     0.92   0.01

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based upon the following assumptions: expected volatility of 37.56% to 51.16%; risk-free interest rate ranging from 5.39% to 6.73%; expected lives of 6 or 7 years and no expected dividend payments. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

       The effects of applying FAS 123 in this pro forma disclosure are not indicative of the impact on future years as the pro forma amounts above do not include the impact of stock option awards granted prior to fiscal 1996.

NOTE 8 - EMPLOYEE BENEFIT PLANS

       The Company maintains a stock purchase program that is available to most employees. The stock purchase program (the "SPP"), as amended, allows a maximum employee contribution of 5%, while the Company's matching contribution is 25%, 40% or 50% of the employee's contribution, depending on the length of the employee's participation in the program. The matching contributions to the stock purchase program were $0.7 million in fiscal 1998, $0.6 million in fiscal 1997 and $0.6 million in fiscal 1996.

       The Company also has a Savings and Profit Sharing Plan (the "Plan")
in which most employees are eligible to participate.  Under the savings or
Section 401(k) portion of the Plan, employees may contribute from 1% to 15% of their compensation (subject to certain limitations imposed by the Internal Revenue Code), and the Company makes matching contributions equal to 50% of the first 5% of eligible employee contributions. Under the profit sharing portion of the Plan, the Company may contribute annually an amount up to
7.5% of the Company's pre-tax earnings, subject to Board approval.
Employer matching contributions are invested in Company common stock.
Employer matching contributions vest immediately, while profit sharing contributions vest 100% when the employee has five years of service with
the Company.   For fiscal 1998 and 1997, the Company accrued approximately
$1.7 million and $2.0 million, respectively, for the profit sharing portion of the Plan. The matching contributions to the savings portion of the Plan was $0.7 million for fiscal 1998 and $0.6 million for fiscal 1997.

       Employees can direct the voting of Company common stock attributable to their SPP and Plan accounts.

       Effective July 1, 1997, the Company implemented its Deferred Compensation Plan (the "DCP"). The DCP is available to employees of the company deemed to be "highly compensated employees" pursuant to the Internal Revenue Code. The Company will make certain matching accruals to the accounts of participants. All amounts deferred or accrued under the terms of the plan represent unsecured obligations of the Company to the participants. Matching and profit sharing accruals under the DCP were not material in fiscal 1998.

NOTE 9 - TERMINATION PROTECTION AGREEMENTS

       The Company has entered into Termination Protection Agreements with its executive officers (collectively, the "Executives"). The Termination Protection Agreements, all of which are substantially similar, have initial terms of two years which automatically extend to successive one-year periods unless terminated by either party. If the employment of any of the Executives is terminated, with certain exceptions, within 24 months following a change in control, or in certain other instances in connection with a change in control, the Executives are entitled to receive certain cash payments, as well as the continuation of fringe benefits for a period of up to twelve months. Additionally, all benefits under the Savings and Profit Sharing Plan and the Deferred Compensation Plan vest, all restrictions on any outstanding incentive awards or shares of restricted common stock will lapse and such awards or shares will become fully vested, all outstanding stock options will become fully vested and immediately exercisable, and the Company will be required to purchase for cash, on demand made within 60 days following a change in control, any shares of unrestricted common stock and options for shares at the then current per-share fair market value. The Agreements as amended in February 1996 also provide one year of outplacement services for the Executive and that, if the Executive moves more than 20 miles from his primary residence in order to accept permanent employment within 36 months after leaving the Company, the Company will, upon request, repurchase the Executive's primary residence at a price determined in accordance with the Agreement.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

       The Company leases warehouse space, computers and certain other equipment under operating leases. As of June 30, 1998, minimum future lease payments for all noncancelable lease agreements were as follows (in thousands):

                         1999      $1,396
                         2000         723
                         2001         633
                         2002         348
                         2003         124
                                    -----
                         Total     $3,224
                                   ======


       Amounts incurred by the Company under operating leases (including renewable monthly leases) were $1,367,000, $936,000 and $560,000 in 1998,
1997 and 1996, respectively.

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

       In July 1998, the Company received a notice from the federal Environmental Protection Agency ("EPA") alleging that certain reports had not been filed with federal, state and local authorities under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, and the Emergency Planning and Community Right-to-Know Act of 1986 regarding emissions of formaldehyde from the Company's Lamar, Missouri plant. The Company has permits for all such emissions. The Company is investigating the alleged violations and has not determined whether to defend against the claim alleged in the notice or to seek a settlement of the matter with the EPA. The Company does not expect the EPA's claims will have a material adverse effect on the Company's business, results of operation, financial condition or cash flow.

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

NOTE 12 - SHARE REPURCHASE PROGRAM

       On May 2, 1997, the Board of Directors authorized the purchase of up to five percent of the outstanding shares of the Company's common stock during the next 24 months. The program includes no specific pricing nor timing targets and may be suspended at any time or terminated prior to completion. As of June 30, 1998, the Company had purchased 738,300 shares for approximately $8,351,000 pursuant to this program.

NOTE 13  - MAJOR CUSTOMERS AND INTERNATIONAL OPERATIONS

       Sales to three customers exceeded 10% of net sales in at least one of the prior three fiscal years. Sales to such customers as a percentage of net sales were

                             Year ended June 30,
                           ------------------------
                           1998      1997      1996
                           ----      ----      ----
            Customer A     20.1%     17.1%     15.6%
            Customer B     11.6%     12.3%     12.5%
            Customer C      9.7%     12.0%      7.4%

       There are no material foreign operations or export sales.

NOTE 14  - QUARTERLY OPERATING RESULTS - UNAUDITED
           (in thousands, except per share data)

                                          Fiscal 1998 (By Quarter)
                                  -------------------------------------
                                     1         2         3         4
                                  -------------------------------------
Net sales                         $77,141   $85,524   $92,325   $84,417
Gross profit                       22,738    23,386    24,653    24,544
Net income                          3,603     3,424     3,814     4,058
Basic earnings per common share      0.22      0.21      0.24      0.25
Diluted earnings per common share    0.22      0.20      0.23      0.25

                                           Fiscal 1997 (By Quarter)
                                   -------------------------------------
                                     1         2         3         4
                                   -------------------------------------
Net sales                          $83,126   $80,593    $77,505  $80,266
Gross profit                        22,552    23,626     22,322   22,412
Net income                           3,476     4,574      3,895    4,453
Basic earnings per common share       0.21      0.27       0.23     0.27
Diluted earnings per common share     0.21      0.27       0.23     0.26




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                 PART III
                                 ========

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

ITEM 11.    EXECUTIVE COMPENSATION*

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT*

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

   * The information called for by Items 10, 11, 12 and 13, to the extent not set forth under the caption "Executive Officers of the Company" in Part I of this annual report, is or will be set forth in the definitive proxy statement relating to the 1998 Annual Meeting of Stockholders of O'Sullivan Industries Holdings, Inc. pursuant to the Securities and Exchange Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions thereof called for by Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference pursuant to Instruction G of Form 10-K.


                                  PART IV
                                  =======

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

       The following consolidated statements of O'Sullivan Industries Holdings, Inc. and subsidiaries are filed as part of this report:

Report of Independent Accountants.................................16
Consolidated Balance Sheets as of June 30, 1998 and 1997..........17
Consolidated Statements of Operations for the three years
   ended June 30, 1998........................................... 18
Consolidated Statements of Cash Flows for the three years
   ended June 30, 1998............................................19
Consolidated Statements of Changes in Stockholders' Equity
   for the three years ended June 30, 1998........................20
Notes to Consolidated Financial Statement.........................21


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

(b)   REPORTS ON FORM 8-K

      None

                                SIGNATURES
                                ==========

      Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September, 1998.

                     O'SULLIVAN INDUSTRIES HOLDINGS,INC.
                     By:  /s/ Daniel F. O'Sullivan
                     Daniel F. O'Sullivan
                     Chairman and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Daniel F. O'Sullivan  Chairman of the Board and     September 25, 1998
                          Chief Executive Officer
                          (Principal Executive Officer)

/s/ Richard D. Davidson   President and                 September 25, 1998
                          Chief Operating Officer
                          and Director

/s/ Tyrone E. Riegel      Executive Vice President      September 25, 1998
                          and Director

/s/ Terry L. Crump        Executive Vice President and  September 25, 1998
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)

/s/ William C. Bousquette      Director                 September 25, 1998

/s/ Charles G. Hanson          Director                 September 10, 1998

/s/ Stewart M. Kasen           Director                 September 25, 1998

/s/ Thomas M. O'Sullivan, Sr.  Director                 September 25, 1998

/s/ Ronald G. Stegall          Director                 September 25, 1998


                             INDEX TO EXHIBITS
Exhibit
No.           Description                                                Page
-------       ---------------------------------------------------------  ----
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

*10.1a First Amendment to the ISP (incorporated by reference from Exhibit 4.5(a) to Registration Statement on Form S-8 (File
              No. 333-21609))

*10.1b Second Amendment to the ISP (incorporated by reference from Exhibit 10.1b to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

*10.2         Form of Amended and Restated Termination Protection
              Agreement between the Company and certain members of management (incorporated by reference from Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1996 (File No. 1-12754))

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

*10.4a First Amendment to the DCP (incorporated by reference from Exhibit 10.4a to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

10.5          Amended and Restated Tax Sharing and Tax Reimbursement
              Agreement dated as of June 19, 1997 between the Company and Tandy Corporation and TE Electronics Inc. (incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

*10.7 Form of Indemnity Agreement between the Company and certain directors and officers (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to Registration Statement on
              Form S-1 (File No. 33-72120))

*10.8         Schedule of Director Fees  (incorporated by reference from
              Exhibit 10.8 to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

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

10.12         Amended and Restated Credit Agreement dated as of
              November 22, 1994, by and among the Company, O'Sullivan
              Industries, Inc., O'Sullivan Industries - Virginia, Inc.,
              The Boatmen's National Bank of St. Louis and Wachovia Bank of Georgia, N.A. (incorporated by reference from Exhibit 10.12 to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

10.12a First Amendment to Amended and Restated Credit Agreement dated as of May 15, 1995 (incorporated by reference from Exhibit 10.12a to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

10.12b Second Amendment to Amended and Restated Credit Agreement dated as of December 29, 1995 (incorporated by reference from Exhibit 10.12b to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

10.12c Third Amendment to Amended and Restated Credit Agreement dated as of June 13, 1997 (incorporated by reference from Exhibit 10.12c to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

10.13         Description of the Company's incentive compensation plan. . .37

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-12754))

23            Consent of Independent Accountants. . . . . . . . . . . . . .38

27            Financial Data Schedule. . . . . . . . . . . . . . . . . . . 39

----------------

   * Each of these exhibits is a "management contract or compensatory plan or arrangement."


                               EXHIBIT 10.13


              O'SULLIVAN INDUSTRIES HOLDINGS, INC. BONUS PLAN


           The Company has a bonus plan in which its executive officers and certain other management employees of the Company participate. The Compensation Committee recommends, and the Board of Directors adopts, the plan's goals and target award levels, which can vary from year to year. The plan's goals may include goals for the Company's net income, sales, efficient use of working capital and other factors; each goal may have a different weighting. For each goal, the Board sets a threshold level, a target level and a maximum level. If the threshold level is not achieved with respect to a goal, no award is made for that goal. Individual target amounts are set by the Board as a percentage of each executive officer's salary.

           After the end of a fiscal year, the Company's achievement will be measured with respect to each goal. Bonuses will be calculated based upon results for the fiscal year compared with the goals. The calculations will then be used to compute each participant's bonus for the fiscal year and will be paid to the participant.

                                EXHIBIT 23


                    CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-75556, 33-75438, 33-92904, 333-21609,
333-27635 and 333-28559) of O'Sullivan Industries Holdings, Inc. of our report dated August 17, 1998 appearing on page 16 of this Form 10-K.





PricewaterhouseCoopers LLP
Fort Worth, Texas
September 25, 1998