Form 10-Q
period 1998-09-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1998-11-10
CIK 915354

Form 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

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

    As of November 5, 1998, 15,891,532 shares of Common Stock of
O'Sullivan Industries Holdings, Inc., par value $1.00 per share, and associated preferred stock purchase rights were outstanding.

                             PART I


Item 1.  Financial Statements


          O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (in thousands, except for share data)


                                             September 30,  June 30,
                    Assets:                      1998         1998
                    ------                   -------------  -------
Current assets:
  Cash and cash equivalents                   $  4,722      $ 1,810
  Trade receivables, net of allowance
     for doubtful accounts of $2,522
     and $2,289, respectively                   66,499       61,548
  Inventories:
    Finished merchandise                        30,310       26,892
    Work in process                              6,217        6,835
    Raw materials                               12,286       13,000
                                               -------      -------
                                                48,813       46,727
  Prepaid expenses and other current assets      3,621        3,762
                                               -------      -------
        Total current assets                   123,655      113,847
                                               -------      -------
Property, plant and equipment, at cost         155,077      145,666
  Less accumulated depreciation and
     amortization                              (54,989)     (52,288)
                                               -------      -------
                                               100,088       93,378
Goodwill, net of accumulated amortization       42,672       43,089
                                               -------      -------
                                              $266,415     $250,314
                                               =======      =======

        Liabilities and Stockholders' Equity:
        ------------------------------------

Current liabilities:
   Accounts payable                           $ 17,378     $ 14,031
   Current portion long-term debt                4,000        4,000
   Accrued liabilities                          25,289       22,613
   Income taxes payable                          2,404          310
                                               -------      -------
         Total current liabilities              49,071       40,954
                                               -------      -------

Long-term debt, less current maturities         35,000       30,000
Deferred income taxes                           15,690       15,690

Stockholders' equity:
   Preferred stock; $1.00 par value,
     20,000,000 shares authorized, none issued       -            -
   Common stock; $1.00 par value,
     100,000,000 shares authorized,
     16,819,950 issued                          16,820       16,820
   Additional paid-in capital                   87,532       87,809
   Foreign currency translation                    (62)         (36)
   Retained earnings                            72,032       68,317
                                               -------      -------
                                               176,322      172,910
   Less common stock in treasury at cost,
     848,853 and 798,231 shares, respectively    9,668        9,240
                                               -------      -------
        Total stockholders' equity             166,654      163,670
                                               -------      -------
Commitments and contingencies                  -------      -------
                                              $266,415     $250,314
                                               =======      =======

The accompanying notes are an integral part of these consolidated financial statements.



     O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
      For the three months ended September 30, 1998 and 1997
           (in thousands, except for per share data)


                                               Three months ended
                                                 September 30,
                                               ------------------
                                                 1998      1997
                                               --------  --------
Net sales                                       $87,673   $77,141
Costs and expenses:
  Cost of sales                                  62,780    54,403
  Selling, marketing and administrative          18,373    16,541
  Interest, net                                     715       473
                                                 ------    ------
                                                 81,868    71,417
                                                 ------    ------

Income before income tax provision                5,805     5,724
Income tax provision                              2,090     2,121
                                                 ------    ------
Net Income                                      $ 3,715   $ 3,603
                                                 ======    ======

Earnings per common share
  Basic                                        $   0.23   $  0.22
  Diluted                                      $   0.23   $  0.21

Weighted average common shares outstanding
  Basic                                          15,966    16,653
  Diluted                                        16,275    17,061

The accompanying notes are an integral part of these consolidated financial statements.




      O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
      For the three months ended September 30, 1998 and 1997
                          (in thousands)


                                                    Three months ended
                                                       September 30,
                                                    ------------------
                                                      1998      1997
                                                    --------  --------

Cash flows from (used by) operating activities:
  Net income                                        $  3,715  $  3,603
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                     3,160     2,525
     Bad debt expense                                    200       396
     Loss on disposal of assets                           31         -
     Employee option amortization                        187       187
  Changes in current assets and liabilities:
      Trade receivables                               (5,151)   (4,260)
      Inventories                                     (2,086)   (1,581)
      Other assets                                       115       202
      Accounts payable, accrued liabilities
        and income taxes payable                       7,930     3,844
                                                      ------    ------
      Net cash provided by operating activities        8,101     4,916
                                                      ------    ------
Cash flows used for investing activities:
  Capital expenditures                                (9,484)   (9,770)

Cash flows from (used by) financing activities:
  Addition to long-term debt                           5,000     2,500
  Purchase of common stock for treasury               (1,618)   (3,703)
  Exercise of stock options                              136        96
  Sale of common stock to employee
    benefit plans                                        777     1,063
                                                      ------    ------
      Net cash flows provided (used)
        by financing activities                       (4,295)      (44)
                                                      ------    ------
Net increase (decrease) in cash and
    cash equivalents                                   2,912    (4,898)
Cash and cash equivalents, beginning of period         1,810     6,975
                                                      ------    ------
Cash and cash equivalents, end of period             $ 4,722   $ 2,077
                                                      ======    ======

The accompanying notes are an integral part of these consolidated financial statements.



      O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          For the three months ended September 30, 1998
                          (in thousands)

                                 Preferred stock   Common stock  Additional
                                 ---------------  --------------   paid-in
                                 Shares  Dollars  Shares Dollars   capital
                                 ------  -------  ------ ------- ----------
Balance, June 30, 1998              -     $  -    16,820  $16,820  $87,809
 Net income
 Foreign currency translation
 Purchase of common stock
  Exercise of stock options,
     net of tax benefit                                                (20)
  Sale of common stock                                                (257)
                                  -----   -----   ------  -------  -------
Balance, September 30, 1998         -     $  -    16,820  $16,820  $87,532
                                  =====    ====   ======   ======   ======

The accompanying notes are an integral part of these consolidated financial statements.


                                 Foreign                Treasury stock
                                 currency     Retained  ---------------
                                 translation  earnings  Shares  Dollars
                                 -----------  --------  ------  -------
Balance, June 30, 1998            $   (36)     $68,317   (798)  $(9,240)
  Net income                                     3,715
  Foreign currency translation        (26)
  Purchase of common stock                               (132)   (1,618)
  Exercise of stock options,
    net of tax benefit                                     10       156
  Sale of common stock                                     71     1,034
                                   -------      ------   ----    ------
Balance, September 30, 1998       $   (62)     $72,032   (849)  $(9,668)
                                   =======      ======   ====    ======

The accompanying notes are an integral part of these consolidated financial statements.


                                                 Total
                                              stockholders'
                                                 equity
                                             ------------
Balance, June 30, 1998                          $163,670
  Net income                                       3,715
  Foreign currency translation                       (26)
  Purchase of common stock                        (1,618)
  Exercise of stock options,
    net of tax benefit                               136
  Sale of common stock                               777
                                                 -------
Balance, September 30, 1998                     $166,654
                                                 =======

The accompanying notes are an integral part of these consolidated financial statements.


               O'SULLIVAN INDUSTRIES HOLDINGS, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        September 30, 1998


Note 1 - BASIS OF PRESENTATION

  The unaudited consolidated financial statements included herein have been prepared by O'Sullivan Industries Holdings, Inc. and subsidiaries (the "Company") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The interim results are not necessarily indicative of the results which may be expected for a full year.

Note 2 - EARNINGS PER SHARE

  Effective for the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards
No. 128, Earnings per Share ("FAS 128"). FAS 128 replaces prior earnings per share ("EPS") reporting requirements and requires the dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by the Company are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price for common stock during the period exceeds the exercise price of the options. In accordance with FAS 128, the basic and diluted average weighted shares outstanding have been restated for all periods presented.

  The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:

                                                    Three months ended
                                                        September 30,
                                                    ------------------
                                                     1998        1997
                                                     ----        ----
                                                      (in thousands)
Income available to common stockholders
          (numerator)                               $ 3,715    $ 3,603
                                                     ======     ======
Weighted average shares outstanding
          (basic EPS denominator)                    15,966     16,653
Effect of dilutive securities--options                  309        407
                                                     ------     ------
Weighted average shares, plus assumed conversions
          (diluted EPS denominator)                  16,275     17,061
                                                     ======     ======


Options to purchase 503,477 additional shares of common stock at prices ranging from $11.40 to $16.09 per share were outstanding but were not included in the computation of diluted EPS for the three months ended September 30, 1998, because the options' exercise prices were greater than the average market price of the common shares, and thus the effect would have been antidilutive.

Note 3 - DERIVATIVE FINANCIAL INSTRUMENTS

  Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, the Company entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the swap is October 1, 1998 and the termination date is October 1, 2008. The Company has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The Company called its existing $10.0 million of 8.25% industrial development revenue bonds on October 1, 1998 at a redemption price of 103%. The $0.3 million premium on the early retirement of the bonds will be recognized as a loss in the Company's second quarter of fiscal 1999. The Company refinanced these bonds with new, ten-year industrial revenue bonds with a tax-exempt variable interest rate which is reset weekly. Interest on the bonds is paid monthly. The bonds mature on October 1, 2008. Accordingly, the swap will have the effect of hedging the Company against an increase in interest rates. Management has also designated this swap as a hedge against future interest rate exposure.

  Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. Due to the decrease in interest rates since the swap was consummated, the fair value of the forward starting swap agreement approximated $1,570,000 at September 30, 1998. This amount represents the amount the Company would have to pay to terminate the swap and approximates the present value of the reduced variable rate interest the Company expects to pay over the life of the bonds. This amount has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge and the Company has no present intention of terminating the swap prior to the maturity date of the bonds.

Note 4 - NEW ACCOUNTING STANDARDS

  COMPREHENSIVE INCOME. Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the three months ended September 30, 1998 and 1997 were $3,698,000 and $3,600,000, respectively.

  ACCOUNTING FOR DERIVATIVE INSTRUMENTS.  Effective July 1,
1999, the Company will adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its use and designation. Gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction will initially be reported as a component of comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on all other forms of derivatives will be recognized in the period of change. If FAS 133 had been adopted on July 1, 1998, the net change in the interest rate swap would have been a reduction in comprehensive income of $1,005,000 (a current period reduction of $402,000 and a cumulative effect type of adjustment of $603,000). This amount represents the amount the Company would have to pay to terminate the swap and approximates the present value of the reduced variable rate interest the Company expects to pay over the life of the bonds. The Company has no present intention of terminating the swap prior to the maturity date of the bonds.

Note 5 - SUBSEQUENT EVENT

  RETIREMENT AGREEMENT. During the quarter, the Company announced that Daniel F. O'Sullivan, Chairman and Chief Executive Officer, had decided to retire effective upon the completion of the Board's search for a replacement. In October 1998, Mr. O'Sullivan and the Board of Directors completed negotiations on Mr. O'Sullivan's retirement package which will be effective when his successor joins the Company.

  The retirement agreement reached with Mr. O'Sullivan provides for certain benefits payable over a period of time. These benefits will be recorded as a one-time, charge during the second quarter of fiscal 1999. The pre-tax charge is estimated to be $2.1 million with an after-tax effect of $1.3 million, or approximately $0.08 diluted earnings per share.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Net sales for the quarter ended September 30, 1998 increased 13.7% to $87.7 million from $77.1 million for the quarter ended September 30, 1997. Sales increased in the discount mass merchant, specialty retailer and office superstore channels. Sales increased principally due to higher unit volume with no material increase in the average unit selling price. Sales increases were driven primarily by strong market growth, fueled in part by the sub-$1,000 computer market and the expansion of our market share in the consumer electronics channel.

  In July 1997, a large customer of the Company, Montgomery Ward & Co., filed for bankruptcy protection under Chapter 11. Montgomery Ward expects that it will be able to reorganize its operations under Chapter 11 protection and has continued to purchase products from the Company; however, the level of purchases declined in fiscal 1998 and in the first quarter of fiscal 1999 and could decline further as a result of the reorganization or otherwise.

  If Montgomery Ward or another major customer ceases or substantially reduces its purchases of products from the Company, there can be no certainty that the Company will be able to replace these sales.

  Gross profit increased slightly to $24.9 million, or 28.4% of sales, for the three month period ended September 30, 1998, from $22.7 million, or 29.5% of sales, for the comparable prior year quarter. The Company's lower gross margin during the quarter was due, in part, to a shift in product mix to the discount mass merchants as well as higher labor and overhead costs associated with the implementation of new manufacturing equipment and the related adaptation of manufacturing processes. The Company believes that these additions and improvements will better enable the Company to meet demand, enhance efficiency and support long-term growth of the Company. The equipment installation is substantially complete; the Company anticipates increased production from the new equipment as our employees become more proficient operators.

  Selling, marketing and administrative expenses increased to $18.4 million, or 21.0% of sales, for the three month period ended September 30, 1998, from $16.5 million, or 21.4% of sales, for the three months ended September 30, 1997. The increase in selling, marketing and administrative expenses for the quarter is due primarily to increased advertising and promotional costs. Selling, marketing and administrative costs are expected to be slightly higher as a percentage of sales in the current fiscal year when compared with the prior year due to increased advertising programs.

  Interest expense increased 51% during the quarter as borrowings increased in comparison to the prior year. The Company utilized cash on hand and increased borrowings primarily for equipment purchases and share repurchases during the past year. Interest expense is expected to be higher during the remainder of the fiscal year when compared to the prior year periods primarily due to less interest income and increased borrowings expected during the second quarter of fiscal 1999, offset to some extent by lower interest rates due to the refinancing of outstanding industrial revenue bonds. Reduced net working capital needs in the third and fourth quarters should result in lower borrowings and interest expense in the last half of the fiscal year as compared to the first half of the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 1998, the Company had cash and cash equivalents of $4.7 million and net working capital of $74.6 million compared to cash and cash equivalents of $1.8 million and net working capital of $88.7 million at September 30, 1997.

  Cash provided by operating activities during the quarter ended September 30, 1998, amounted to $8.1 million compared to $4.9 million in the comparable prior year period. The increase in cash flows resulted from higher income, smaller increases in receivables and inventories and increased payables for the current year quarter over the prior year quarter. Cash used in financing activities for this quarter included approximately
$9.5 million for capital expenditures, primarily for equipment in our Virginia facility, compared to $9.7 million for the prior year quarter. Cash provided by financing activities for the quarter was $4.3 million compared to cash used for financing activities of $44,000 in the prior year quarter. The
$4.3 million for this year's quarter was primarily due to the purchase of treasury stock (net of contributions to employee benefit plans) offset by additions to long-term debt.

  At September 30, 1998, the Company had long-term debt outstanding of $35.0 million. In 1995, the Company issued
$20.0 million in private placement notes to certain insurance companies. The notes are payable in $4.0 million increments from fiscal 1999 to fiscal 2003; accordingly, $16.0 million of debt is classified as long term and $4.0 million is classified as current portion of long-term debt. A subsidiary of the Company was the obligor on $10.0 million of 8.25% industrial revenue bonds ("IRB's") that would have matured on October 1, 2008. On October 1, 1998, the Company refinanced these bonds with new, ten-year IRB's with the interest having a variable rate. The $0.3 million premium on the early retirement of the bonds will be recognized as a loss in the Company's second quarter of fiscal 1999. The remainder of the Company's long-term debt is $9.0 million borrowed under the Company's revolving Credit Agreement.

  The Company has an unsecured $25.0 million revolving Credit Agreement with a bank that expires on February 28, 2000. With the refinancing of the IRB's, the $10.8 million standby letter of credit established in favor of Tandy Corporation expired on October 1, 1998. The Credit Agreement has several financial ratio covenants including the maintenance of a minimum working capital ratio and a minimum net worth. In addition, the Credit Agreement has provisions specifying certain limitations on dividends, investments and future indebtedness. The Company is currently in compliance with all of its debt agreements.

  On May 6, 1997, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the outstanding shares of its common stock. For the quarter ended September 30, 1998, the Company purchased 99,000 shares of its stock for approximately $1.2 million. In October 1998, the Company completed its purchases under the stock repurchase program. Funding for the purchases came from available working capital and existing borrowing facilities.

  The Company also purchases Company common stock to fund its employee benefit programs. For the quarter, the Company purchased approximately $0.4 million in stock and transferred
$1.0 million, at cost, to its employee benefit plans.

  Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, the Company entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the swap is October 1, 1998 and the termination date is October 1, 2008. The Company has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The swap will have the effect of hedging the Company's exposure to an increase in interest rates under its refinanced IRB's discussed above. Management has also designated this swap as a hedge against future interest rate exposure.

  Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. Due to the decrease in interest rates since the swap was consummated, the fair value of the forward starting swap agreement approximated $1,570,000 at September 30, 1998. This amount represents the amount the Company would have to pay to terminate the swap and approximates present value of the reduced variable rate interest the Company expects to pay over the life of the bonds. This amount has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge and the Company has no present intention of terminating the swap prior to the maturity date of the bonds.

  The Company believes that cash flow from operations, along with current unused balances under existing credit agreements, will be sufficient to fund the Company's operations in fiscal 1999, including capital expenditures, which are currently estimated in the range of $20.0 million for increased production capacity, improved productivity, enhanced new product development and for replacement equipment.

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

  In fiscal 1998, the Company completed final rollout of an enterprise software package to support the Company's expanded sales and multiple plant and warehouse locations. With the exception of two ancillary modules, the vendor of the software package states the package is year 2000 compliant. We expect to install and test upgrades to the two non-compliant modules by April 30, 1999. The Company has identified one other software program that is not year 2000 compliant and has installed and is testing an upgrade to the program.

  The Company is in the process of testing its computer systems to verify that software and hardware can process dates after December 31, 1999. This testing will continue. The Company has begun testing its electronic communications with certain of its customers to ensure that order, shipping and invoicing data for dates after December 31, 1999 can be processed. This testing and verification is expected to continue through January 31, 1999.

  The Company's ability to produce its products is dependent upon timely receipt of raw materials. Accordingly, the Company has requested its suppliers to provide information regarding their efforts to address year 2000 compliance issues. Every major supplier responded that it has evaluated and addressed its year 2000 compliance issues or is in the process of doing so. If a major supplier does not resolve its year 2000 compliance issues and is unable to provide the Company with timely deliveries of quality materials after December 31, 1999, the Company expects to locate and use alternative suppliers, although it is possible that it may be unable to do so, or may be able to do so only at increased expense.

  In addition, the Company has reviewed remaining critical business systems and is in the process of reviewing its computerized machinery and equipment for year 2000 compliance issues. As deficiencies are discovered, a plan to remedy the deficiency is crafted and implemented. The review of machinery and equipment is expected to be complete by January 31, 1999. Based upon current information, the Company estimates that aggregate amounts expended to resolve year 2000 issues should not exceed $500,000.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

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

  Due to the nature of its product lines, the Company has material sensitivity to certain commodities. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect the after-tax earnings of the Company by approximately $0.6 million annually.


                   PART II -- OTHER INFORMATION

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

  * failure by the Company or a major supplier or vendor to identify and remedy all critical year 2000 compliance issues or the discovery of additional year 2000 compliance issues requiring significant expenditures to remedy;

  * pending or new litigation or governmental regulations;

and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  EXHIBITS:

Exhibit
No.       Description                                                  Page
--------- ----------------------------------------------------------   ----
3.1 & 4.1 Certificate of Incorporation of the Company
          (incorporated by reference from Exhibit 3.1 to
          Registration Statement on Form S-1 (File No. 33-72120))

3.2 & 4.2 Bylaws of the Company (incorporated by reference from Exhibit 3.2 to Registration Statement on
          Form S-1(File No. 33-72120))

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

10        Retirement and Consulting Agreement, Release
          and Waiver of Claims between the Company and
          Daniel F. O'Sullivan dated October 16, 1998. . . . . . . . . .   14

27        Financial Data Schedule  . . . . . . . . . . . . . . . . . . .   24

          Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the
          Company has not filed agreements relating to certain long-term debt of the Company aggregating $10 million.
          The Company agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.


  (b)  REPORTS ON FORM 8-K:

       None

                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           O'SULLIVAN INDUSTRIES HOLDINGS, INC.

Date: November 9, 1998     By:  /s/ Richard D. Davidson
                                President and
                                Chief Operating Officer



Date: November 9, 1998          /s/ Terry L. Crump
                                Executive Vice President
                                and Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)