Form 10-Q
period 1998-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1999-02-10
CIK 915354

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
                               ------------    ------------

Commission file number:  1-12754


                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                              Delaware                                                    43-1659062
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

                  1900 Gulf Street, Lamar, Missouri                                       64759-1899
              (Address of principal executive offices)                                    (ZIP Code)

                                 (417) 682-3322
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

         As of February 5, 1999, 15,971,078 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $1.00 per share, and associated preferred stock purchase rights were outstanding.

================================================================================

                                  Page 1 of 16
                       The Index to Exhibits is on Page 15

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.
              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except for share data)


                                                                                   December 31,      June 30,
                                    Assets:                                           1998             1998

                                                                                -----------------   ------------
Current assets:
  Cash and cash equivalents                                                         $      4,139   $      1,810
  Trade receivables, net of allowance for doubtful accounts
    of $2,507 and $2,289, respectively                                                    67,625         61,548
  Inventories:
    Finished merchandise                                                                  27,807         26,892
    Work in process                                                                        7,121          6,835
    Raw materials                                                                         12,350         13,000
                                                                                     ------------   ------------
                                                                                          47,278         46,727

  Prepaid expenses and other current assets                                                3,702          3,762
                                                                                     ------------   ------------
         Total current assets                                                            122,744        113,847

Property, plant and equipment, at cost                                                   156,539        145,666
  Less accumulated depreciation and amortization                                         (57,786)       (52,288)
                                                                                     ------------   ------------
                                                                                          98,753         93,378
                                                                                     ------------   ------------

Goodwill, net of accumulated amortization                                                 42,255         43,089
                                                                                     ------------   ------------
                                                                                    $    263,752   $    250,314
                                                                                     ============   ============

                     Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                                  $     16,513   $     14,031
  Current portion long-term debt                                                           4,000          4,000
  Accrued liabilities                                                                     23,584         22,613
  Income taxes payable                                                                       848            310
                                                                                     ------------   ------------
         Total current liabilities                                                        44,945         40,954
                                                                                     ------------   ------------

Long-term debt, less current maturities                                                   32,000         30,000
Deferred income taxes                                                                     15,690         15,690

Stockholders' equity:
  Preferred stock; $1.00 par value, 20,000,000 shares authorized,
    none issued                                                                                -              -
  Common stock; $1.00 par value, 100,000,000 shares authorized,
    16,819,950 issued                                                                     16,820         16,820
  Additional paid-in capital                                                              87,421         87,809
  Foreign currency translation                                                               (68)           (36)
  Retained earnings                                                                       76,764         68,317
                                                                                     ------------   ------------
                                                                                         180,937        172,910
  Less common stock in treasury at cost, 873,889 and
    798,231 shares, respectively                                                           9,820          9,240
                                                                                     ------------   ------------
         Total stockholders' equity                                                      171,117        163,670
Commitments and contingencies
                                                                                     ------------   ------------
                                                                                    $    263,752   $    250,314
                                                                                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except for per share data)


                                                               Three months ended            Six months ended
                                                                  December 31,                  December 31,
                                                             -----------------------      ------------------------
                                                               1998         1997             1998         1997
                                                             ----------  -----------      -----------  -----------
Net sales                                                   $   97,786  $    85,524      $   185,459  $   162,665
Costs and expenses:
  Cost of sales                                                 69,687       62,138          132,467      116,541
  Selling, marketing and administrative                         19,708       17,321           38,081       33,862
  Interest, net                                                    996          639            1,711        1,112
                                                             ----------  -----------      -----------  -----------
                                                                90,391       80,098          172,259      151,515
                                                             ----------  -----------      -----------  -----------

Income before income tax provision                               7,395        5,426           13,200       11,150
Income tax provision                                             2,662        2,002            4,753        4,123
                                                             ----------  -----------      -----------  -----------
Net Income                                                  $    4,733  $     3,424      $     8,447  $     7,027
                                                             ==========  ===========      ===========  ===========


Earnings per common share
  Basic                                                     $     0.30  $      0.21      $      0.53  $      0.42
  Diluted                                                   $     0.29  $      0.20      $      0.52  $      0.41
Weighted average common shares outstanding
  Basic                                                         15,904       16,496           15,935       16,575
  Diluted                                                       16,137       16,849           16,206       16,955

The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                         Six months ended
                                                                                           December 31,
                                                                                  ----------------------------
                                                                                       1998           1997
                                                                                  -------------- -------------
Cash flows from (used by) operating activities:
  Net income                                                                      $       8,447  $       7,027
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                       6,720          5,065
      Bad debt expense                                                                      193            807
      Loss on disposal of assets                                                             35              -
      Employee option amortization                                                          374            374
  Changes in current assets and liabilities:
    Trade receivables                                                                    (6,270)       (13,355)
    Inventories                                                                            (551)         1,875
    Other assets                                                                             28           (825)
    Accounts payable, accrued liabilities and
      income taxes payable                                                                3,617          7,440
                                                                                    ------------   ------------
      Net cash provided by operating activities                                          12,593          8,408
                                                                                    ------------   ------------

Cash flows used for investing activities:
  Capital expenditures                                                                  (11,296)       (16,429)

Cash flows from (used by) financing activities:
  Addition to long-term debt                                                              2,000          8,000
  Purchase of common stock                                                               (2,811)        (7,298)
  Exercise of stock options                                                                  52            101
  Sale of common stock to employee benefit plans                                          1,791          1,800
                                                                                    ------------   ------------
      Net cash flows provided by financing activities                                     1,032          2,603
                                                                                    ------------   ------------

Net increase (decrease) in cash and cash equivalents                                      2,329         (5,418)
Cash and cash equivalents, beginning of period                                            1,810          6,975
                                                                                    ------------   ------------
Cash and cash equivalents, end of period                                          $       4,139  $       1,557
                                                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   For the six months ended December 31, 1998
                                 (in thousands)



                                                                                             Additional      Foreign
                                                                                              paid-in        currency     Retained
                                             Preferred stock            Common stock          capital       translation   earnings
                                             ---------------            ------------          -------       -----------   --------
                                           Shares      Dollars       Shares     Dollars
                                           ------      -------       ------     -------
    Balance, June 30, 1998                        -  $         -       16,820  $  16,820     $  87,809    $      (36)   $   68,317
        Net income                                                                                                           8,447
        Foreign currency translation                                                                             (32)
        Purchase of common stock
        Exercise of stock options,
             net of tax benefit                                                                     52
        Sale of common stock                                                                      (440)
                                         -----------  -----------   ----------  ----------   -----------   -----------   ----------

    Balance, December 31, 1998                    -  $         -       16,820  $  16,820    $   87,421    $      (68)   $   76,764
                                         ===========  ===========   ==========  ==========   ===========   ===========   ==========


                                                                         Total
                                                                     stockholders'
                                                Treasury stock          equity
                                                --------------          ------
                                              Shares     Dollars
                                              ------     -------
    Balance, June 30, 1998                        (798) $   (9,240)  $  163,670
        Net income                                                        8,447
        Foreign currency translation                                        (32)
        Purchase of common stock                  (257)     (2,811)      (2,811)
        Exercise of stock options,
             net of tax benefit                                              52
        Sale of common stock                       181       2,231        1,791
                                             ---------  ----------   ----------

    Balance, December 31, 1998                    (874) $   (9,820)  $  171,117
                                             =========  ==========   ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1998


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

         The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:


                                                          Three months ended                Six months ended
                                                             December 31,                     December 31,
                                                    -------------------------------  -------------------------------

                                                        1998             1997            1998             1997
                                                    --------------   --------------  --------------  ---------------
                                                            (in thousands)                   (in thousands)
Income available to common stockholders (numerator)      $   4,733        $   3,424       $   8,477        $   7,027
                                                        ==========       ==========      ==========       ==========

Weighted average shares outstanding
    (basic EPS denominator)                                 15,904           16,496          15,935           16,575

Effect of dilutive securities--options                         233              353             271              380
                                                        ----------       ----------      ----------       ----------
Weighted average shares, plus assumed conversions
    (diluted EPS denominator)                               16,137           16,849          16,206           16,955
                                                        ==========       ==========      ==========       ==========

Options to purchase 577,784 additional shares of common stock at prices ranging from $10.72 to $16.09 per share were outstanding but were not included in the computation of diluted EPS for the three months ended December 31, 1998, because the options' exercise prices were greater than the average market price of the common shares, and thus the effect would have been antidilutive.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, the Company entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the swap is October 1, 1998 and the termination date is October 1, 2008. The Company has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The Company called its existing $10.0 million of 8.25% industrial development revenue bonds on October 1, 1998 at a redemption price of 103%. The $0.3 million premium on the early retirement of the bonds was recognized as a loss in the Company's second quarter of fiscal 1999. The Company refinanced these bonds with new, ten-year industrial revenue bonds with a tax-exempt variable interest rate which is reset weekly. Interest on the bonds is paid monthly. The bonds mature on October 1, 2008. Accordingly, the swap will have the effect of hedging the Company against an increase in interest rates. Management has also designated this swap as a hedge against future interest rate exposure.

         Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. Due to the decrease in interest rates since the swap was consummated, the fair value of the forward starting swap agreement approximated $1,425,000 at December 31, 1998. This amount represents the amount the Company would have to pay to terminate the swap and approximates the present value of the reduced variable rate interest the Company expects to pay over the life of the bonds. This amount has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge and the Company has no present intention of terminating the swap prior to the maturity date of the bonds.

NOTE 4 - NEW ACCOUNTING STANDARDS

         Comprehensive Income. Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the three months ended December 31, 1998 and 1997 were $4,729,000 and $3,387,000, respectively.

         Accounting for Derivative Instruments. Effective July 1, 1999, the Company will adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its use and designation. Gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction will initially be reported as a component of comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on all other forms of derivatives will be recognized in the period of change. If FAS 133 had been adopted on July 1, 1998, the net change in the interest rate swap for the three months ended December 31, 1998, would have been an increase in comprehensive income of $93,000. For the six months ended December 31, 1998, the net change in the interest rate swap would have been a reduction in comprehensive income of $910,000 (a six month period reduction of $307,000 and a cumulative effect type of adjustment of $603,000). The Company has no present intention of terminating the swap prior to the maturity date of the bonds.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         In August 1998, the Company announced that Daniel F. O'Sullivan, Chairman and Chief Executive Officer, had decided to retire effective upon the completion of the Board's search for a replacement. In October 1998, Mr. O'Sullivan and the Board of Directors completed negotiations on Mr. O'Sullivan's retirement package. The retirement agreement reached with Mr. O'Sullivan provides for certain benefits to be paid over a period of time.

         Under terms of Mr. O'Sullivan's retirement agreement, the aggregate amount of his ultimate retirement benefits is dependent upon the date his successor is employed and therefore is not yet determinable. Accordingly, the one-time charge has not yet been recognized by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Net sales for the quarter ended December 31, 1998 increased 14.3% to $97.8 million from $85.5 million for the quarter ended December 31, 1997. Sales for the six month period ended December 31, 1998 increased 14.0% to $185.5 million from $162.7 million for the six months ended December 31, 1997. During the quarter and the six month period, sales increased in the discount mass merchant, specialty retailer and office superstore channels. Sales increased principally due to higher unit volume with no material increase in the average unit selling price. Sales increases continue to be driven primarily by strong market growth, fueled in part by the sub-$1,000 computer market and the expansion of our market share in the consumer electronics channel.

         In July 1997, a large customer of the Company, Montgomery Ward & Co., filed for bankruptcy protection under Chapter 11. Montgomery Ward expects that it will be able to reorganize its operations under Chapter 11 protection and has continued to purchase products from the Company; however, the level of purchases declined in fiscal 1998 and in the first and second quarters of fiscal 1999 and could decline further as a result of the reorganization or otherwise.

         A significant customer of the Company has announced that it will suspend payment of its obligations for approximately 120 days as it evaluates and determines a strategic plan for the future. The Company has credit insurance coverage for specified amounts; however, some of the insurance coverage expired on January 31, 1999. The customer has received an additional $750 million in financing, but it is uncertain whether this is sufficient to meet its obligations to creditors, including the Company.

         If Montgomery Ward or another major customer ceases or substantially reduces its purchases of products from the Company, there can be no certainty that the Company will be able to replace these sales.

         Gross profit increased to $28.1 million, or 28.7% of sales, for the three month period ended December 31, 1998, from $23.4 million, or 27.3% of sales, for the comparable prior year quarter. Gross profit increased to $53.0 million, or 28.6% of sales for the six month period ended December 31, 1998, compared to $46.1 million, or 28.4% of sales for the comparable prior year period. The Company's higher gross margin during the quarter was due, in part, to a continued emphasis on value engineering--taking costs out of products through improving processes and reducing material costs without sacrificing quality--and in part due to increased production and efficiencies in production during the quarter. A shift in product mix to the discount mass merchant channel partially offset margin gains. For the six months ended December 31, 1998, gross profit increased due to value engineering, production efficiency increases and higher production, offset in part by the shift to the discount mass merchants and higher labor and overhead costs in the first quarter associated with the implementation of new manufacturing equipment and the related adaptation of manufacturing processes. The equipment installation is complete; we anticipate continued increased production from the new equipment as our employees become more proficient operators.

         Selling, marketing and administrative expenses increased to $19.7 million, or 20.2% of sales, for the three months ended December 31, 1998, from $17.3 million, or 20.3% of sales, for the three months ended December 31, 1997. Selling, marketing and administrative expenses for the six month period ended December 31, 1998, increased to $38.1 million, or 20.5% of sales, from $33.9 million, or 20.8% of sales, for the comparable prior year period. For the quarter ended December 31, 1998, the dollar increase in selling, marketing and administrative expenses for the quarter was due primarily to increased out-bound freight reflecting higher sales levels and increased costs of shipping smaller quantities per pallet. For the six months ended December 31, 1998, advertising and freight were higher due to increased advertising programs and higher sales volume, offset slightly by a decrease in commissions paid.

         Interest expense of $1.0 million for the quarter ended December 31, 1998, increased 55.9% compared to the $0.6 million during the quarter ended December 31, 1997. Interest expense increased primarily because of a one-time charge of $300,000 for recording the call premium on the Virginia Industrial Revenue Bonds ("IRB's") described more fully in the Liquidity and Capital Resources section. Interest expense of $1.7 million for the six months ended December 31, 1998 is 53.9% higher than the related prior year quarter of $1.1 million, reflecting the call premium on the IRB's and increased borrowings in the first quarter. Borrowings at December 31, 1998 were down when compared to the prior year. Reduced net working capital needs in the third and fourth quarters should result in lower borrowings and interest expense in the last half of the fiscal year as compared to the first half of the fiscal year.

         In August 1998, the Company announced that Daniel F. O'Sullivan, Chairman and Chief Executive Officer, had decided to retire effective upon the completion of the Board's search for a replacement. In October 1998, Mr. O'Sullivan and the Board of Directors completed negotiations on Mr. O'Sullivan's retirement package. The retirement agreement reached with Mr. O'Sullivan provides for certain benefits to be paid over a period of time.

         Under terms of Mr. O'Sullivan's retirement agreement, the aggregate amount of his ultimate retirement benefits is dependent upon the date his successor is employed and therefore is not yet determinable. Accordingly, the one-time charge has not yet been recognized by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had cash and cash equivalents of $4.1 million and net working capital of $77.8 million compared to cash and cash equivalents of $1.6 million and net working capital of $72.9 million at June 30, 1998.

         Cash provided by operating activities during the quarter ended December 31, 1998 amounted to $12.6 million compared to $8.4 million in the comparable prior year period. The increase in cash flows resulted from higher income and a smaller increase in receivables for this year's six months compared to the prior year period. Cash used in financing activities for this year to date included approximately $11.3 million for capital expenditures, primarily for equipment in our Virginia facility, compared to $16.4 million for the prior year period. Cash provided by financing activities for the quarter was $1.0 million compared to $2.6 million in the prior year quarter. The $1.0 million for this year's quarter was primarily due to the purchase of treasury stock (net of contributions to employee benefit plans) offset by additions to long-term debt.

         At December 31, 1998, the Company had long-term debt outstanding of $32.0 million. In 1995, the Company issued $20.0 million in private placement notes to certain insurance companies. The notes are payable in $4.0 million increments from fiscal 1999 to fiscal 2003; accordingly, $16.0 million of debt is classified as long term and $4.0 million is classified as current portion of long-term debt. A subsidiary of the Company was the obligor on $10.0 million of 8.25% IRB's that would have matured on October 1, 2008. On October 1, 1998, the Company refinanced these bonds with new, ten-year IRB's with the interest having a variable rate. The $0.3 million premium on the early retirement of the bonds was recognized as a loss in the Company's second quarter of fiscal 1999. The remainder of the Company's long-term debt is $6.0 million borrowed under the Company's revolving Credit Agreement.

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

         On May 6, 1997, the Company announced that its Board of Directors had authorized the purchase of up to five percent of the outstanding shares of its common stock. In October 1998, the Company purchased 13,000 shares of its stock for approximately $0.1 million, completing purchases under the program. Funding for the purchases came from available working capital and existing borrowing facilities.

         The Company also purchases Company common stock to fund its employee benefit programs. For the quarter, the Company purchased approximately $1.1 million in stock and transferred $1.0 million, at cost, to its employee benefit plans.

         The Company uses derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, the Company entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the swap is October 1, 1998 and the termination date is October 1, 2008. The Company has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The swap will have the effect of hedging the Company's exposure to an increase in interest rates under its refinanced IRB's discussed above. Management has also designated this swap as a hedge against future interest rate exposure.

         Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. Due to the decrease in interest rates since the swap was consummated, the fair value of the forward starting swap agreement approximated $1,425,000 at December 31, 1998. This amount represents the amount the Company would have to pay to terminate the swap and approximates the present value of the reduced variable rate interest the Company expects to pay over the life of the bonds. This amount has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge and the Company has no present intention of terminating the swap prior to the maturity date of the bonds.

         The Company believes that cash flow from operations, along with current unused balances under existing credit agreements, will be sufficient to fund the Company's operations in fiscal 1999, including capital expenditures, which are currently estimated in the range of $16.0 million for increased production capacity, improved productivity, enhanced new product development and for replacement equipment.

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

         In fiscal 1998, the Company completed final rollout of an enterprise software package to support the Company's expanded sales and multiple plant and warehouse locations. With the exception of two ancillary modules, the vendor of the software package states the package is year 2000 compliant. We expect to install and test upgrades to the two non-compliant modules by May 31, 1999. The Company has identified one other software program that is not year 2000 compliant and has installed and is testing an upgrade to the program.

         The Company is in the process of testing its computer systems to verify that software and hardware can process dates after December 31, 1999. This testing will continue. The Company has begun testing its electronic communications with certain of its customers to ensure that order, shipping and invoicing data for dates after December 31, 1999 can be processed. This testing and verification is expected to continue through March 31, 1999.

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

         In addition, the Company has reviewed remaining critical business systems and is in the process of reviewing its computerized machinery and equipment for year 2000 compliance issues. As deficiencies are discovered, a plan to remedy the deficiency is crafted and implemented. The review of machinery and equipment is expected to be complete by March 31, 1999. Based upon current information, the Company estimates that aggregate amounts expended to resolve year 2000 issues should not exceed $500,000.

         The Company expects to complete implementation of computer systems that are year 2000 compliant in fiscal 1999. However, this expectation is subject to uncertainties. For example, if the Company does not identify and fix all year 2000 problems in critical operations, the Company's results of operations or financial condition could be materially impacted. The Company's results could also be hurt if a major supplier or customer is unable to supply raw materials or receive the Company's product.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         Due to the nature of its product lines, the Company has material sensitivity to certain commodities. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect the after-tax earnings of the Company by approximately $600,000 annually.

                          PART II -- OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

         In July 1998, the Company received a notice from the federal Environmental Protection Agency ("EPA") alleging that certain reports had not been filed with federal, state and local authorities under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA") and the Emergency Planning and Community Right to Know Act of 1986 ("EPCRA") regarding emissions of formaldehyde from the Company's Lamar, Missouri plant. The Company has permits for all such emissions. The Company accordingly believed that the Company was not subject to the specified reporting requirements of CERCLA and EPCRA. In the second quarter of fiscal 1999, the EPA withdrew its allegations against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The annual meeting of stockholders of the Company was held on November 12, 1998 to elect three Class II directors. The nominees for Class II directors and the votes for, and withheld with respect to, each nominee are as follows:


             NOMINEE                    VOTES FOR             VOTES WITHHELD

        Charles G. Hanson              13,344,800                 580,736

    Thomas M. O'Sullivan, Sr.          13,380,115                 545,421

        Tyrone E. Riegel               13,383,298                 542,238

ITEM 5. OTHER INFORMATION.

FORWARD LOOKING STATEMENTS

         Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation in Part I of this report, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate" or "plan." Important factors could cause results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include:

            - changes from anticipated levels of sales of the Company's products, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise;

            - pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of the Company's ability to supply product;

            - raw material cost increases, particularly in particle board and fiberboard, such as the increases that reduced the Company's earnings in fiscal 1994 and 1995;

            - transportation cost increases due to a shortage of supply of trucks or railcars;

            - the bankruptcy of a major customer, such as Best Products Co., Inc. in 1996 and Montgomery Ward & Co. in 1997;

            - loss of significant customers in connection with a merger or acquisition or bankruptcy;

            - actions of current or new competitors, such as reduction of prices on competitive products or introduction of new products competitive with the Company's products;

            -  increased advertising costs associated with promotional efforts;

            - failure by the Company or a major supplier or vendor to identify and remedy all critical year 2000 compliance issues or the discovery of additional year 2000 compliance issues requiring significant expenditures to remedy;

            -  new litigation or governmental regulations; and

            -  other uncertainties,

all of which are difficult to predict and many of which are beyond the control of the Company.

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



                               O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date:   February 8, 1999       By:          /s/ Richard D. Davidson
                                  ----------------------------------------------
                                              Richard D. Davidson
                                                 President and
                                            Chief Operating Officer



Date:   February 8, 1999       By:             /s/ Terry L. Crump
                                  ----------------------------------------------
                                                 Terry L. Crump
                                            Executive Vice President
                                          and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


 Exhibit No.                                           Description                                          Page

  3.1 & 4.1    Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Registration Statement on Form S-1
               (File No. 33-72120))
  3.2 & 4.2    Bylaws of the Company (incorporated by reference from Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-72120))
     4.3       Specimen Stock Certificate of the Company (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to Registration
               Statement on Form S-1 (File No. 33-72120))
     4.4       Rights Agreement dated as of February 1, 1994 between the Company and the First National Bank of Boston, as Rights Agent
               (incorporated by reference from Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (File No.
               1-12754))
      10       Retirement and Consulting Agreement, Release and Waiver of Claims
               between the Company and Daniel F. O'Sullivan dated October 16,
               1998 (incorporated by reference from Exhibit 10 to Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1998
               (File No. 1-12754))
      27       Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15


         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company has not filed agreements relating to certain long-term debt of the Company aggregating $10 million. The Company agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.