Form 10-Q
period 1999-03-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1999-05-14
CIK 915354

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

    1900 Gulf Street, Lamar, Missouri                    64759-1899
 (Address of principal executive offices)                (ZIP Code)

                                 (417) 682-3322
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of May 12, 1999, 16,048,988 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $1.00 per share, and associated preferred stock purchase rights were outstanding.





                      The Index to Exhibits is on page 16.

                                    PART I
ITEM 1. FINANCIAL STATEMENTS.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (in thousands, except for share data)

                                                                      March 31,    June 30,
                                   Assets:                              1999         1998
                                                                     ---------    ---------
Current assets:
   Cash and cash equivalents                                         $   1,869    $   1,810
   Trade receivables, net of allowance for doubtful accounts
     of $2,708 and $2,289, respectively                                 78,720       61,548
   Inventories:
     Finished merchandise                                               29,249       26,892
     Work in process                                                     7,046        6,835
     Raw materials                                                      12,585       13,000
                                                                     ---------    ---------
                                                                        48,880       46,727

   Prepaid expenses and other current assets                             3,302        3,762
                                                                     ---------    ---------
        Total current assets                                           132,771      113,847

Property, plant and equipment, at cost                                 157,548      145,666
   Less accumulated depreciation and amortization                      (60,135)     (52,288)

                                                                     ---------    ---------
                                                                        97,413       93,378
                                                                     ---------    ---------

Goodwill, net of accumulated amortization                               41,839       43,089
                                                                     ---------    ---------
                                                                     $ 272,023    $ 250,314
                                                                     =========    =========

           Liabilities and Stockholders' Equity:
Current liabilities:
   Accounts payable                                                  $  17,056    $  14,031
   Current portion long-term debt                                        4,000        4,000
   Accrued liabilities                                                  23,726       22,613
   Income taxes payable                                                  2,984          310
                                                                     ---------    ---------
        Total current liabilities                                       47,766       40,954
                                                                     ---------    ---------

Long-term debt, less current maturities                                 29,000       30,000
Deferred income taxes                                                   15,690       15,690

Stockholders' equity:
   Preferred stock; $1.00 par value, 20,000,000 shares authorized,
     none issued                                                          --           --
   Common stock; $1.00 par value, 100,000,000 shares authorized,
     16,819,950 issued                                                  16,820       16,820
   Additional paid-in capital                                           87,416       87,809
   Foreign currency translation                                            (67)         (36)
   Retained earnings                                                    84,496       68,317
                                                                     ---------    ---------
                                                                       188,665      172,910
   Less common stock in treasury at cost, 807,340 and
     798,231 shares, respectively                                        9,098        9,240
                                                                     ---------    ---------
     Total stockholders' equity                                        179,567      163,670
Commitments and contingencies
                                                                     ---------    ---------
                                                                     $ 272,023    $ 250,314
                                                                     =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (in thousands, except for per share data)


                                              Three months ended    Nine months ended
                                                   March 31,             March 31,
                                             -------------------   -------------------
                                               1999       1998         1999     1998
                                             --------   --------   --------   --------

Net sales                                    $108,529   $ 92,325   $293,988   $254,990
Costs and expenses:
   Cost of sales                               75,720     67,672    208,187    184,213
   Selling, marketing and administrative       20,159     17,916     58,240     51,778
   Interest, net                                  573        689      2,284      1,801
                                             --------   --------   --------   --------
                                               96,452     86,277    268,711    237,792
                                             --------   --------   --------   --------

Income before income tax provision             12,077      6,048     25,277     17,198
Income tax provision                            4,345      2,234      9,098      6,357
                                             --------   --------   --------   --------
Net Income                                   $  7,732   $  3,814   $ 16,179   $ 10,841
                                             ========   ========   ========   ========


Earnings per common share
   Basic                                     $   0.48   $   0.24   $   1.01   $   0.66
   Diluted                                   $   0.47   $   0.23   $   1.00   $   0.65
Weighted average common shares outstanding
   Basic                                       15,984     16,170     15,951     16,440
   Diluted                                     16,337     16,440     16,250     16,783

The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                         Nine months ended
                                                             March 31,
                                                       --------------------
                                                         1999        1998
                                                       --------    --------
Cash flows from (used by) operating activities:
    Net income                                         $ 16,179    $ 10,841
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                    10,367       8,395
        Bad debt expense                                    737       1,014
        Loss on disposal of assets                          142        --
        Employee option amortization                        561         562
    Changes in current assets and liabilities:
      Trade receivables                                 (17,909)     (7,692)
      Inventories                                        (2,153)        956
      Other assets                                          429      (1,560)
      Accounts payable, accrued liabilities and
        income taxes payable                              6,251       7,806
                                                       --------    --------
        Net cash provided by operating activities        14,604      20,322
                                                       --------    --------

Cash flows used for investing activities:
    Capital expenditures                                (13,294)    (22,860)
                                                       --------    --------
        Net cash used for investing activities          (13,294)    (22,860)
                                                       --------    --------

Cash flows from (used by) financing activities:
    Addition to (repayment of) long-term debt            (1,000)      4,000
    Purchase of common stock                             (2,811)     (9,253)
    Exercise of stock options                                52         101
    Sale of common stock to employee benefit plans        2,508       2,491
                                                       --------    --------
        Net cash flows used by financing activities      (1,251)     (2,661)

Net increase (decrease) in cash and cash equivalents         59      (5,199)
Cash and cash equivalents, beginning of period            1,810       6,975
                                                       --------    --------
Cash and cash equivalents, end of period               $  1,869    $  1,776
                                                       ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                    For the nine months ended March 31, 1999
                                 (in thousands)

                                                                      Additional Foreign                                   Total
                                                                       paid-in   currency    Retained                  stockholders'
                              Preferred stock       Common stock       capital  translation  earnings   Treasury stock     equity
                             ------------------    ----------------- ---------- -----------  --------   --------------  ------------
                             Shares    Dollars     Shares    Dollars                                    Shares  Dollars
                             ------    -------     ------    -------                                    ------  -------
Balance, June 30, 1998             -   $     -     16,820   $ 16,820  $ 87,809   $    (36)  $ 68,317    (798)  $ (9,240)  $ 163,670
     Net income                                                                               16,179                         16,179
     Foreign currency translation                                                     (31)                                      (31)
     Purchase of common stock                                                                           (257)    (2,811)     (2,811)
     Exercise of stock options,
        net of tax benefit                                                   52                                                  52
     Sale of common stock                                                  (445)                         248      2,953       2,508
                             -------   -------    -------    -------   -------    -------   --------  ------    -------   ---------

Balance, March 31, 1999            -   $     -     16,820   $ 16,820  $ 87,416   $    (67)  $ 84,496    (807)  $ (9,098)  $ 179,567
                             =======   =======    =======    =======   =======    =======   ========  ======    =======   =========


The accompanying notes are an integral part of these consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by O'Sullivan Industries Holdings, Inc. and subsidiaries ("O'Sullivan") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The interim results are not necessarily indicative of the results which may be expected for a full year.

NOTE 2 - EARNINGS PER SHARE

     Earnings per share ("EPS") are computed utilizing a dual presentation format or basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options issued by O'Sullivan are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options will only have a dilutive effect when the average market price for common stock during the period exceeds the exercise price of the options.

     The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:



                                                             Three months ended               Nine months ended
                                                                  March 31,                        March 31,
                                                          ------------------------        -------------------------
                                                            1999            1998            1999             1998
                                                          -------          -------        --------         --------
                                                             (in thousands)                   (in thousands)
Income available to common stockholders
  (numerator)                                             $ 7,732          $ 3,814        $ 16,179         $ 10,841
                                                          =======          =======        ========         ========

Weighted average shares outstanding
  (basic EPS denominator)                                  15,984           16,170          15,951           16,440

Effect of dilutive securities--options                        353              270             299              343
                                                          -------          -------        --------         --------
Weighted average shares, plus assumed
  conversions (diluted EPS denominator)                    16,337           16,440          16,250           16,783
                                                          =======          =======        ========         ========

Options to purchase 488,784 additional shares of common stock at prices ranging from $12.31 to $16.09 per share were outstanding but were not included in the computation of diluted EPS for the three months ended March 1999, because the options' exercise prices were greater than the average market price of the common shares, and thus the effect would have been antidilutive.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

     O'Sullivan uses derivative financial instruments to reduce interest rate risk. O'Sullivan does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, O'Sullivan entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the swap was October 1, 1998 and the termination date is October 1, 2008. O'Sullivan has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. O'Sullivan called its existing $10.0 million of 8.25% industrial development revenue bonds on October 1, 1998 at a redemption price of 103%. The $300,000 premium on the early retirement of the bonds was recognized as a loss in O'Sullivan's second quarter of fiscal 1999 and was included in interest expense. The Company refinanced these bonds with new, ten-year industrial revenue bonds with a tax-exempt variable interest rate which is reset weekly. Interest on the bonds is paid monthly. The bonds mature on October 1, 2008. Accordingly, the swap will have the effect of hedging O'Sullivan against an increase in interest rates. Management has designated this swap as a hedge against future interest rate exposure.

     Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. Due to the decrease in interest rates since the swap was consummated, the fair value of the forward starting swap agreement approximated $977,000 at March 31, 1999. This amount represents the amount O'Sullivan would have to pay to terminate the swap and approximates the present value of the reduced variable rate interest O'Sullivan expects to pay over the life of the bonds. This amount has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge and O'Sullivan has no present intention of terminating the swap prior to the maturity date of the bonds.

NOTE 4 - NEW ACCOUNTING STANDARDS

     Comprehensive Income. Effective July 1, 1998, O'Sullivan adopted
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Comprehensive income for the three months ended March 31, 1999 and 1998 were $7,733,000 and $3,845,000, respectively. Comprehensive income for the nine months ended March 31, 1999 and 1998 were $16,160,000 and $10,832,000 respectively.

     Accounting for Derivative Instruments. Effective July 1, 1999,
O'Sullivan will adopt Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its use and designation. Gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction will initially be reported as a component of comprehensive income and, subsequently, reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on all other forms of derivatives will be recognized in the period of change. If FAS 133 had been adopted on July 1, 1998, the net change in the interest rate swap for the three months ended March 31, 1999, would have been an increase in comprehensive income of $285,000. For the nine months ended March 31, 1999, the net change in the interest rate swap would have been a reduction in comprehensive income of $625,000 (a nine month period reduction in comprehensive income of $22,000 and a cumulative effect type of adjustment of $603,000). O'Sullivan has no present intention of terminating the swap prior to the maturity date of the bonds.

NOTE 5 - SIGNIFICANT EVENTS

         On March 24, 1999, O'Sullivan announced that members of its senior management team, in conjunction with a financial buyer, had made a proposal to O'Sullivan's Board of Directors to acquire O'Sullivan, subject to requisite financing.

     Upon receiving the proposal, the Board of Directors established a Special Committee composed of independent directors to review its strategic alternatives in order to maximize stockholder value. The Special Committee retained the investment banking firm of Salomon Smith Barney Inc. to assist in the exploration and evaluation of strategic alternatives including solicitation of proposals from other potential acquirers of O'Sullivan.

The review process continues to proceed in a timely manner.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

RETIREMENT AGREEMENT

     In August 1998, O'Sullivan announced that Daniel F. O'Sullivan,
Chairman and Chief Executive Officer, had decided to retire effective upon the completion of the Board's search for a replacement. In October 1998, Mr. O'Sullivan and the Board of Directors completed negotiations on Mr. O'Sullivan's retirement package. The retirement agreement reached with Mr. O'Sullivan provides for certain benefits to be paid over a period of time.

     On March 24, 1999, the Board of Directors announced that it had suspended its search for a new Chairman and Chief Executive Officer to replace Mr. O'Sullivan, pending the completion of the strategic alternatives review by the Special Committee of independent directors. Under terms of Mr. O'Sullivan's retirement agreement, the aggregate amount of his ultimate benefits is dependent upon the date his successor is employed and therefore is not yet determinable. Accordingly, the one-time charge has not yet been recognized by O'Sullivan.

TERMINATION PROTECTION AGREEMENTS

     In March 1999, O'Sullivan entered into 24 Termination Protection
Agreements with its director-level managers. The Termination Protection Agreements (all of which are substantially similar) have initial terms of one year which automatically extend for successive one-year periods unless terminated by either party. If the employment of any of the managers is terminated (with certain exceptions) within twelve months following a "Change in Control," or in certain other instances in connection with a Change in Control, the managers are entitled to receive a cash payment equal to the total of six months salary and one-half of their respective annual bonus (twelve months salary and an annual bonus amount in certain instances). The managers would also be entitled to the continuation of certain insurance benefits (life insurance, disability, medical, dental and hospitalization benefits) for a period of up to six (or twelve) months. The agreements also provide for outplacement services for the manager.

     The Termination Protection Agreements also provide that O'Sullivan will make an additional "gross-up payment" (as defined in the Agreements) to the managers to offset fully the effect of any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), on any payment made to any of the managers arising out of or in connection with the employment of any of the managers. In addition, O'Sullivan will pay all legal fees and related expenses incurred by any of the managers arising out of employment or termination of employment.

     Under the Termination Protection Agreements, a "Change in Control" will be deemed to have occurred if either (i) any person or group acquires beneficial ownership of 15% of the voting securities of O'Sullivan, (ii) there is a change in the composition of a majority of the Board of Directors within any two-year period which is not approved by certain of the directors who were directors at the beginning of the two-year period; (iii) the stockholders of O'Sullivan approve a merger, consolidation or reorganization involving O'Sullivan; (iv) there is a complete liquidation or reorganization involving O'Sullivan; or (v) O'Sullivan enters into an agreement for the sale or other disposition of all or substantially all of the assets of O'Sullivan.

NOTE 7 - CONCENTRATION OF CREDIT RISK

     In March 1999, Service Merchandise Co., a large customer of O'Sullivan, filed for bankruptcy protection under Chapter 11. Service Merchandise has announced that it expects to reorganize and continue its operations. We increased our allowance for doubtful accounts by $0.6 million during the third fiscal quarter as a result of the Service Merchandise filing. There can be no assurance that Service Merchandise will be able to reorganize successfully and continue its business, or, if it does so, at what level it will continue its purchases from O'Sullivan.

     In July 1997, a large customer of O'Sullivan, Montgomery Ward & Co., filed for bankruptcy protection under Chapter 11. Montgomery Ward expects that it will be able to reorganize its operations under Chapter 11 protection and has continued to purchase products from us; however, the level of purchases declined in fiscal 1998 and showed a moderate increase in fiscal 1999, but could decline further as a result of the reorganization or otherwise.

     If Service Merchandise, Montgomery Ward or another major customer ceases or substantially reduces its purchases of products from O'Sullivan, there can be no certainty that we will be able to replace these sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Net sales for the quarter ended March 31, 1999 increased 17.6% to $108.5 million from $92.3 million for the quarter ended March 31, 1999. Sales for the nine month period ended March 31, 1999 increased 15.3% to $294.0 million from $255.0 million for the nine months ended March 31, 1999. During the quarter and the nine month period, sales increased in the discount mass merchant, specialty retailer and office superstore channels. Sales increased principally due to higher unit volume, while the average price per unit did not increase materially. Sales increases continue to be driven primarily by strong market growth, fueled in part by the sub-$1,000 computer market and the expansion of our market share in the consumer electronics channel.

     In March 1999, Service Merchandise Co., a large customer of O'Sullivan, filed for bankruptcy protection under Chapter 11. Service Merchandise has announced that it expects to reorganize and continue its operations. We increased our allowance for doubtful accounts by $0.6 million during the third fiscal quarter as a result of the Service Merchandise filing. There can be no assurance that Service Merchandise will be able to reorganize successfully and continue its business, or, if it does so, at what level it will continue its purchases from O'Sullivan.

     In July 1997, a large customer of O'Sullivan, Montgomery Ward & Co., filed for bankruptcy protection under Chapter 11. Montgomery Ward expects that it will be able to reorganize its operations under Chapter 11 protection and has continued to purchase products from us; however, the level of purchases declined in fiscal 1998 and showed a moderate increase in fiscal 1999, but could decline further as a result of the reorganization or otherwise.

     If Service Merchandise, Montgomery Ward or another major customer ceases or substantially reduces its purchases of products from O'Sullivan, there can be no certainty that we will be able to replace these sales.

     Gross profit increased to $32.8 million, or 30.2% of sales, for the three month period ended March 31, 1999 from $24.7 million, or 26.7% of sales, for the comparable prior year quarter. Gross profit increased to $85.8 million, or 29.2% of sales for the nine month period ended March 31, 1999, compared to $70.8 million, or 27.8% of sales for the comparable prior year period. Our higher gross margin during the quarter was due principally to the higher level of sales and improvements in productivity in all three of our facilities.

     In the fourth quarter of fiscal 1999, certain key commodity suppliers have announced their intent to pass certain price increases on to their customers, including O'Sullivan. If successful in their entirety, the after-tax effect is anticipated to be approximately $2.8 million. O'Sullivan believes that it can partially offset the effect of such increases through continued value analysis of our products, productivity gains in manufacturing, and inclusion of the higher costs in the selling price of our products. However, there can be no assurance that O'Sullivan will be successful in offsetting these potential price increases.

     Selling, marketing and administrative expenses increased to $20.2 million, or 18.6% of sales, for the three months ended March 31, 1999, from $17.9 million, or 19.4% of sales, for the three months ended March 31, 1999. Selling, marketing and administrative expenses for the nine month period ended March 31, 1999, increased to $58.2 million, or 19.8% of sales, from $51.8 million, or 20.3% of sales, for the comparable prior year period. For the quarter ended March 31, 1999, the dollar increase in selling, marketing and administrative expenses for the quarter was due primarily to increased sales levels with the exception of a $0.6 million bad debt expense related to the Chapter 11 filing of Service Merchandise. Out-bound freight costs were up over the prior year quarter primarily due to the higher sales level and customer mix. Advertising costs were down slightly over the prior year quarter.

     Interest expense of $0.6 million for the quarter ended March 31, 1999, decreased 17.0% compared to the $0.7 million during the quarter ended March 31, 1998. Interest expense decreased primarily due to the refinancing of the Virginia Industrial Revenue Bonds ("IRB's") in the second quarter of this fiscal year. Interest expense of $2.3 million for the nine months ended March 31, 1999 is 26.8% higher than the related prior year of $1.8 million, reflecting a $0.3 million call premium on the IRB's in the second quarter and increased borrowings in the first quarter. Borrowings at March 31, 1999 were down slightly when compared to the prior year.

REVIEW OF STRATEGIC ALTERNATIVES

     On March 24, 1999, O'Sullivan announced that members of its senior management team, in conjunction with a financial buyer, had made a proposal to O'Sullivan's Board of Directors to acquire O'Sullivan, subject to requisite financing. Upon receiving the proposal, the Board of Directors established a Special Committee composed of independent directors to review its strategic alternatives in order to maximize stockholder value. The Special Committee retained the investment banking firm of Salomon Smith Barney Inc. to assist in the exploration and evaluation of strategic alternatives including solicitation of proposals from other potential acquirers of O'Sullivan. The review process continues to proceed in a timely manner.

     In August 1998, O'Sullivan announced that Daniel F. O'Sullivan,
Chairman and Chief Executive Officer, had decided to retire effective upon the completion of the Board's search for a replacement. In October 1998, Mr. O'Sullivan and the Board of Directors completed negotiations on Mr. O'Sullivan's retirement package. The retirement agreement reached with Mr. O'Sullivan provides for certain benefits to be paid over a period of time.

     On March 24, 1999, the Board of Directors announced that it had suspended its search for a new Chairman and Chief Executive Officer to replace Mr. O'Sullivan, pending the completion of the strategic alternatives review by the Special Committee of independent directors. Under terms of Mr. O'Sullivan's retirement agreement, the aggregate amount of his ultimate benefits is dependent upon the date his successor is employed and therefore is not yet determinable. Accordingly, the one-time charge has not yet been recognized by O'Sullivan.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, O'Sullivan had cash and cash equivalents of $1.9 million and net working capital of $85.0 million compared to cash and cash equivalents of $1.8 million and net working capital of $72.9 million at June 30, 1998.

     Cash provided by operating activities during the nine months ended
March 31, 1999 amounted to $14.6 million compared to $20.3 million in the comparable prior year period. The decrease in cash flows resulted from higher sales, which increased receivables, and higher finished goods inventories for this year's nine months compared to the prior year period. Cash used in financing activities for this year to date included approximately $13.3 million for capital expenditures, primarily for equipment in our Virginia facility, compared to $22.9 million for the prior year period. Cash used by financing activities for the nine months was $1.3 million compared to $2.7 million in the prior year quarter. The $1.3 million for this year's nine months was primarily due to the purchase of treasury stock (net of contributions to employee benefit plans) and repayment of long-term debt.

     At March 31, 1999, O'Sullivan had long-term debt outstanding of $29.0 million. In 1995, O'Sullivan issued $20.0 million in private placement notes to certain insurance companies. The notes are payable in $4.0 million increments from fiscal 1999 to fiscal 2003; accordingly, $16.0 million of debt is classified as long term and $4.0 million is classified as current portion of long-term debt. A subsidiary of O'Sullivan was the obligor on $10.0 million of 8.25% IRB's that would have matured on October 1, 2008. On October 1, 1998, O'Sullivan refinanced these bonds with new, ten-year IRB's with the interest having a variable rate. The $0.3 million premium on the early retirement of the bonds was recognized as a loss in O'Sullivan's second quarter of fiscal 1999. The remainder of O'Sullivan's long-term debt is $3.0 million borrowed under O'Sullivan's revolving Credit Agreement.

     O'Sullivan has an unsecured $25.0 million revolving Credit Agreement with a bank that expires on February 28, 2001. With the refinancing of the IRB's, the $10.8 million standby letter of credit established in favor of Tandy Corporation expired on October 1, 1998. The Credit Agreement has several financial ratio covenants including the maintenance of a minimum working capital ratio and a minimum net worth. In addition, the Credit Agreement has provisions specifying certain limitations on dividends, investments and future indebtedness. O'Sullivan is currently in compliance with all of its debt agreements.

     On May 6, 1997, O'Sullivan announced that its Board of Directors had authorized the purchase of up to five percent of the outstanding shares of its common stock. O'Sullivan completed its purchases under the program in October 1998. Funding for the purchases came from available working capital and existing borrowing facilities.

     O'Sullivan also purchases its common stock to fund its employee benefit programs. O'Sullivan did not purchase any of its common stock during the third quarter of fiscal 1999. For the quarter, O'Sullivan transferred common stock with a cost of $0.7 million to its employee benefit plans.

     O'Sullivan uses derivative financial instruments to reduce interest rate risk. O'Sullivan does not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, O'Sullivan entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the swap is October 1, 1998 and the termination date is October 1, 2008. O'Sullivan has contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The swap will have the effect of hedging O'Sullivan's exposure to an increase in interest rates under its refinanced IRB's discussed above. Management has also designated this swap as a hedge against future interest rate exposure.

     Amounts to be paid or received under the swap agreement will be accrued as interest rates change and will be recognized over the life of the swap agreement as adjustments to interest expense. Gains or losses on terminated swaps will be recognized over the remaining life of the underlying obligation as an adjustment to interest expense. Due to the decrease in interest rates since the swap was consummated, the fair value of the forward starting swap agreement approximated $977,000 at March 31, 1999. This amount represents the amount O'Sullivan would have to pay to terminate the swap and approximates the present value of the reduced variable rate interest O'Sullivan expects to pay over the life of the bonds. This amount has not been recognized in the Consolidated Financial Statements, since it is accounted for as a hedge and O'Sullivan has no present intention of terminating the swap prior to the maturity date of the bonds.

     O'Sullivan believes that cash flow from operations, along with current unused balances under existing credit agreements, will be sufficient to fund O'Sullivan's operations in fiscal 1999, including capital expenditures, which are currently estimated in the range of $16.0 million for increased production capacity, improved productivity, enhanced new product development and for replacement equipment.

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

     In fiscal 1998, O'Sullivan completed final rollout of an enterprise software package to support its expanded sales and multiple plant and warehouse locations. With the exception of one ancillary module, the vendor of the software package states the package is year 2000 compliant. We expect to install and test upgrades to the final non-compliant module by May 31, 1999. We are continuing our testing efforts to backup the software vendors' statements of compliance.

     O'Sullivan is in the process of testing its computer systems to verify that software and hardware can process dates after December 31, 1999. This testing will continue. We have implemented electronic communications capabilities to ensure that order, shipping and invoicing data for dates after December 31, 1999 can be processed. This testing and verification is complete. We have successfully tested Y2K data with the National Retail Federation (NRF) and have received its Y2K compliance certification. We are also processing Y2K compliant order, shipping and invoicing data with certain of our EDI partners. We continue to test and implement

Y2K compliant electronic communications with other customers.

     O'Sullivan's ability to produce its products is dependent upon timely receipt of raw materials. Accordingly, we have requested our suppliers to provide information regarding their efforts to address year 2000 compliance issues. Every major supplier responded that it has evaluated and addressed its year 2000 compliance issues or is in the process of doing so. If a major supplier does not resolve its year 2000 compliance issues and is unable to provide us with timely deliveries of quality materials after December 31, 1999, we expect to locate and use alternative suppliers, although it is possible that we may be unable to do so, or may be able to do so only at increased expense.

     In addition, O'Sullivan has reviewed remaining critical business systems and is in the process of reviewing its computerized machinery and equipment for year 2000 compliance issues. We have reviewed over 1,898 pieces of equipment; the few modification requirements identified have been implemented. Only five pieces of equipment have not yet been tested due to scheduling of outside consultants. As deficiencies are discovered, a plan to remedy the deficiency is crafted and implemented. The review of machinery and equipment is expected to be complete by June 30, 1999. Based upon current information, we estimate that aggregate amounts expended to resolve year 2000 issues should not exceed $500,000.

     We expect to complete implementation of computer systems that are year
2000 compliant in fiscal 1999. However, this expectation is subject to uncertainties. For example, if we do not identify and fix all year 2000 problems in critical operations, O'Sullivan's results of operations or financial condition could be materially impacted. O'Sullivan's results could also be hurt if a major supplier or customer is unable to supply raw materials or receive our product.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     O'Sullivan's market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to our policies, natural hedging techniques and derivative financial instruments may be utilized to reduce the impact of adverse changes in market prices. O'Sullivan does not hold or issue derivative instruments for trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions.

     O'Sullivan has market risk in interest rate exposure, primarily in the United States. O'Sullivan manages interest rate exposure through its conservative debt ratio target and its mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions, and, for qualifying hedges, the interest differential of swaps is included in interest expense. O'Sullivan believes that its foreign exchange risk is not material.

     Due to the nature of its product lines, O'Sullivan has material sensitivity to certain commodities including particle board, fiberboard and cartoning. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect the after-tax earnings of O'Sullivan by approximately $700,000 annually.

     In the fourth quarter of fiscal 1999, certain key commodity suppliers have announced their intent to pass certain price increases on to their customers, including O'Sullivan. If successful in their entirety, the after-tax effect is anticipated to be approximately $2.8 million. O'Sullivan believes that it can partially offset some of the effect of such increases through continued value analysis of our products, productivity gains in manufacturing, and inclusion of the higher costs in the selling price of our products. However, there can be no assurance that O'Sullivan will be successful in offsetting these potential price increases.


                     PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

FORWARD LOOKING STATEMENTS

     Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation in Part I of this report, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate" or "plan." Important factors could cause results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include:

     -   receiving a fair offer for O'Sullivan from a potential buyer;
     - changes from anticipated levels of sales of O'Sullivan's products, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise;
     - pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995;
     - customer demand in excess of O'Sullivan's ability to supply product, such as the capacity constraint that affected O'Sullivan's shipping performance in the first half of fiscal 1994;
     - raw material cost increases, particularly in particle board and fiberboard, such as the increases that reduced O'Sullivan's earnings in fiscal 1994 and 1995 and such as have been received recently;
     - transportation cost increases due to a shortage of supply of trucks or railcars;
     - the bankruptcy of a major customer, such as Service Merchandise in March 1999 and Montgomery Ward & Co. in 1997;
     - loss of significant customers in connection with a merger or acquisition or bankruptcy;
     - actions of current or new competitors, such as reduction of prices on competitive products or introduction of new products competitive with O'Sullivan's products;
     -   increased advertising costs associated with promotional efforts;
     - failure by O'Sullivan or a major supplier or vendor to identify and remedy all critical year 2000 compliance issues or the discovery of additional year 2000 compliance issues requiring significant expenditures to remedy;
     -   new litigation or governmental regulations; and
     -   other uncertainties,

all of which are difficult to predict and many of which are beyond the control of O'Sullivan.

TERMINATION PROTECTION AGREEMENTS

     In March 1999, O'Sullivan entered into 24 Termination Protection Agreements with its director-level managers. The Termination Protection Agreements (all of which are substantially similar) have initial terms of two years which automatically extend for successive one-year periods unless terminated by either party. If the employment of any of the managers is terminated (with certain exceptions) within twelve months following a "Change in Control," or in certain other instances in connection with a Change in Control, the managers are entitled to receive a cash payment equal to the total of six months salary and one-half of their respective annual bonus (twelve months salary and an annual bonus amount in certain instances). The managers would also be entitled to the continuation of certain insurance benefits (life insurance, disability, medical, dental and hospitalization benefits) for a period of up to six (or twelve) months. The agreements also provide for outplacement services for the manager.

     The Termination Protection Agreements also provide that O'Sullivan will make an additional "gross-up payment" (as defined in the Agreements) to the managers to offset fully the effect of any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), on any payment made to any of the managers arising out of or in connection with the employment of any of the managers. In addition, O'Sullivan will pay all legal fees and related expenses incurred by any of the managers arising out of employment or termination of employment.

     Under the Termination Protection Agreements, a "Change in Control" will be deemed to have occurred if either (i) any person or group acquires beneficial ownership of 15% of the voting securities of O'Sullivan, (ii) there is a change in the composition of a majority of the Board of Directors within any two-year period which is not approved by certain of the directors who were directors at the beginning of the two-year period; (iii) the stockholders of O'Sullivan approve a merger, consolidation or reorganization involving O'Sullivan; (iv) there is a complete liquidation or reorganization involving O'Sullivan; or (v) O'Sullivan enters into an agreement for the sale or other disposition of all or substantially all of the assets of O'Sullivan.

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




                                   O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date:  May 13, 1999             By:          /s/ Richard D. Davidson
                                    --------------------------------------------
                                                 Richard D. Davidson
                                                   President and
                                               Chief Operating Officer



Date:  May 13, 1999             By:             /s/ Terry L. Crump
                                    --------------------------------------------
                                                   Terry L. Crump
                                               Executive Vice President
                                             and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


 Exhibit No.                      Description                               Page

 3.1 & 4.1  Certificate of Incorporation of O'Sullivan (incorporated by reference from Exhibit 3.1 to Registration Statement
            on Form S-1 (File No. 33-72120))
 3.2 & 4.2  Bylaws of O'Sullivan (incorporated by reference from
            Exhibit 3.2 to Registration Statement on Form S-1
            (File No. 33-72120))
    4.3     Specimen Stock Certificate of O'Sullivan (incorporated by
            reference from Exhibit 4.1 to Amendment No. 3 to Registration
            Statement on Form S-1 (File No. 33-72120))
    4.4     Rights Agreement dated as of February 1, 1994 between
            O'Sullivan and the First National Bank of Boston, as Rights
            Agent                                                             17
    4.4a    First Amendment to Rights Agreement                               46
    10.1    Fourth Amendment to Amended and Restated Credit Agreement
            between O'Sullivan, O'Sullivan Industries, Inc. and
            NationsBank, N.A. dated as of March 30, 1999                      50
    10.2    Form of Termination Protection Agreement between O'Sullivan
            and director-level managers                                       53
     27     Financial Data Schedule                                           66

         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.