Form 10-Q/A
period 1999-03-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1999-09-10
CIK 915354

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number:  1-12754


                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                    43-1659062
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

     1900 Gulf Street, Lamar, Missouri                 64759-1899
  (Address of principal executive offices)              (ZIP Code)

                                 (417) 682-3322
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

         As of September 8, 1999, 16,085,329 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $1.00 per share, and associated preferred stock purchase rights were outstanding.

                                     PART I

         O'Sullivan Industries Holdings, Inc. (the "Company" or the "registrant") hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 by deleting the portion of Item 2 of Part I of the report appearing under the heading "YEAR 2000 COMPLIANCE" and replacing such portion with the following:

         YEAR 2000 COMPLIANCE

                  Almost all companies must address whether their computer systems and applications will recognize and process dates after December 31, 1999. In prior years, many computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change of the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail, manufacturing operations to be disrupted, a temporary inability to process transactions and create other erroneous results unless corrective measures are taken.

                  O'Sullivan has established and developed a multi-step Year 2000 readiness plan for its internal systems including computer hardware (mainframe and personal computers), computer software, application programs, manufacturing equipment and office equipment (phone and fax systems). The plan includes development of corporate awareness, assessment of internal systems, assessment of customer and vendor readiness, project planning, project implementation (including remediation, upgrading and replacement), validation testing and contingency planning. The readiness plan is reviewed approximately every two to three weeks to determine progress and completion of various milestones.

                  In fiscal 1998, O'Sullivan completed the final rollout of an enterprise software package to support its expanded sales and multiple plant, multiple warehouse locations and replace an older non-compliant year 2000 system. The vendor of the software package states that the software is Year 2000 compliant except for minor issues for which remedial programming has been provided. We are testing and implementing the remedial programming. We are continuing our testing efforts to verify the vendor's statement of compliance and expect to complete this testing on or about October 31, 1999. O'Sullivan is utilizing internal resources to complete testing of the systems.

                  We have implemented electronic communications capabilities to ensure that order, shipping and invoicing data for dates after December 31, 1999 can be processed. This testing and verification is complete. We have successfully tested Year 2000 data with the National Retail Federation and have received its Year 2000 compliance certification. We are also processing Year 2000 compliant order, shipping and invoicing data with certain of our EDI customers. We will continue to test and implement Year 2000 compliant electronic communications with other customers as they update their systems to Year 2000 capabilities.

                  O'Sullivan has completed its review of remaining critical business systems in our computerized machinery and equipment for Year 2000 compliance issues. We have completed the review of over 1,898 pieces of equipment and have installed modifications in the few pieces of equipment requiring a year 2000 update.

                  In addition, O'Sullivan's ability to produce its products is dependent upon timely receipt of raw materials. Accordingly, we have requested our suppliers to provide information regarding their efforts to address Year 2000 compliance issues. Every major supplier responded that it has evaluated and addressed its Year 2000 compliance issues or is in the process of doing so. If a major supplier does not resolve its Year 2000 compliance issues and is unable to provide us with timely deliveries of quality materials after December 31, 1999, we expect to locate and use alternative suppliers, although it is possible that we may be unable to do so, or may be able to do so only at increased cost. For example, if it is apparent that certain material vendors or transportation companies may not achieve Year 2000 compliance, we intend to increase our raw material inventory for strategic materials necessary to continue production of product for our customers.

                  Based upon current information, O'Sullivan estimates that aggregate amounts expended to resolve Year 2000 issues should not exceed $500,000. These costs are made up of approximately $225,000 for modification of information systems software, which represents approximately 5% of the total information services budget for fiscal 1999, and approximately $275,000 represents costs of upgrading electronics for manufacturing and communication equipment. O'Sullivan expects to fund these expenditures through available cash from operations or the use of the bank revolver. All of these amounts will be deducted from income at the time the liability is incurred. As of June 30, 1999, O'Sullivan had spent approximately $93,000 in connection with its Year 2000 compliance plan.

                  O'Sullivan has developed the basics of a contingency plan to address situations that may result if O'Sullivan or its vendors or customers are unable to achieve Year 2000 readiness of critical operations. We are vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. This is most likely the worst case scenario for O'Sullivan involving Year 2000 compliance issues. For example, if the electrical grid failed for any of our manufacturing facilities, we would not be able to manufacture product for our customers. If natural gas for winter heating failed or was severely restricted, we would not be able to heat our buildings for our employees and could affect the functioning of certain laminating equipment. Anticipating the possibility of such failure or restriction, we plan to increase our finished goods inventory for our customers. If some automated processes fail in spite of our remediation efforts, we will resort to manual processes using regular and, if necessary, temporary staffing in order to perform the additional workload resulting from Year 2000-related malfunctions.

                  The costs of the project and the dates on which O'Sullivan believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. However, these expectations are subject to uncertainties. If we do not identify and fix all Year 2000 problems in critical operations, our results of operation and financial condition could be materially impacted. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date:   September 9, 1999               By:     /s/ Richard D. Davidson
                                                -----------------------
                                                  Richard D. Davidson
                                                     President and
                                                Chief Operating Officer





Date:   September 9, 1999                       /s/ Phillip J. Pacey
                                                --------------------
                                                   Phillip J. Pacey
                                                Vice President-Finance
                                                    and Treasurer
                                    (Principal Financial and Accounting Officer)