Form 10-K405
period 1999-06-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1999-09-28
CIK 915354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

                                       OR

      /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number:  1-12754

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               43-1659062
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   1900 Gulf Street, Lamar, Missouri                              64759-1899
   ---------------------------------                              ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (417) 682-3322

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                     -------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of September 15, 1999, 16,086,329 shares of common stock of O'Sullivan Industries Holdings, Inc. were outstanding, and the aggregate market value of the voting stock held by non-affiliates of O'Sullivan Industries Holdings, Inc. was $237,062,571, based on the New York Stock Exchange composite trading closing price and using the definition of beneficial ownership contained in Rule 16a-1(a)(2) promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers, some of whom may not be held to be affiliates upon judicial determination.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    The Index to Exhibits begins on page 57.

                                     PART I

ITEM 1.  BUSINESS.

HISTORY AND OVERVIEW

         O'Sullivan Industries Holdings, Inc., a Delaware corporation, is a leading designer, manufacturer and distributer of ready-to-assemble furniture in the United States. O'Sullivan was incorporated in November 1993 and acquired O'Sullivan Industries, Inc. in February 1994, immediately prior to the sale of its common stock in a public offering by TE Electronics Inc., a subsidiary of Tandy Corporation. Prior to the Offerings, O'Sullivan Industries, Inc. operated as a wholly owned subsidiary of TE. Subsequent to the Offerings, neither Tandy nor TE has had any continuing ownership interest in O'Sullivan.

         O'Sullivan owns manufacturing, warehouse and distribution facilities in Lamar, Missouri, South Boston, Virginia and Cedar City, Utah. O'Sullivan commenced operations at the Lamar, Missouri plant in 1965, and the South Boston, Virginia facility became operational in 1989. We phased in production at the Cedar City, Utah facility in the spring of 1995.

         O'Sullivan Industries Holdings, Inc. is a holding company that owns O'Sullivan Industries, Inc., a Delaware corporation. O'Sullivan Industries, Inc. owns O'Sullivan Industries - Virginia, Inc., a Virginia corporation. Generally, "O'Sullivan" refers to O'Sullivan Industries Holdings, Inc. and its subsidiaries.

         O'Sullivan engages in one industry segment: the design, manufacture and sale of RTA furniture.

MERGER AGREEMENT

         On March 24, 1999, O'Sullivan announced that members of its senior management team, in conjunction with a financial buyer, had made a proposal to O'Sullivan's Board of Directors to acquire O'Sullivan, subject to requisite financing. On May 18, 1999, O'Sullivan announced that it had entered into a definitive merger agreement with an investment group that includes members of O'Sullivan's senior management and Bruckmann, Rosser, Sherrill & Co., LLC.

         Under the merger agreement, O'Sullivan will be the surviving entity after the merger. Certain directors and members of senior management are participating with BRS in the buyout of existing O'Sullivan stockholders. After the completion of the merger, the management participants in the merger will own a total of approximately 28.4% of the common stock of the surviving corporation. BRS and its affiliates will own the balance.

         Upon completion of the merger, each share of O'Sullivan common stock becomes $17.50 in cash and one share of senior preferred stock of O'Sullivan. However, some of the shares of O'Sullivan common stock and options to acquire shares that are held by the management participants in the buyout will be exchanged for equity interests in the surviving corporation. The management participants in the buyout include 32 members of management, three directors and an affiliate of a fourth director. BRS has advised O'Sullivan that affiliates of BRS will own the balance of the equity. BRS has also advised O'Sullivan that O'Sullivan Industries, Inc. will incur all but $25 million of debt borrowed to finance the recapitalization and merger; the remainder will be borrowed by O'Sullivan Industries Holdings, Inc. Under Delaware law, stockholders who do not vote in favor of the merger transaction have the right to dissent from the merger and receive the "fair value" of their shares in cash.

THE RTA FURNITURE SEGMENT

         We are a leading designer, manufacturer and distributer of ready-to-assemble furniture products, with over 45 years of experience. We sell primarily to the rapidly growing home office and home entertainment markets. We manufacture approximately 450 stock keeping units of ready-to-assemble furniture at retail price points from $20 to $999. Our product offerings include ready-to-assemble desks, computer workcenters, home entertainment centers, audio equipment racks, pantries and microwave oven carts. We also manufacture a variety of other ready-to-assemble furniture for home office, home entertainment and other home uses. We design our products to provide high quality, value and ease of assembly by the consumer using straight-forward, diagramed instructions.

         We distribute our products primarily through office superstores, including OfficeMax, Office Depot and Staples, discount mass merchants including Wal-Mart, Target and Kmart, as well as through other retail channels. We own three modern manufacturing facilities totaling over 2.1 million square feet that are strategically located across the United States. This network of manufacturing facilities positions us closer to our customers and reduces freight costs. Freight costs represent a significant portion of total product cost. For the fiscal year ended June 30, 1999, we had sales of $379.6 million, EBITDA of $49.9 million and net income of $21.2 million.

         The $3.1 billion ready-to-assemble segment of the North American furniture market grew at a compound annual growth rate of 11.6% from 1990 through 1998. This was significantly faster than the 5.1% compound annual growth rate of the total $57.9 billion domestic residential furniture market from 1990 to 1998. The market for residential furniture, which includes upholstered furniture and wood furniture shipped fully assembled by the manufacturer, is influenced by a variety of factors, including home sales, housing starts and general economic conditions. We believe the faster growth of ready-to-assemble furniture products is the result of changes in the needs of consumers, changes in retail distribution channels and improvements in product quality.

   - CHANGES IN THE NEEDS OF CONSUMERS. Consumer demand for personal computers, which has been accelerating in part due to the rapid growth of the Internet, and for larger screen televisions and related equipment has driven the demand for more sophisticated ready-to-assemble home office and home entertainment furniture. We expect these trends to continue as the number of households owning personal computers, home theaters and other audio and video equipment expands.

   - CHANGES IN RETAIL DISTRIBUTION CHANNELS. Office superstores and discount mass merchants have altered the way many products are sold in the United States. The ready-to-assemble furniture segment has been positively impacted by the rapid growth and increased market share of these retailers. These distribution channels accounted for over 50% of the domestic sales of ready-to-assemble furniture in 1997.

   - IMPROVEMENTS IN PRODUCT QUALITY. Improvements in equipment, software and manufacturing processes have enabled the ready-to-assemble furniture industry to produce higher quality, more durable products. As a result of these improvements, ready-to-assemble furniture has become more comparable in quality and durability to wood furniture shipped fully assembled by the manufacturer but remains relatively less expensive.

         We believe that these trends will continue to drive the growth of the ready-to-assemble segment of the retail furniture market.

COMPETITIVE STRENGTHS

         We believe that we are able to compete effectively due to the following strengths:

         LEADING MARKET SHARE POSITION. We are the second largest North American ready-to-assemble furniture manufacturer in terms of domestic sales, a position that we have held for the last ten years. In calendar year 1998, our estimated share of the ready-to-assemble furniture market was approximately 16%. Many of our largest customers, including office superstores and discount mass merchants, have substantial purchasing requirements across the country. We are able to satisfy these requirements because of our large manufacturing capacity and our innovative, high quality products.

         LEADER IN PRODUCT QUALITY, INNOVATION AND DESIGN. We believe that we are recognized as a leader in product quality, innovation and design in the ready-to-assemble furniture industry. Our computer-aided design software and our modern manufacturing processes enable us to develop more than 150 new products per year.

Consequently, about one-third of our products are new each year. Our ability to innovate allows us to keep pace with changes in retailer and consumer tastes and demands.

         WELL-ESTABLISHED CUSTOMER RELATIONSHIPS. We have well established relationships with many of the largest retailers of ready-to-assemble furniture in the United States. These include office superstores like OfficeMax, Office Depot and Staples. They also include national discount mass merchants, like Wal-Mart, Target and Kmart. Over the past two years, we have also established relationships with leading electronic superstores like Best Buy and Circuit City. We believe we have a long history as a trusted vendor and have earned a reputation for product quality and innovation, customer responsiveness and manufacturing flexibility.

         RECENT CAPACITY EXPANSION AND SYSTEM UPGRADES POSITION US FOR GROWTH. We recently completed a $20 million capacity expansion program in our Virginia plant. This expansion increased our total manufacturing capacity by approximately 15%. We also recently completed a $13 million manufacturing equipment upgrade in our Missouri plant. In addition, we recently completed an upgrade of our management information systems. This upgrade included a corporate-wide conversion to JD Edwards software. We also installed new point-of-sale analytical software that allows our sales force to better analyze sales trends and consumer preferences. In addition, we installed Pro-engineering, a computer-aided design software package. This software enhances our product design capabilities and reduces the time before newly conceived products reach the market.

         LOW COST, GEOGRAPHICALLY DIVERSIFIED MANUFACTURING OPERATIONS. We believe that we are a low-cost ready-to-assemble furniture producer due to our large scale, modern facilities and efficient manufacturing processes. We are the only major ready-to-assemble furniture manufacturer with a plant in each of the eastern, central and western regions of the United States. This allows our plants to receive particleboard and fiberboard from the manufacturers located nearest to them. Our network of manufacturing facilities positions us closer to our customers. It also reduces shipping costs, which represent a significant proportion of product cost. We are the only major ready-to-assemble furniture manufacturer with a manufacturing facility in the western United States, the fastest growing region of the nation for ready-to-assemble furniture sales.

         EXPERIENCED MANAGEMENT TEAM WITH SIGNIFICANT EQUITY OWNERSHIP. Our senior management team has extensive experience in the ready-to-assemble segment of the furniture industry. Our top twelve executives have been with us for an average of over 17 years. In addition, we have broadened our management's expertise by hiring executives from other leading manufacturers. Management participants in the recapitalization and merger will retain equity in O'Sullivan valued at a total of $13.2 million in connection with the recapitalization and merger. This retained equity includes an interest of approximately 28.4% in the outstanding common stock of the surviving corporation. As a result of its substantial equity interest, we believe the management participants in the buyout will have significant incentive to continue to increase our sales and profitability.

         GROWTH STRATEGY. Sales of ready-to-assemble furniture, although expanding more rapidly than sales of traditional casegood furniture, still represent only about 5.7% of the overall domestic residential furniture market. As the quality of ready-to-assemble furniture continues to improve, and office superstores and discount mass merchants continue to expand, we expect ready-to-assemble furniture to gain additional market share. The key elements of our growth strategy are as follows:

         CONTINUE TO DEVELOP A BROAD RANGE OF INNOVATIVE, HIGH QUALITY PRODUCTS. We are dedicated to offering a broad range of high quality products at a variety of retail prices. We believe that by maintaining a broad product line, we can appeal to a greater number of consumers and penetrate a larger number of distribution channels. We seek to drive demand for our products and maintain profitability in an otherwise price-rigid environment by providing a steady supply of high quality product introductions. In fiscal year 1999, we introduced approximately 150 new products.

         FURTHER PENETRATE EXISTING AND NEW, GROWING DISTRIBUTION CHANNELS. Sales to office superstores and discount mass merchants, our core distribution channels, have grown at a compound annual growth rate of 14.6% since fiscal year 1995 to over $250 million in fiscal year 1999. To increase sales to our existing customer base, we have developed several initiatives. These initiatives include dedicated product lines, enhanced customer service and tailored marketing programs. We have also focused on increasing sales to other growing distribution channels. These channels include electronic specialty retailers and home improvement centers. Many of these retailers are increasing the ready-to-assemble furniture component of their product mix.

         LOWER PRODUCTION COSTS. Producing ready-to-assemble furniture cost effectively is vital to our competitive position. This belief was the premise for our recently completed capital expansion and management information systems upgrade. Our capital investments have increased our total manufacturing capacity and we are currently standardizing selected manufacturing processes to further reduce set-up downtime. New equipment and employee training have also improved our inventory management, order fulfillment rates and production efficiency. In addition, our JD Edwards and Pro-engineering software implementations have improved our customer responsiveness and product design capability. We believe that we have not yet fully realized the benefits of our capital expansion and management information systems upgrade.

         REMAIN COMMITTED TO CUSTOMER SERVICE. We are committed to providing superior customer service to maintain strong relationships with our customers. We strive to develop marketing strategies that are consistent with our customers' needs and their position in the marketplace. The recent investments we have made to improve our management information systems and increase our manufacturing capacity should enable us to provide a higher level of customer responsiveness, improve the look and quality of our products and enhance our ability to forecast orders.

INDUSTRY OVERVIEW

         GENERAL. The $3.1 billion domestic ready-to-assemble segment of the retail furniture market is comprised of all sales of prefinished, or unfinished, non-upholstered furniture purchased in component form and then assembled by the consumer. Domestic ready-to-assemble furniture is generally made from particle board or fiberboard laminated to replicate the appearance of different types of wood or other surfaces. Through improvements in product quality, innovation and assembly, ready-to-assemble furniture manufacturers today can offer a broad array of products ranging from $20 television and video cassette recorder stands to $999 computer workcenters. Although technological advances allow ready-to-assemble furniture manufacturers to imitate the look and durability of casegood furniture, ready-to-assemble furniture manufacturers are generally able to sell at lower prices due to lower raw material, manufacturing and transportation costs.

         The ready-to-assemble segment of the retail furniture market has grown at an 11.6% compound annual growth rate from 1990 to 1998, compared to the compound annual growth rate of the United States gross domestic product of 5.0% over the same period. We believe the growing popularity of ready-to-assemble furniture products is the result of improvements in product quality, basic structural changes in the retail distribution channels and increased demand created by the changes in the needs of consumers.

         IMPROVEMENTS IN PRODUCT QUALITY. During the past ten years, ready-to-assemble furniture has evolved and improved dramatically. Industry studies and publications indicate that consumers' attitudes regarding ready-to-assemble furniture have followed suit to a large extent. Due to improvements in the ready-to-assemble furniture manufacturing process, the quality of ready-to-assemble furniture, while lower in cost, is now more comparable to that of wood furniture shipped assembled by the manufacturer. Ready-to-assemble furniture manufacturers are able to provide additional competitive advantages relative to assembled wood furniture. These advantages include a broader range of surfaces and colors, enhanced design to support the most recent home office/entertainment equipment and immediate product availability.

         EXPANSION OF KEY CUSTOMERS. The growth in the office superstore and mass merchant retail channels has fueled the growth of ready-to-assemble furniture in the United States. These channels currently account for over 50% of all ready-to-assemble furniture sales. Some mass merchants and office superstores have announced that they will open new domestic stores in 1999. These include about 105 stores for OfficeMax, 105 stores for Office Depot, 100 stores for Wal-Mart, 60 stores for Target and 150 stores for Staples. We anticipate having our products included in the majority of these new stores.

         GROWTH IN HOME OFFICE FURNITURE. In 1998, sales of ready-to-assemble home office furniture accounted for most of the overall home office furniture sales in the United States. As the number of home office households and households owning one or more personal computers continue to increase, we expect the demand for home office furniture to increase as well. Home office households are projected to grow at a compound annual growth rate of 7.4% from 1997 to 2002. Home office households with personal computers are projected to grow at a compound annual growth rate of 11.0%, reaching 37.8 million by 2002. Additionally, as the price of lower-end personal computers has steadily declined below $1,000 in the past three years, computer ownership in median and lower income households has increased significantly. Personal computer shipments in 1998 increased to an estimated 12.8 million units, up 16.4% from 11.0 million units in 1997. The penetration rate of personal computers in U.S. households due to declining prices and increased use of the Internet is expected to increase from 43% in 1997 to 51% in 2001.

         CONTINUING GROWTH AND INNOVATION IN THE HOME ENTERTAINMENT MARKET. The demand for larger television sets and related audio and video equipment has created increased demand for ready-to-assemble furniture. In 1998, an estimated
22.2 million televisions were sold in the United States. In 1998, television sales increased 1.6%, to $6.1 billion from $6.0 billion in 1997. During this period, the market for large screen televisions, defined as 32" or larger, increased 57.1%, from $2.1 billion in 1997 to $3.3 billion in 1998. Sales of large screen televisions for the first four months of 1999 were 30% higher than during the same period in 1998. The surge in overall sales and sales of large screen televisions has occurred in part due to a general price decline. For example, prices for 32" screen televisions have dropped 40% since 1996. Many entertainment centers sold over the past decade accommodate televisions with a maximum screen size of 27". These entertainment centers need to be replaced by new furniture products to accommodate larger screen televisions.

          PRODUCT OVERVIEW. We group our product offerings into three distinct categories:

     - furniture for the home office, including desks, computer work centers, bookcases, filing cabinets and computer storage racks;

     - electronics display furniture, including home entertainment centers, home theater systems, television and stereo tables and cabinets, and audio and video storage racks; and

     - home decor furniture, including microwave oven carts, pantries, living room and recreation room furniture and bedroom pieces, including dressers, night stands and wardrobes.

The following is a description of some of our products.


       PRODUCT                       DESCRIPTION                            KEY CUSTOMERS
       -------                       -----------                            -------------

Living Dimensions.......    Contemporary small office/home           OfficeMax, Office Depot, Best
                            office and entertainment                 Buy, Office World, Circuit City,
                            furniture.  Upscale features             Service Merchandise
                            include Armortop(R)laminates and
                            Quickfit(TM) fastener system.

Ovations................    Transition style entertainment           Best Buy, Circuit City,
                            furniture collection in both medium      Montgomery Ward
                            Mystique Maple and light Snow Maple
                            finish.

Scandinavian............    Contemporary small office/home           Office Depot, OfficeMax, Ames,
                            office and entertainment furniture       Target, Best Buy
                            collection in medium Alder Finish.



       PRODUCT                       DESCRIPTION                            KEY CUSTOMERS
       -------                       -----------                            -------------

Xpressions(TM)..........    Generation X targeted home office        Wal-Mart, Circuit City, Meijer,
                            and entertainment furniture              Ames, Staples, Montgomery Ward
                            collection.  Features include
                            mini-stereo system compatibility,
                            lavish media storage and youthful
                            high contrast, two-tone finish.

French Gardens..........    Country French style collection          OfficeMax, Shopko, Montgomery Ward
                            with antique Odessa Pine finish.
                            Both home office and entertainment
                            products.

Carmel Valley(R)........    Transitional styled home office and      Ames, Montgomery Ward, Service
                            entertainment furniture collection       Merchandise, Best Buy
                            in a medium oak finish.



PRODUCT DESIGN AND DEVELOPMENT

          We believe we are an industry leader in product quality and innovation. We are committed to the continuing development of unique furniture that meets consumer needs. With over 50% of our sales to the home office market, we believe we are recognized as one of the industry's premier producers of contemporary home office ready-to-assemble furniture. As evidence of our commitment to quality and innovation, in the past three years we introduced an average over 150 products per year. In the ready-to-assemble furniture industry, a new product can be a variation in color or styling of an existing product. By providing a continuous supply of new product introductions, we are able to drive demand for our products, which we believe will allow us to maintain our profit margins in an otherwise price-rigid environment.

         We maintain an in-house product design staff that collaborates with our marketing personnel and customers to develop new products based on demographic and consumer information. The product design professionals then work with our engineering division to produce full-scale prototypes. The engineering staff uses computer-aided design Pro-engineering software, which provides the latest three-dimensional graphics capabilities. Pro-engineering software allows a design engineer to accelerate the time-to-completion for a new product design. This allows us to reduce the time before newly conceived products reach the market. We then show our prototypes to our customers to gauge interest. If initial indications of product appeal are favorable, we usually can commence production within twelve weeks. In fiscal year 1999, we spent approximately $800,000 on product design and development.

CUSTOMERS

           Ready-to-assemble furniture is sold through a broad array of distribution channels, including discount mass merchants, office superstores, electronic superstores, national department stores and home centers. While the ready-to-assemble segment historically has been dominated by discount mass merchants like Wal-Mart, Target and Kmart, office superstores have quickly become the second largest distribution channel. The office superstores are the fastest growing channel with 21% of total 1997 ready-to-assemble furniture sales. We have a leading market share position in both of the two major distribution channels and longstanding relationships with key customers. In fiscal year 1998, over 60% of our sales were made through the office superstore and discount mass merchant channels. In that same period, sales to OfficeMax accounted for 20.1% of our total sales and Office Depot accounted for 11.6% of our total sales. Similar to other large ready-to-assemble furniture manufacturers, our sales are fairly concentrated.

SALES AND MARKETING

         We manage our customer relationships both through our in-house sales force and a network of independent sales representatives. Key accounts like OfficeMax and Office Depot are called on jointly by our sales force and independent sales representatives. Smaller customers are serviced mainly by independent sales representatives, whose activities are reviewed by our in-house sales force. As of June 30, 1999, we employed 15 people in our sales department and 14 people in our marketing department.

         We work extensively with our customers to meet their specific merchandising needs. Through customer presentations and other direct feedback from the customer and consumers, we identify the consumer tastes and profiles of a particular retailer. With this information, we make product recommendations to our customers. We maintain a close dialogue with customers to ensure that the design and functional requirements of our products are fulfilled.

         Our products are promoted by our customers to the public under cooperative and other advertising agreements. Under these agreements, our products are advertised in newspaper inserts and catalogs, among other publications. We generally cover a portion of the customer's advertising expenses if the customer places approved advertisements mentioning us and our products by name. We may also provide support to some customers' advertising programs. We generally do not advertise directly to consumers. We do, however, advertise in trade publications to promote O'Sullivan as a producer of high quality ready-to-assemble furniture.

         We provide extensive service support to our customers. This support includes designing and installing in-store displays, educating retailers' sales forces and maintaining floor displays. We have been recognized for our commitment to our retail partners and have earned several awards in recent years. These awards include the 1998 Vendor of the Year award in the ready-to-assemble furniture category from both Kmart and Shopko.

         We participate in the eight-day furniture markets held in High Point, North Carolina in April and October of each year. High Point is the principal international market in the furniture industry. It attracts buyers from the United States and abroad. We maintain over 16,000 square feet of leased showroom space at High Point. We also maintain two other showrooms to market our product lines. In addition, we participate in other trade shows, including the international furniture show in Cologne, Germany.

MANUFACTURING

         We operate three modern manufacturing facilities, which are described more fully below. They are located in Lamar, Missouri, South Boston, Virginia and Cedar City, Utah. In total, our facilities have over 2.1 million square feet.

     - LAMAR, MISSOURI: Opened in 1965, this facility has about 1.1 million square feet. It is the largest of our three facilities and has the capability to produce our entire product offering. This facility also serves as our corporate headquarters.

     - SOUTH BOSTON, VIRGINIA: Opened in 1989, our South Boston facility has been expanded to approximately 480,000 square feet. This includes a 100,000 square foot expansion in 1993 and an additional 30,000 square foot expansion in 1998. The South Boston facility has the capability to manufacture substantially all of our products. As a part of our expansion in 1998, we added a strip line, a laminator, a combi-former machine and a new wrap line to the facility.

     - CEDAR CITY, UTAH: This facility was opened in the spring of 1995. Our newest plant encompasses about 530,000 square feet. It has about 25% of the production capacity of our Lamar facility. We opened this facility in Utah to be closer to western customers and particleboard suppliers in order to reduce transportation costs. The building in Cedar City is now utilizing approximately 50% of its available manufacturing space. Consequently, it could accommodate substantial capacity expansion.

         We have invested approximately $60 million in capital improvements to expand production capacity, increase manufacturing efficiency and install a new corporate-wide JD Edwards management information system since the beginning of fiscal year 1997. These efforts have provided significant production improvements, including:

   - IMPROVED PRODUCT STYLING AND EFFICIENCY: We were one of the first ready-to-assemble furniture manufacturers to utilize combi-former machines. This fall, we expect to install our fourth combi-former machine. These machines provide a significant advantage in product styling by creating rounded and other curved edges on furniture parts.

   - IMPROVED MANUFACTURING EFFICIENCY: Our new equipment is highly automated and efficient. However, it is also complex and requires extensive training. As our employees have become more familiar with the new equipment, their productivity has improved. We expect these improvements to continue.

   - INCREASED MANUFACTURING FLEXIBILITY: The new equipment installed at our South Boston, Virginia plant has provided expanded capacity and manufacturing flexibility. As a result, the South Boston facility is now capable of manufacturing a broader spectrum of parts. Some of these parts were formerly manufactured only in our Lamar plant. We believe that our expanded manufacturing capacity will increase manufacturing flexibility, reduce freight costs and allow us to better serve East Coast markets.

RAW MATERIALS

         The materials used in our manufacturing operations include particleboard, fiberboard, coated paper laminates, glass, furniture hardware and packaging materials. Our largest raw material cost is particleboard. We purchase all of our raw material needs from outside suppliers. We buy our particleboard and fiberboard at market-based prices from several independent wood product suppliers. We purchase other raw materials from a limited number of vendors. These raw materials are generally available from other suppliers, although the cost from alternate suppliers might be higher.

         As is customary in the ready-to-assemble furniture industry, we do not maintain long-term supply contracts with our suppliers. We do, however, have long standing relationships with all of our key suppliers and encourage supplier partnerships. Our supplier base is sufficiently diversified so that the loss of any one supplier in any given commodity should not have a material adverse effect on our operations. We have never been unable to secure needed raw materials. However, there could be adverse effects on our operations and financial condition if we are unable to secure necessary raw materials like particleboard and fiberboard.

         Because we purchase all of our raw materials from outside suppliers, we are subject to fluctuations in prices of raw materials. For example, our results of operations were significantly affected in fiscal year 1995 by higher particleboard and fiberboard prices. Future increases in the price of raw materials could again affect our results of operations.

COMPETITION

         The residential furniture market is very competitive and includes a large number of both domestic and foreign manufacturers. Our competitors include manufacturers of both ready-to-assemble and assembled furniture. Although a large number of companies manufacture ready-to-assemble furniture, the top five ready-to-assemble furniture manufacturers accounted for an estimated 76% of the domestic ready-to-assemble furniture market in 1998. Our top five competitors in terms of market share of the ready-to-assemble segment are Sauder Woodworking, Inc., Bush Industries, Inc., Dorel Industries, Inc., Mills Pride, and Creative Interiors. Some of our competitors have greater sales volume and financial resources.

         We, along with some of our competitors, have continued to increase production capacity significantly as the market for ready-to-assemble furniture has grown. In fiscal year 1996, these increases in capacity created some surplus in production capacity in the ready-to-assemble furniture industry. The current increases in production capacity could again cause excess capacity and increased competition if anticipated sales increases do not materialize. This could adversely affect our margins and results of operations.

PATENTS AND TRADEMARKS

         We have a United States trademark registration and international trademark registrations or applications for the use of the O'Sullivan(R) name on furniture. We believe that the O'Sullivan name and trademark are well-recognized and associated with high quality by both our customers and consumers and are important to the success of our business. Our products are sold under a variety of trademarks in addition to O'Sullivan. Some of these names are registered trademarks. We do not believe that the other trademarks we own enjoy the same level of recognition as the O'Sullivan trademark. We also do not believe that the loss of the right to use any one of these other trademarks would be material to our business. We hold a number of patents and licenses. None of these patents and licenses are individually considered by us to be material to our business.

SHIPPING

         We offer customers the choice of paying their own freight costs or having us absorb freight costs. If we absorb the freight costs, our product prices are adjusted accordingly. When we pay freight costs, we use independent trucking companies with whom we have negotiated competitive transportation rates.

BACKLOG

         Our business is characterized by short-term order and shipment schedules of generally less than two weeks. Accordingly, we do not consider backlog at any given date to be indicative of future sales.

SEASONALITY

         We generally experience a somewhat higher level of sales in the second and third quarters of our fiscal year in anticipation of and following the holiday selling seasons.

PROPERTIES

         We own three manufacturing facilities. We also lease distribution warehouses in Lamar, Missouri and South Boston, Virginia. We utilize space in bonded warehouses in Markham, Ontario for our Canadian operations and Oxfordshire, United Kingdom for our European customers.

INSURANCE

         We maintain liability insurance at levels that we believe are adequate for our needs. We believe these levels are comparable to the level of insurance maintained by other companies in the furniture manufacturing business.

EMPLOYEES

         As of June 30, 1999, we had approximately 2,500 employees. 64% of these employees are located in Lamar. None of our employees are represented by a labor union. We believe that we have good relations with our employees.

ENVIRONMENTAL AND SAFETY REGULATIONS

         Our operations are subject to extensive federal, state and local environmental laws, regulations and ordinances. Some of our operations require permits. These permits are subject to revocation, modification and renewal by governmental authorities. Governmental authorities have the power to enforce compliance with their regulations. Violators may be subject to fines, injunction or both. Compliance with these regulations has not in the past had a significant effect on our earnings, capital expenditures or competitive position. We anticipate increased federal and state environmental regulations affecting us as a manufacturer, particularly regarding emissions and the use of various materials in our production process. In particular, regulations to be issued under the Clean Air Act Amendments of 1990 could subject us to new standards regulating emissions of some air pollutants from our wood furniture manufacturing operations. We cannot at this time estimate the impact of these new standards on our operations, future capital expenditure requirements or the cost of compliance. We have applied for air emission permits under Title V of the Clean Air Act Amendments of 1990.

         Our manufacturing process creates by-products, including sawdust and particleboard flats. At the South Boston facility, this material is given to a recycler or disposed of in landfills. At the Lamar facility, the material has been sent to a recycler and off-site disposal sites. Wood by-products generated at the Cedar City facility are shipped to a local landfill. Our by-product disposal costs were approximately $1.8 million for fiscal 1999, $1.2 million for fiscal 1998, and $1.0 million for fiscal 1997.

         Our manufacturing facilities ship waste products to various disposal sites. If our waste products include hazardous substances and are discharged into the environment, we are potentially liable under various laws. These laws may impose liability for releases of hazardous substances into the environment. These laws may also provide for liability for damage to natural resources. One example of these laws is the federal Comprehensive Environmental Response, Compensation and Liability Act. Generally, liability under this act is joint and several and is determined without regard to fault. In addition to the Comprehensive Environmental Response, Compensation and Liability Act, similar state or other laws and regulations may impose the same or even broader liability for releases of hazardous substances.

         We have been designated as a potentially responsible party under the Arkansas Remedial Action Trust Fund Act for the cost of cleaning up a disposal site in Diaz, Arkansas. We entered into a DE MINIMIS buyout agreement with some of the other potentially responsible parties. We have contributed $2,000 to date toward cleanup costs under this agreement. The agreement subjects potentially responsible parties to an equitable share of any additional contributions if cleanup costs exceed $9 million. In this event, we would be liable for our share of the excess. Cleanup expenses have approached $9 million. The state has approved a plan providing that groundwater at the site be monitored. No further remediation activity is necessary unless further problems are discovered. The monitoring activities should not require the potentially responsible parties to make additional payments. We believe that the amounts we may be required to pay in the future, if any, relating to this site will be immaterial.

         Our operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and related regulations. Additionally, some of our products must comply with the requirements and standards of the United States Consumer Products Safety Commission. We believe that we are in substantial compliance with all of these laws and regulations.

ITEM 2.  PROPERTIES.

         O'Sullivan owns three manufacturing, warehouse and distribution facilities. The Lamar, Missouri facility, which also serves as O'Sullivan's headquarters, consists of approximately 1,094,000 square feet. The South Boston, Virginia facility has approximately 480,000 square feet, and the Cedar City, Utah facility has approximately 530,000 square feet.

         O'Sullivan has minimal unused land at Lamar on which it could build new production or warehouse facilities. It does have excess land at South Boston and Cedar City which may be used for expansion.

         O'Sullivan also leases space for showrooms in High Point, North Carolina and Bentonville, Arkansas. It leases warehouse space in Lamar, Missouri and South Boston, Virginia.

         O'Sullivan's Canadian operations are in a leased facility in Markham, Ontario. O'Sullivan's United Kingdom operations are in a leased facility in Oxfordshire.

         O'Sullivan considers its owned and leased facilities to be adequate for the needs of O'Sullivan and believes that all of its owned and leased properties are well maintained and in good condition.

ITEM 3.  LEGAL PROCEEDINGS.

         TANDY LITIGATION. Prior to the initial public offering in 1994 of our common stock, we were owned by Tandy Corporation. As part of the initial public offering, we entered into a tax sharing and tax benefit reimbursement agreement with Tandy. The structure of the public offering increased the basis in our assets for tax purposes. This basis increase reduces the amount of gain we recognize upon sales of our assets and increases our annual tax deductions for depreciation and amortization. This increase in deductions reduces the amount of income tax that we pay. Under the tax sharing agreement, we agreed to pay
Tandy nearly all of the benefit we receive from this reduction in our taxable income, as determined after taking into account all of our other deductible expenses. The payment to Tandy under the tax sharing agreement was $9.7 million for fiscal 1999, $11.7 million for fiscal 1998 and $6.0 million for fiscal 1997. This agreement will remain in effect until 2033. However, under the terms of the tax sharing agreement, O'Sullivan and Tandy are expected to negotiate a final payment and termination date of the agreement in 2009.

         Since the initial public offering, in determining the payment to Tandy under the tax sharing agreement, we have historically deducted our interest expense. We will incur a significant increase in interest expense associated with our higher debt levels in connection with the financing of the merger. On June 29, 1999, Tandy filed a petition in the 352nd District Court of Texas in Tarrant County. The petition alleges that any reduction in our tax benefit payments from our increased interest expense incurred in financing the merger would violate the tax sharing agreement.

         On September 9, 1999, Tandy filed a motion for summary judgment in its lawsuit against us. The motion argues that Tandy is entitled to a court order requiring us to commence dispute resolution procedures under the tax sharing agreement. Because we have made all the payments required under the tax sharing agreement and because no merger has occurred, we believe that Tandy's lawsuit is premature since there cannot be a dispute under the tax sharing agreement with respect to the increased interest resulting from the merger until the merger is completed. Alternatively, Tandy argues that it is entitled to a court order preventing us from deducting the interest expense related to the merger from our tax-sharing payments to Tandy. Tandy's argument is based on a letter to that effect, dated June 22, 1999, from PricewaterhouseCoopers LLP to an officer of Tandy. Tandy claims that the June 22, 1999 letter entitles it to the relief it seeks since PricewaterhouseCoopers is our auditing firm. According to Tandy, PricewaterhouseCoopers should necessarily be an acceptable arbiter to O'Sullivan under the tax sharing agreement's dispute resolution provisions. PricewaterhouseCoopers, however, did not issue the letter in its capacity as our auditor or as a neutral arbiter, but rather at the request of Tandy. Moreover, PricewaterhouseCoopers states in the letter that the letter "does not constitute a tax opinion or legal advice."

         We believe the PricewaterhouseCoopers letter does not entitle Tandy to relief because, among other invalid assumptions supplied by Tandy, that letter incorrectly assumes that OSI Acquisition, Inc. will incur the debt used to finance the merger. The PricewaterhouseCoopers letter relies on an opinion provided by Tandy's outside counsel. We have not seen that opinion. In fact, the debt used to finance the merger will be incurred by O'Sullivan Industries Holdings, Inc. and its operating subsidiary, O'Sullivan Industries, Inc. In addition, we have received an opinion from our outside counsel that supports our interpretation of the tax sharing agreement. A hearing on the motion for summary judgment is scheduled for October 1, 1999. We believe Tandy's lawsuit is without merit and intend to defend ourselves vigorously.

         We are and expect to continue to be in full compliance with the tax sharing agreement after the recapitalization transactions. Although we believe that our interpretation of the tax sharing agreement will ultimately prevail over Tandy's interpretation, we cannot assure you of this. If Tandy were to prevail, our increased interest expense following the merger would not be taken into account in determining our annual payments to Tandy. For example, if Tandy were to prevail based on current earnings estimates our payments to Tandy would be approximately $5.0 million greater than we currently anticipate over the next two fiscal years combined. However, if our earnings are significantly less than current estimates, then the difference between the amount we believe we would owe to Tandy and the amount Tandy believes we would owe would be significantly greater. If necessary, we would fund these increased payment obligations from cash flow from operations, borrowings under the revolving credit agreement or other sources of capital.

         LITIGATION CHALLENGING THE MERGER. On May 18, 1999, five lawsuits were filed as class actions by stockholders in the Delaware Court of Chancery seeking to enjoin the merger or, in the alternative, to rescind the merger and recover monetary damages. The complaints name as defendants O'Sullivan, all of its directors and, in some cases, BRS. The complaints allege that our directors breached their fiduciary duties by approving the merger. The complaints also allege that the price terms of the merger are inadequate and unfair to O'Sullivan's stockholders. In addition, the complaints allege that the management participants in the buyout have conflicts of interest that have prevented them from acting in the best interests of O'Sullivan's stockholders and that make it inherently unfair for BRS and the management participants in the buyout to acquire 100% of the O'Sullivan's stock. In the cases naming BRS as a defendant, BRS is alleged to have aided and abetted the alleged breaches of fiduciary duties. The defendants do not have to respond to the lawsuits until after the plaintiffs have combined their complaints into one complaint. The court issued an order on July 22, 1999 requiring the plaintiffs to combine their complaints into one complaint. However, no date has been set by which the defendants must move or answer in response to the combined complaint. We believe that the claims are without merit and intend to defend the lawsuits vigorously.

         In addition, we are a party to various pending legal actions arising in the ordinary operation of our business. These include product liability claims, employment disputes and general business disputes. We believe that these actions will not have a significant negative effect on our operating results and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of O'Sullivan during the quarter ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

         O'Sullivan's common stock is traded on the New York Stock Exchange under the symbol "OSU". The following table sets forth the high and low sale prices of O'Sullivan's common stock, as reported by the New York Stock Exchange, for the periods indicated:

               FISCAL 1999 QUARTER ENDED             High         Low
               -------------------------             ----         ---
               September 30, 1998                  $ 14.06      $  8.69
               December 31, 1998                   $ 11.19      $  8.75
               March 31, 1999                      $ 15.31      $  9.44
               June 30, 1999                       $ 19.25      $ 13.38

               FISCAL 1998 QUARTER ENDED             High         Low
               -------------------------             ----         ---

               September 30, 1997                  $ 16.44      $ 11.75
               December 31, 1997                   $ 14.00      $  9.25
               March 31, 1998                      $ 12.94      $  9.38
               June 30, 1998                       $ 16.44      $ 12.44

         As of September 15, 1999, there were approximately 838 stockholders of record. No dividends have been paid or declared since our initial public offering in 1994.

         We currently intend to retain all earnings to finance the development of our operations and to repay the indebtedness we expect to incur in connection with the merger. We do not anticipate paying cash dividends on our shares of common stock in the near future. Our future dividend policy will be determined by our Board of Directors on the basis of various factors, including but not limited to our results of operations, financial condition, business opportunities and capital requirements. The payment of dividends is subject to the requirements of Delaware law, as well as restrictive financial covenants in our debt agreements.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL INFORMATION.

         The selected historical consolidated results of operations and balance sheet data for the five years ended June 30, 1999 are derived from O'Sullivan's audited financial statements. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Consolidated Financial Statements and Related Notes" included on the following pages.

                                                                     For the year ended June 30,
                                                    -------------------------------------------------------------
                                                      1999         1998         1997         1996         1995
                                                    ---------    ---------    ---------    ---------    ---------
                                                                  (in thousands, except per share data)
EARNINGS DATA:
Net sales                                           $ 379,632    $ 339,407    $ 321,490    $ 291,766    $ 269,306
Cost of sales                                         267,630      244,086      230,578      229,262      208,176
                                                    ---------    ---------    ---------    ---------    ---------
Gross profit                                          112,002       95,321       90,912       62,504       61,130
Selling, marketing and administrative                  74,962       69,212       62,137       52,691       45,489
Merger related expenses                                 1,143         --           --           --           --
Restructuring charge                                     --           --           --          5,212         --
                                                    ---------    ---------    ---------    ---------    ---------
Operating income                                       35,897       26,109       28,775        4,601       15,641
Interest expense, net                                   2,844        2,468        2,327        3,831        2,382
                                                    ---------    ---------    ---------    ---------    ---------
Income before income tax provision                     33,053       23,641       26,448          770       13,259
Income tax provision                                   11,900        8,742       10,050          433        5,038
                                                    ---------    ---------    ---------    ---------    ---------
Net income                                          $  21,153    $  14,899    $  16,398    $     337    $   8,221
                                                    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------

Earnings per common share
     Basic                                          $    1.32    $    0.91    $    0.98    $    0.02    $    0.49
     Diluted                                        $    1.30    $    0.89    $    0.96    $    0.02    $    0.49
Weighted Average Shares Outstanding
     Basic                                             15,973       16,339       16,786       16,820       16,820
     Diluted                                           16,330       16,715       17,056       16,822       16,820

Cash flow provided by operating activities          $  25,441    $  27,209    $  23,512    $  25,345    $  13,188
Cash flow used for investing activities               (15,779)     (28,359)     (15,825)      (4,403)     (30,355)
Cash flow provided (used by) financing activities      (7,732)      (4,015)      (1,218)     (21,000)      17,334

EBITDA (1)                                          $  49,859    $  37,669    $  38,735    $  13,836    $  23,106
Depreciation and amortization                          13,962       11,560        9,960        9,235        7,465
Capital expenditures                                   15,779       28,359       15,825        4,403       30,355

                                                                              June 30,
                                                    -------------------------------------------------------------
                                                      1999         1998         1997         1996         1995
                                                    ---------    ---------    ---------    ---------    ---------
                                                                            (in thousands)
Balance Sheet Data:
Working capital                                     $  85,262    $  72,893    $  82,045    $  71,136    $  86,058
Total assets                                          266,967      250,314      232,607      212,317      228,477
Long-term debt                                         22,000       30,000       30,000       30,000       51,000
Stockholders' equity                                  185,136      163,670      156,790      141,615      140,624


(1) EBITDA means earnings before interest expense and interest income, income taxes, depreciation and amortization. EBITDA is presented here to provide additional information about our operations. This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE MORE DETAILED INFORMATION IN THE HISTORICAL FINANCIAL STATEMENTS, INCLUDING THE RELATED NOTES THERETO, APPEARING ELSEWHERE IN THIS REPORT.

OVERVIEW.

         The domestic ready-to-assemble furniture market has experienced significant growth over the past several years and has emerged as a key component of the overall U.S. home and office furnishings industry. Our company is the second largest ready-to-assemble furniture manufacturer in the United States in terms of domestic sales with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products--bookcases, cabinets, computer workcenters, desks, entertainment centers and stereo racks--with retail prices ranging from $20 to $999. In recent years, we have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, department stores, home improvement centers and home furnishings retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and sustain our future growth.

         In order to provide superior products and service to our demanding customer base and maintain margin integrity, we have adopted the following three pronged strategy:

    - We introduce innovative products that redefine categories such as entertainment centers and computer workcenters, thereby allowing us to replace our existing retail footprint with new products that enable us to maintain or improve gross margins. Examples of such innovative products include our Cockpit(R) computer workcenters and Xpressions(TM) Mini-Audio Stand.

    - We have developed an upscale brand, Intelligent Designs(R), that has allowed us to penetrate the upper end of the ready-to-assemble furniture market. Intelligent Designs products generally capture higher price points and generate better gross margins.

    - We strive continuously to improve our manufacturing systems and generate higher productivity in order to lower costs and maintain or improve margins.

         In fiscal 1998, we implemented several strategic business initiatives including a $20 million capacity expansion program in our Virginia plant, which increased our total manufacturing capacity by approximately 15%, and a $13 million manufacturing equipment upgrade in our Missouri plant. In addition, we completed an upgrade of our management information systems, which included a corporate-wide conversion to JD Edwards software, the installation of a new point-of-sale analytical software that allows our sales force to analyze sales trends and consumer preferences more accurately and the installation of Pro-engineering, a computer-aided design software package which enhances our product design capabilities and reduces the time before newly conceived products reach the market. We believe that we have not yet fully realized the benefits of our capital expansion and management information systems upgrade.

         We purchase large quantities of raw materials including particleboard and fiberboard. We are dependent on our outside suppliers for all of these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In the past, our profits have been reduced by price increases of these commodities.

         In the fourth quarter of fiscal 1999, some of our particleboard suppliers announced that they intended to pass price increases of approximately 3% on to their customers, including us. In fiscal 1999, we spent about $85.0 million on particleboard and fiberboard. Also, in fiscal 1999, the price we paid for corrugated cartons decreased around 8% from July 1998 to March 1999. In March 1999, some of our corrugated carton suppliers announced that they intend to implement a price increase of approximately 8%. In fiscal 1999, we purchased around $15.0 million of corrugated cartons.

         We expect that these price increases, some of which were implemented in the second calendar quarter of 1999, may be partially offset by other factors. These factors include price decreases in other raw materials, our value engineering program designed to reduce costs without compromising product quality or appearance, increased productivity in our manufacturing operations and higher selling prices. There can be no assurance, however, that these efforts will reduce the effect of the price increases already implemented or any future price increases.

RESULTS OF OPERATIONS.

         The following table sets forth the approximate percentage of items included in the Consolidated Statement of Operations and EBITDA relative to net sales for the three-year period ended June 30, 1999:


                                                        YEAR ENDED JUNE 30,
                                                    -------------------------
                                                    1999      1998      1997
                                                    -----     -----     -----
Net sales                                           100.0%    100.0%    100.0%
                                                    =====     =====     =====
Cost of sales                                        70.5%     71.9%     71.7%
Gross margin                                         29.5%     28.1%     28.3%
Selling, marketing and administrative expenses       19.7%     20.4%     19.3%
Merger related expenses                               0.3%      --        --
Operating income                                      9.5%      7.7%      9.0%
Interest expense, net                                 0.7%      0.7%      0.7%
Income tax expense                                    3.1%      2.6%      3.2%
Net income                                            5.6%      4.4%      5.1%
Depreciation and amortization                         3.7%      3.4%      3.1%
EBITDA  (1)                                          13.1%     11.1%     12.1%


(1)  Excludes merger related expenses recognized in June 1999.

YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998.

         NET SALES. Net sales increased by $40.2 million, or 11.9%, to $379.6 million in fiscal 1999, up from $339.4 million in fiscal 1998. The increase in net sales was primarily driven by a 10.9% increase in the number of units sold and, to a lesser extent, a 1.0% increase in the average selling price. Strong increases in net sales to the national discount mass merchant, electronic specialty retailer and office superstore channels accounted for approximately $44.3 million of the sales increase, offset by a $4.1 million decline in sales to the regional mass merchant, department store/catalog showroom, home improvement, original equipment manufacturer and export channels. Consumer demand for our products was driven by market growth fueled by the robust growth of the sub-$1,000 computer market, sales efforts targeted toward specific rapidly growing customers, the success of new product introductions, additional floor space and resources provided by retailers for ready-to-assemble furniture and new store openings by certain retailers.

          In March 1999, Service Merchandise Co., one of our largest customers, filed for bankruptcy protection under Chapter 11. In addition, Montgomery Ward & Co. recently exited Chapter 11 on August 2, 1999. If Service Merchandise, Montgomery Ward or another major customer liquidates or ceases or substantially reduces its purchases of products from us, we cannot assure you that we will be able to replace these sales.

         GROSS PROFIT. Our gross profit for fiscal year 1999 was $112.0 million, an increase of $16.7 million, or 17.5%, from $95.3 million in fiscal 1998. This increase was attributable to higher net sales and an improvement in the gross profit margin, which increased by 140 basis points to 29.5% in fiscal 1999 from 28.1% in fiscal 1998. The increase in gross margin was primarily attributable to increased unit sales and, to some extent, lower material costs due to our on-going value-engineering program and improved manufacturing productivity. These increases were somewhat offset by the increase in net sales to discount mass merchants which normally has lower gross profit margins.

         SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. Selling, marketing and administrative expenses increased by $5.8 million, or 8.3%, to $75.0 million in fiscal 1999, from $69.2 million in fiscal 1998. The increase in selling, marketing and administrative expenses was due primarily to $3.2 million of higher advertising and out-bound freight expense directly associated with higher net sales levels and customer mix and $2.3 million in higher profit sharing and incentive compensation costs resulting from our improved financial results. These increases were partially offset by lower commission expense resulting from management's emphasis on reducing costs, and to some extent lower bad debt expense related to the purchase and initiation of credit insurance during fiscal 1999. As a percentage of sales, selling, marketing and administrative expenses decreased by 70 basis points to 19.7% of sales in fiscal 1999 from 20.4% of sales in fiscal 1998 primarily from improved economies of scale.

         MERGER RELATED EXPENSES. In June 1999, we recorded merger related expenses of $1.1 million pre-tax for accounting, legal, printing and investment banking services associated with the pending merger. Additional merger related expenses will be incurred during fiscal year 2000.

         DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses increased $2.4 million, or 20.7%, to $14.0 million in fiscal 1999 from $11.6 million in fiscal 1998. The increase in depreciation and amortization expense was due to capital additions of $15.8 million in fiscal 1999 and $28.4 million in fiscal 1998. The expenditures were primarily for capacity expansion in our Virginia plant and upgrading manufacturing equipment in our Missouri plant.

         OPERATING INCOME. Operating income, including merger related expenses, increased by $9.8 million in fiscal 1999 compared to fiscal 1998. Excluding merger related expenses, our operating income increased by $10.9 million, or 41.9%, to $37.0 million in fiscal 1999 from $26.1 million in fiscal 1998.

         NET INTEREST EXPENSE. Net interest expense increased by $0.4 million to $2.8 million in fiscal 1999. The increase was due largely to the refinancing of our $10.0 million of industrial revenue bonds in the second quarter of this fiscal year, which triggered a one-time charge of $0.3 million to pay the call premium.

          INCOME TAX EXPENSE. Income tax expense increased by $3.2 million, or 36.8%, to $11.9 million in fiscal 1999 from $8.7 million in fiscal 1998. Our effective tax rate for fiscal 1999 was 36.0%, down slightly from 37.0% in fiscal 1998.

         NET INCOME. As a result of the above factors, net income increased by $6.3 million, or 42.3%, to $21.2 million in fiscal 1999 from $14.9 million in fiscal 1998. Excluding merger related expenses, net income increased by $7.0 million to $21.9 million for fiscal 1999.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes and depreciation and amortization, increased by $12.2 million, or 32.3%, to $49.9 million in fiscal 1999. The increase in EBITDA for fiscal 1999 was driven by increased sales volumes, productivity gains in our three manufacturing plants, improved absorption of overhead costs associated with increased net sales and increased year end finished inventory and the success of our value analysis program. These gains were somewhat offset by increased profit sharing and incentive compensation costs as well as higher outbound freight and advertising expenses associated with sales volume increases and customer mix.

YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997.

         NET SALES. Net sales increased $17.9 million, or 5.6%, to $339.4 million in fiscal year 1998, up from $321.5 million in fiscal 1997. The average selling price per unit increased 13.1% in fiscal 1998, while the number of units sold decreased by 5.9%, reflecting the growth in the office superstore channel, which sells products with higher average price points. Sales decreases in the national discount mass merchant, department store/catalog showroom, home improvement, and original equipment manufacturer channels were more than offset by increased sales through the office superstore, regional mass merchant, electronic specialty retailer and export channels. These sales increases were the result of targeted sales efforts toward the regional retail chains, the addition of new customers in the electronics channel, and the continued success of products in the office superstore channels.

         The decrease in the national discount mass merchant channel was due to the volatile order pattern of one major mass merchant in the fourth quarter of fiscal 1997 and the first half of fiscal 1998. The decrease in the department store/catalog showroom channel reflected the bankruptcy and subsequent liquidation of Best Products Co., Inc. in September 1996. Lower sales through the home improvement channel were a result of the largest home improvement company's discontinuance of ready-to-assemble furniture products other than storage products for the home. Original equipment manufacturer sales continued a decline that began in fiscal 1995 because of a decreased emphasis on this lower margin business.

         In September 1996, one of our then-largest customers, Best Products Co., Inc., filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Best Products Co., Inc. subsequently liquidated its assets and ceased doing business. Sales to Best Products were zero in fiscal 1998 and $6.0 million in fiscal 1997.

         In July 1997, another of our large customers, Montgomery Ward & Co., filed for bankruptcy protection under Chapter 11. Sales to Montgomery Ward were down slightly overall in fiscal 1998 compared to fiscal 1997.

Montgomery Ward exited bankruptcy protection on August 2, 1999.

         GROSS PROFIT. Our gross profit increased to $95.3 million in fiscal 1998 from $90.9 million in fiscal 1997 but decreased slightly as a percentage of sales, to 28.1% from 28.3%. A change in customer mix favoring the office superstore market over the national discount mass merchant channel provided higher margins, which were offset by lost efficiencies from the installation of new manufacturing software systems and the installation of new equipment, including the related training of employees and adaptation of manufacturing processes.

         SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. Selling, marketing and administrative expenses were $69.2 million, or 20.4% of sales, in fiscal 1998, compared with $62.1 million, or 19.3% of sales, in fiscal 1997. The increase was due primarily to the higher advertising costs associated with our promotional efforts with certain customers and higher outbound freight costs resulting from a change in the freight program of a large customer. Fiscal 1997 expenses also included bad debt expenses for the bankruptcies of Montgomery Ward & Co. and Best Products Co., Inc.

         DEPRECIATION AND AMORTIZATION. Our depreciation and amortization expenses increased to $11.6 million in fiscal 1998 from $10.0 million in fiscal 1997. The increased expense resulted from capital additions of $28.4 million in fiscal 1998 and $11.2 million during the second half of fiscal 1997. The expenditures were primarily for manufacturing capacity expansion and increased capabilities, as well as a major software system implementation.

         OPERATING INCOME. Operating income decreased by $2.7 million to $26.1 million in fiscal 1998. The decrease was due primarily to manufacturing inefficiencies associated with the installation of new manufacturing equipment, training of employees on the new equipment, software systems installation, and the related adaptation of manufacturing processes. Additionally, operating income was reduced by higher advertising costs from promotional efforts with certain customers and higher outbound freight costs due to a change in the freight program of a large customer.

         NET INTEREST EXPENSE. Net interest expense increased by $0.2 million to $2.5 million in fiscal 1998. The increase was due primarily to lower cash balances from increased capital expenditures and our stock repurchase program.

         INCOME TAX EXPENSE. Our effective tax rate for fiscal 1998 was 37.0%, down slightly from 38.0% in fiscal 1997.

         NET INCOME. Net income decreased by $1.5 million to $14.9 million in fiscal 1998. The decrease was due primarily to lost manufacturing efficiencies discussed above with respect to cost of sales and gross margin, as well as higher promotional costs and increased outbound freight costs.

         EBITDA. EBITDA decreased $1.1 million to $37.7 million in fiscal 1998. Earnings were less in fiscal 1998 because of manufacturing inefficiencies associated with the installation of new manufacturing software systems and equipment and the related training of employees and adaptation of manufacturing processes, as well as higher promotional costs with certain customers and outbound freight costs.

BACKLOG.

         Our business is characterized by short-term order and shipment schedules of generally less than two weeks. Accordingly, we do not consider backlog at any given date to be indicative of future sales.

LIQUIDITY AND CAPITAL RESOURCES.

         HISTORICAL. As of June 30, 1999, we had cash and cash equivalents amounting to $3.7 million. Net working capital was $85.8 million at June 30, 1999 compared to $72.9 million at June 30, 1998. The $12.9 million increase in net working capital resulted primarily from increased investment in inventories of $9.4 million. Forecasted fourth quarter sales to certain customers did not materialize because these customers delayed purchases to decrease their inventory. We believe this adjustment will be short term and that order patterns should return to normal during the first quarter of fiscal 2000.

         Cash provided by operating activities for fiscal 1999 amounted to $25.5 million, compared with $27.2 million in fiscal 1998. Net income increased $6.3 million compared with the prior year. Also, we incurred increased non-cash charges for depreciation and amortization of $2.4 million over the prior year. These increases were offset by the higher investment in inventories of $9.4 million compared to $2.6 million in fiscal 1998 and a decrease in accounts payable of $0.2 million compared to an increase of $5.4 million in fiscal 1998. We used the cash flow provided by operating activities primarily to fund capital expenditures and to make our first annual payment of $4.0 million for long-term debt.

         As of June 30, 1999, we had total debt of $26.0 million. We issued $20.0 million of 8.01% notes in a 1995 private placement to insurance companies. These notes are payable in $4.0 million increments from fiscal 1999 to fiscal 2003, and we made our first $4.0 million payment in May 1999. Of the $16.0 million remaining on these notes, $12.0 million is classified as long-term and $4.0 million is classified as the current portion of long-term debt. One of our subsidiaries was the obligor on $10.0 million of 8.25% industrial revenue bonds that were to mature on October 1, 2008. On October 1, 1998, we refinanced these bonds with new, 10-year variable interest rate industrial revenue bonds. We recognized the $0.3 million premium on the early retirement of the bonds as a loss in our second quarter of fiscal 1999.

         As of June 30, 1999, we had an unsecured $25.0 million revolving credit facility with a bank that expires on February 28, 2001. As of June 30, 1999, we had no borrowings outstanding under this facility.

         On May 6, 1997, our Board of Directors authorized the purchase of up to five percent of the outstanding shares of our common stock over a 24-month period. We completed the purchases under the program in October 1998. Funding for the purchases came from available working capital and existing borrowing facilities.

         We also purchase common stock for our employee benefit programs. During fiscal 1999, we purchased approximately $2.8 million in common stock and transferred $3.0 million to our employee benefit plans.

         We use derivative financial instruments to reduce interest rate risks. We do not hold or issue derivative financial instruments for trading purposes. Effective October 1, 1998, we have a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the agreement was October 1, 1998, and the termination date is October 1, 2008. We have contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The swap has the effect of hedging our exposure to an increase in interest rates under our refinanced industrial revenue bonds. We have designated this swap as a hedge against future cash flow exposure.

         The fair value of the forward starting swap agreement was approximately $0.5 million at June 30, 1999. This amount represents the amount that we would have to pay to terminate the swap. We have not recognized this amount in our consolidated financial statements, because it is accounted for as a hedge.

         RETIREMENT CHARGE. In October 1998, Mr. Daniel F. O'Sullivan, Chairman of the Board of Directors and Chief Executive Officer, completed negotiations of a retirement and consulting agreement with us contingent upon our hiring his successor. In May 1999, the original retirement agreement was amended, removing a contingency relating to the hiring of his successor. The retirement agreement contains standard noncompetition provisions. The present value of all future payments under this agreement have been capitalized and recorded as an intangible asset. The noncompetition asset will be recognized on a straight line basis over the term of the agreement with Mr. O'Sullivan commencing on the earlier of his retirement or March 31, 2000. Based on a retirement date of March 31, 2000, the amortization period would be approximately 6.3 years. Payments under this agreement will total approximately $2.2 million over the next seven years.

FOLLOWING THE RECAPITALIZATION AND MERGER.

         Following the recapitalization and merger, our primary liquidity requirements will be to pay our debt, including our interest expense under the senior credit facilities and our senior subordinated notes, to provide working capital to make payments to Tandy under the tax sharing and tax benefit reimbursement agreement and to make capital expenditures and possibly acquisitions. BRS has advised us that, at June 30, 1999, on a pro forma basis after giving effect to the transactions, our consolidated indebtedness would have been $285.0 million, consisting of $125.0 million under the senior credit facilities, $125 million in the senior subordinated notes issued by O'Sullivan Industries, Inc., and $25.0 million in senior discount notes issued by O'Sullivan and $10.0 million of variable rate industrial revenue bonds.

         Capital expenditures for fiscal year 1999 were $15.8 million compared to $28.4 million for fiscal year 1998. We have budgeted total capital expenditures for fiscal 2000 of approximately $17.0 million. Our ability to make capital expenditures is subject to certain restrictions under the senior credit facilities.

         Our principal source of cash to fund our liquidity needs will be net cash from operating activities and borrowings under the senior credit facilities. BRS has advised us that, the senior credit facilities are comprised of a $40.0 million six-year revolving credit facility and a $125.0 million term loan facility consisting of a $35 million six-year term loan and a seven and one-half year $90.0 million term loan. The senior credit facilities are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness.

         Our ability to make payments on and to refinance our indebtedness, including these notes, and to fund planned capital expenditures and to make payments to Tandy under the tax sharing and tax benefit reimbursement agreement will depend on our ability to generate cash in the future. This ability, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe that our cash flow from operations, available cash and available borrowings under our senior credit facilities will be adequate to meet our liquidity needs for the foreseeable future.

         We cannot assure you, however, that our business will generate sufficient cash flow from operations, that we will realize operating improvements on schedule or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to service our indebtedness, including these notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including these notes, on or before maturity. We might not be able to refinance any of our indebtedness, including our senior credit facilities and these notes, on commercially reasonable terms or at all.

MANAGEMENT INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000.

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

         We have established and developed a multi-step Year 2000 readiness plan for our internal systems including computer hardware (mainframe and personal computers), computer software, application programs, manufacturing equipment and office equipment (phone and fax systems). The plan includes development of corporate awareness, assessment of internal systems, assessment of customer and vendor readiness, project planning, project implementation (including remediation, upgrading and replacement), validation testing and contingency planning. The readiness plan is reviewed approximately every two to three weeks to determine progress and completion of various milestones.

         In fiscal 1998, we completed the final rollout of an enterprise software package to support our expanded sales and multiple plant, multiple warehouse locations and replace an older non-compliant year 2000 system. The vendor of the software package states that the software is Year 2000 compliant except for minor issues for which remedial programming has been provided. We are testing and implementing the remedial programming. We are continuing our testing efforts to verify the vendor's statement of compliance and expect to complete this testing about October 31, 1999. We are utilizing internal resources to complete testing of the systems.

         We have implemented electronic communications capabilities to ensure that order, shipping and invoicing data for dates after December 31, 1999 can be processed. This testing and verification is complete. We have successfully tested Year 2000 data with the National Retail Federation and have received its Year 2000 compliance certification. We are also processing Year 2000 compliant order, shipping and invoicing data with certain of our electronic data interchange customers. We will continue to test and implement Year 2000 compliant electronic communications with other customers as they update their systems to Year 2000 capabilities.

         We have reviewed critical business systems and have completed a review of our computerized machinery and equipment for Year 2000 compliance issues. We have reviewed about 1,900 pieces of equipment, and we have installed modified software in the equipment we determined needed modifications to be Year 2000 compliant.

         In addition, our ability to produce our products is dependent upon timely receipt of raw materials. Accordingly, we have requested our suppliers to provide information regarding their efforts to address Year 2000 compliance issues. Every major supplier responded that it has evaluated and addressed its Year 2000 compliance issues or is in the process of doing so. If a major supplier does not resolve its Year 2000 compliance issues and is unable to provide us with timely deliveries of quality materials after December 31, 1999, we expect to locate and use alternative suppliers, although it is possible that we may be unable to do so, or may be able to do so only at increased cost. For example, if it is apparent that certain material vendors or transportation companies may not achieve Year 2000 compliance, we intend to increase our raw materials inventory for strategic materials necessary to continue production of product for our customers.

         Based upon current information, we estimate that aggregate amounts expended to resolve Year 2000 issues should not exceed $500,000. These costs are made up of approximately $225,000 for modification of information systems software, which represents approximately 5% of the total information services budget for fiscal 1999, and approximately $275,000 represents costs of upgrading electronics for manufacturing and communication equipment. We expect to fund these expenditures through available cash from operations or through use of the bank revolver. All of these amounts will be deducted from income at the time the liability is incurred. As of June 30, 1999, we have spent approximately $93,000 in connection with our compliance plan.

         We have developed the basics of a contingency plan to address situations that may result if O'Sullivan or its vendors or customers are unable to achieve Year 2000 readiness of critical operations. We are vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. This is most likely the worse case scenario for O'Sullivan involving the Year 2000. For example, if the electrical grid failed for any of our manufacturing facilities, we would not be able to manufacture product for our customers. If natural gas for winter heating failed or was severely restricted, we would not be able to heat our buildings for our employees and could affect the functioning of certain laminating equipment. Anticipating the possibility of such failure or restriction, we plan to increase our finished goods inventory for our customers. If some automated processes fail in spite of our remediation efforts, we will resort to manual processes using regular and, if necessary, temporary staffing in order to perform the additional workload resulting from Year 2000 related malfunctions.

         The costs of the project and the dates on which we believe we will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources. However, these expectations are subject to uncertainties. If we do not identify and fix all Year 2000 problems in critical operations, our results of operations and our financial condition could be materially impacted. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

MARKET RISK.

         Our market risk is affected by changes in interest rates, foreign currency exchange rates, and certain commodity prices. Under our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. We do not hold or issue derivative instruments for trading purposes, and we have no material sensitivity to changes in market rates and prices on our derivative financial instrument positions.

         We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps is included in interest expense. We believe our foreign exchange risk is not material.

         Due to the nature of our product lines, we have material sensitivity to some commodities. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A 1.0% change in these commodity prices would affect our earnings by approximately $0.7 million.

SEASONALITY.

         Historically, we have generally experienced a somewhat higher level of sales in the second and third quarters of our fiscal year in anticipation of and following the holiday selling season.

INFLATION.

         We do not believe that inflation has had a material effect on the results of operations presented in these financials.

INCOME TAXES.

         Prior to our initial public offering in 1994, we were owned by Tandy Corporation. As part of the initial public offering, we entered into a tax sharing and tax reimbursement agreement with Tandy. The structure of the public offering increased our basis in our assets for tax purposes. This basis increase raises our tax deductions for depreciation and amortization each year. This reduces the amount of income taxes we pay to the IRS. Under the tax sharing and tax benefit reimbursement agreement, we agreed to pay Tandy nearly all of any benefit we receive from the increased depreciation and amortization which reduces our taxable income, as determined after taking into account all of our other deductible expenses, by the increase in these deductions. This agreement will remain in effect after the merger.

          Since the initial public offering, in determining the benefit payment to Tandy under the tax sharing and tax benefit reimbursement agreement, we have deducted our interest expense. We will incur a significant increase in interest expense associated with our higher debt levels in connection with the financing of the merger. We believe that our increased interest expense should be taken into account in determining the payments that we are required to make to Tandy.

LITIGATION.

          On June 29, 1999, Tandy filed suit in a Texas court against us. The suit relates to a potential reduction in our tax benefit payments to Tandy that would result from our increased interest expense after the completion of the merger. Tandy claims that this reduction would violate the tax sharing and tax reimbursement agreement. Although we believe that our interpretation of the tax sharing agreement will ultimately prevail over Tandy's interpretation, we cannot assure you of this. If Tandy were to prevail, our increased interest expense following the merger would not be taken into account in determining our annual payments to Tandy. For example, based on current earnings estimates, our payments to Tandy would be approximately $5.0 million greater than we currently anticipated over the next two fiscal years combined. However, if our earnings are significantly less than current estimates, then the difference between the amount we believe we would owe to Tandy and the amount Tandy believes we would owe would be significantly greater. If necessary, we would fund the increased payment obligations from cash flow from operations, borrowing under the revolving credit agreement, or other sources of capital.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION.

          Certain portions of this Report, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operation and the Notes to the Consolidated Financial Statements in Part II of this report, the portions of Item 1 in Part I captioned "Raw Materials," "Competition," "Working Capital--Business and Credit Risk Concentrations" and "Environmental and Safety Regulations" and Item 2 in Part I contain forward-looking statements. These include information relating to cost savings, benefits, revenues and earnings estimated to result from the merger. These statements can be identified by the use of future tense or dates or terms such as "believe,""would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

     - expected significant indebtedness that may limit our financial and operational flexibility;

     -    costs or difficulties related to the merger are greater than expected;

     - changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise;

     - pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of our ability to supply product;

     - raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995;

     -    transportation cost increases;

     - loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the liquidation of Best Products in 1996 and could occur with Service Merchandise Co., Inc. and Montgomery Ward & co., Inc.;

     - actions of current or new competitors that increase competition with our products or prices; o the consolidation of manufacturers in the ready-to-assemble furniture industry;

     -    increased advertising costs associated with promotional efforts;

     - failure by O'Sullivan or a major supplier or vendor to identify and remedy all critical year 2000 compliance issues;

     - pending or new litigation or governmental regulations such as the pending litigation involving Tandy;

     - other uncertainties which are difficult to predict or beyond our control; and

     - the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

          Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place a lot of weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.

         All subsequent written and oral forward-looking statements attributable to O'Sullivan or any person acting on our behalf are qualified by the cautionary statements in this section. We will have no obligation to revise these forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in O'Sullivan's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Immediately following are the report of independent accountants, the consolidated balance sheets of O'Sullivan Industries Holdings, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended June 30, 1999, and the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of O'Sullivan Industries Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of O'Sullivan Industries Holdings, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of O'Sullivan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Fort Worth, Texas

August 4, 1999

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)


                                                             June 30,
                                                        1999          1998
                                                      ---------     ---------
                     ASSETS:
Current assets:
  Cash and cash equivalents                           $   3,740     $   1,810
  Trade receivables, net of allowance for doubtful
   accounts of $2,416 and $2,289, respectively           63,268        61,548
  Inventories, net                                       56,134        46,727
  Prepaid expenses and other current assets               3,810         3,762
                                                      ---------     ---------
      Total current assets                              126,952       113,847

Property, plant and equipment, net                       96,684        93,378
Other assets                                              1,909          --
Goodwill, net of accumulated amortization                41,422        43,089
                                                      ---------     ---------
      Total assets                                    $ 266,967     $ 250,314
                                                      ---------     ---------
                                                      ---------     ---------

      LIABILITIES AND STOCKHOLDERS' EQUITY:
                                                                    ---------
Current liabilities:
  Accounts payable                                    $  11,416     $  14,031
  Current portion of long-term debt                       4,000         4,000
  Accrued liabilities                                    24,695        22,613
  Income taxes payable                                    1,579           310
                                                      ---------     ---------
      Total current liabilities                          41,690        40,954

Long-term debt, less current portion                     22,000        30,000
Other non-current liabilities                             1,909          --
Deferred income taxes                                    16,232        15,690
                                                      ---------     ---------
      Total liabilities                                  81,831        86,644

Commitments and contingent liabilities
  (Notes 3 and 14)
Stockholders' equity:
  Preferred stock; $1.00 par value, 20,000,000
   shares authorized, none issued                          --            --
  Common stock; $1.00 par value, 100,000,000
   shares authorized, 16,819,950 issued                  16,820        16,820
  Additional paid-in capital                             87,549        87,809
  Retained earnings                                      89,470        68,317
  Accumulated other comprehensive loss                      (43)          (36)
  Less common stock in treasury at cost, 770,962
   shares in 1999; 798,231 shares in 1998                (8,660)       (9,240)
                                                      ---------     ---------
      Total stockholders' equity                        185,136       163,670
                                                      ---------     ---------
      Total liabilities and stockholders' equity      $ 266,967     $ 250,314
                                                      ---------     ---------
                                                      ---------     ---------



        The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except for per share data)


                                                  For the year ended June 30,
                                               --------------------------------
                                                 1999        1998        1997
                                               ---------   ---------  ---------

Net sales                                      $ 379,632   $ 339,407  $ 321,490
Costs and expenses:
   Cost of sales                                 267,630     244,086    230,578
   Selling, marketing and administrative          74,962      69,212     62,137
   Merger related expenses                         1,143        --         --
                                               ---------   ---------  ---------
Total costs and expenses                         343,735     313,298    292,715
                                               ---------   ---------  ---------
   Operating income                               35,897      26,109     28,775
Other income (expense):
   Interest expense                               (3,110)     (2,847)    (2,642)
   Interest income                                   266         379        315
                                               ---------   ---------  ---------
Income before income tax provision                33,053      23,641     26,448
Income tax provision                              11,900       8,742     10,050
                                               ---------   ---------  ---------
Net income                                     $  21,153   $  14,899  $  16,398
                                               ---------   ---------  ---------
                                               ---------   ---------  ---------

Earnings per common share:
   Basic                                       $    1.32   $    0.91  $    0.98
   Diluted                                     $    1.30   $    0.89  $    0.96
Weighted average common shares outstanding:
   Basic                                          15,973      16,339     16,786
   Diluted                                        16,330      16,715     17,056


        The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                      For the year ended June 30,
                                                                    1999         1998         1997
                                                                  --------     --------     -------
Cash flows from operating activities:
  Net income                                                      $ 21,153     $ 14,899     $ 16,398
  Adjustments to reconcile net income to net cash provided
   by operating activities:
  Depreciation and amortization                                     13,962       11,560        9,960
  Bad debt expense                                                     524        1,581        3,178
  Loss on disposal of assets                                           223           11          599
  Deferred income taxes                                                481          414        1,000
  Employee option amortization                                         749          749          749
  Deferred compensation                                                160         --           --
Changes in current assets and liabilities:
  Trade receivables                                                 (2,244)      (4,468)      (8,269)
  Inventories                                                       (9,407)      (2,569)      (2,677)
  Other assets                                                          13         (335)        (792)
  Accounts payable, income taxes payable and other liabilities        (173)       5,367        3,366
                                                                  --------     --------     -------
    Net cash flows provided by operating activities                 25,441       27,209       23,512
                                                                  --------     --------     -------

Cash flows used for investing activities:
      Capital expenditures                                         (15,779)     (28,359)     (15,825)
                                                                  --------     --------     -------
Cash flows used for financing activities:
  Repayment of long-term debt                                      (14,000)        --           --
  Borrowings on long-term debt                                      10,000         --           --
  Net addition to (repayment of) revolver                           (4,000)       4,000         --
  Purchase of common stock for treasury                             (2,811)     (11,584)      (3,527)
  Exercise of stock options                                            100          274         --
  Sale of common stock to employee benefit plans                     2,979        3,295        2,309
                                                                  --------     --------     -------
    Net cash flows used for financing activities                    (7,732)      (4,015)      (1,218)
                                                                  --------     --------     -------

Net increase (decrease) in cash and cash equivalents                 1,930       (5,165)       6,469
Cash and cash equivalents, beginning of year                         1,810        6,975          506
                                                                  --------     --------     -------
Cash and cash equivalents, end of year                            $  3,740     $  1,810     $  6,975
                                                                  --------     --------     --------
                                                                  --------     --------     -------
Supplemental cash flow information:
  Interest paid                                                   $  3,110     $  2,847     $  2,631
  Income taxes paid                                                 10,150       11,650        5,983


        The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                           Accumulated
                                              Additional                                     other         Total
                            Common stock       paid-in     Retained     Treasury stock    comprehensive stockholders' Comprehensive
                          Shares    Dollars    capital     Earnings    Shares    Dollars  income (loss)    equity       income
                          ------   ---------   ---------   ---------   ------    -------- -------------  ---------     --------

Balance, June 30, 1996    16,820   $  16,820   $  87,757    $  37,020      --     $    --     $     18     $ 141,615
  Net income                                                   16,398                                         16,398    $ 16,398
  Other comprehensive
    income                                                                               (5)         (5)         (5)
  Purchase of common
    Stock                                                        (297)   (3,527)                 (3,527)
  Sale of common stock                               198                    203       2,111                   2,309
                          ------   ---------   ---------    ---------      ----    --------    --------    ---------    --------
Balance, June 30, 1997    16,820      16,820      87,955       53,418       (94)     (1,416)         13      156,790      16,393
                                                                                                                        --------
                                                                                                                        --------
  Net income                                                   14,899                                         14,899    $ 14,899
  Other comprehensive
    income                                                                                          (49)        (49)         (49)
  Purchase of common
    stock                                                                  (999)    (11,584)                (11,584)
  Exercise of stock
    options, net of
    tax benefit                                     (263)                    38         582                     319
  Sale of common stock                               117                    257       3,178                   3,295
                          ------   ---------   ---------    ---------      ----    --------    --------    ---------    --------
Balance, June 30, 1998    16,820      16,820      87,809       68,317      (798)     (9,240)       (36)     163,670       14,850
                                                                                                                        --------
                                                                                                                        --------

  Net income                                                   21,153                                        21,153     $  1,153
  Other comprehensive
    income                                                                                           (7)         (7)          (7)
  Purchase of common
    stock                                                                  (258)     (2,811)        555      (2,811)
  Exercise of stock
    options, net of
    tax benefit                                      (53)                    14         205                     152
  Sale of common stock                              (207)                   271       3,186                   2,979
                          ------   ---------   ---------    ---------      ----    --------    --------    ---------    --------
Balance, June 30, 1999    16,820   $  16,820   $  87,549    $  89,470      (771)   $ (8,660)   $    (43)   $ 185,136    $ 21,146
                                                                                                                        --------
                                                                                                                        --------


        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL INFORMATION.

      O'Sullivan Industries Holdings, Inc. ("O'Sullivan"), a Delaware corporation, is a domestic producer of ready-to-assemble ("RTA") furniture. O'Sullivan's RTA furniture includes desks, computer tables, cabinets, home entertainment centers, audio equipment racks, microwave oven carts and a wide variety of other RTA furniture for use in the home, office and home office. The products are distributed primarily through office superstores, discount mass merchants, mass merchants (department stores and catalog showrooms), home centers, electronics retailers, furniture stores, OEM and internationally.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      BASIS OF PRESENTATION: The consolidated financial statements include the accounts of O'Sullivan and its wholly owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated.

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

      BUSINESS AND CREDIT RISK CONCENTRATIONS: The largest five customer accounts receivable balances accounted for approximately 62% and 56% of the trade receivable balance at June 30, 1999 and 1998, respectively. Credit is extended to customers based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition. Therefore, O'Sullivan would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations. O'Sullivan maintains certain limited credit insurance which helps reduce, but not eliminate, exposure to potential credit losses. In addition, O'Sullivan monitors its exposure for credit losses and maintain allowances for anticipated losses.

          REVENUES: Revenue is recognized at the date product is shipped to customers.

          INVENTORIES: Inventories are stated at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

      PROPERTY, PLANT AND EQUIPMENT: Depreciation and amortization of property, plant and equipment is calculated using the straight-line method, which amortizes the cost of the assets over their estimated useful lives. The ranges of estimated useful lives are: buildings--30 to 40 years; machinery and equipment--3 to 10 years; leasehold improvements--the lesser of the life of the lease or asset. Maintenance and repairs are charged to expense as incurred. Renewals and betterments which materially prolong the useful lives of the assets are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the accounts, and gains or losses on disposal are recognized in the statement of operations.

      AMORTIZATION OF EXCESS PURCHASE PRICE OVER NET TANGIBLE ASSETS OF BUSINESSES ACQUIRED: Cost in excess of net assets acquired is amortized over a 40-year period using the straight-line method. Accumulated amortization at June 30, 1999 and 1998 approximated $26,419,000 and $24,752,000, respectively.

      IMPAIRMENT OF LONG-LIVED ASSETS: Long-lived assets (I.E., property, plant and equipment and goodwill) held and used are reviewed for possible impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. O'Sullivan recognizes an impairment loss if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

      FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due primarily to the short-term nature of their maturities.

      DERIVATIVES: O'Sullivan utilizes derivative financial instruments to reduce interest rate risks. O'Sullivan does not hold or issue derivative financial instruments for trading purposes. Amounts to be paid or received under the agreement are accrued as interest rates change and are recognized over the life of the agreement as adjustments to interest expense.

      ADVERTISING COSTS: Advertising costs are expensed the first time the advertising takes place. Cooperative advertising costs are accrued and expensed when the related revenues are recognized. Advertising expense for fiscal 1999, 1998 and 1997 was $21,147,000, $19,625,000 and $15,248,000, respectively.

      INCOME TAXES: Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      ENVIRONMENTAL REMEDIATION AND COMPLIANCE: Environmental remediation and compliance expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Liabilities are recognized when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or O'Sullivan's commitment to a formal plan of action. To date, environmental expenditures have not been material, and management is not aware of any material environmental related contingencies.

      SIGNIFICANT FOURTH QUARTER ADJUSTMENTS: During the fourth quarter of fiscal 1999, O'Sullivan recorded merger related expenses which are fully described in Note 4. During the fourth quarter of fiscal 1997, bad debt charges approximating $700,000, net of tax, were recorded due to the bankruptcy filing of a major customer.

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

      The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:


                                                                               For the year ended June 30,
                                                                                1999      1998      1997
                                                                               -------   -------   -------
                                                                                     (in thousands)
Income available to common stockholders  (numerator)                           $21,153   $14,899   $16,398
                                                                               -------   -------   -------
                                                                               -------   -------   -------
Weighted average shares outstanding  (basic EPS denominator)                    15,973    16,339    16,786
Effect of dilutive stock options                                                   357       376       270
                                                                               -------   -------   -------
Weighted average shares, plus assumed conversions  (diluted EPS denominator)    16,330    16,715    17,056
                                                                               -------   -------   -------
                                                                               -------   -------   -------


     ACCOUNTING FOR STOCK-BASED COMPENSATION: O'Sullivan accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. O'Sullivan has made pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in FAS 123 had been applied. See Note 10.

     COMPREHENSIVE INCOME: Effective July 1, 1998, O'Sullivan adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. O'Sullivan has reported the components of comprehensive income in the accompanying consolidated statement of changes in stockholders equity. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For O'Sullivan, other comprehensive income consists of foreign currency translation adjustments. The tax benefit related to other comprehensive loss approximated $4,000, $31,000 and $3,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

     IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS: In June 1999, the FASB issued SFAS No. 138, which delayed the effective date of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Accordingly, O'Sullivan will adopts SFAS No. 133 effective July 1, 2000. This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (I.E., gains and losses) will depend on its use and designation. O'Sullivan will initially report gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction as a component of other comprehensive income and, subsequently, reclassify the gains and losses into earnings when the forecasted transaction affects earnings. If SFAS 133 had been adopted on July 1, 1998, the net change in the interest swap would reduce other accumulated comprehensive income at June 30, 1999 by $336,000 (a current period increase to comprehensive income of $267,000 offset by an accumulated loss at June 30, 1998 of $603,000). Management has no intention of retiring the swap prior to the retirement of the bonds.

          RECLASSIFICATIONS: Certain items in the prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3 - PENDING MERGER.

     On March 24, 1999, O'Sullivan announced that members of its senior management team, in conjunction with a financial buyer, had made a proposal to O'Sullivan's Board of Directors to acquire O'Sullivan, subject to requisite financing. On May 18, 1999, O'Sullivan announced that it had entered into a definitive merger agreement with an investment group that includes members of O'Sullivan's senior management and Bruckmann, Rosser, Sherrill & Co., LLC ("BRS").

     Under the merger agreement, O'Sullivan will be the surviving entity after the merger. Certain directors and members of senior management are participating with BRS in the buyout of existing O'Sullivan stockholders. After the completion of the merger, the management participants in the buyout will own a total of approximately 28.4% of the common stock of the surviving corporation. BRS and its affiliates will own the balance.

     The merger agreement stipulates that each share of outstanding common stock of O'Sullivan will be exchanged for $17.50 in cash and one share of senior preferred stock with an initial liquidation value of $1.75 per share. Unpaid dividends, accruing at the rate of 12% per annum, will be added to the liquidation value during the period that the senior preferred stock is outstanding. Some of the shares of O'Sullivan common stock and options held by the management participants in the buyout will be exchanged for common stock, junior preferred stock and options to acquire junior preferred stock of the surviving company.

     BRS has advised us that BRS and the management participants in the merger will require approximately $370 million to complete the merger and pay related fees and expenses. BRS has advised us that approximately $285 million will be funded via debt proceeds. The completion of the merger is subject to stockholder approval, requisite regulatory approvals, obtaining suitable financing and the absence of material adverse changes in O'Sullivan's business.

NOTE 4 - MERGER RELATED EXPENSES.

     O'Sullivan is expensing merger related costs as incurred in connection with the pending merger discussed in Note 3. As a result, during the fourth quarter of fiscal year 1999, O'Sullivan recognized certain merger related expenses of approximately $1.1 million incurred for legal, accounting, printing and investment banker fees. The merger related expenses have been included as a separate line item in the accompanying consolidated statement of operations. Additional merger related expenses will be incurred during fiscal year 2000.

NOTE 5 - INVENTORY.

Inventory consists of the following:


                           June 30,
                       1999          1998
                     -------      -------
                         (in thousands)
Finished goods       $39,623      $26,892
Work in process        6,263        6,835
Raw materials         10,248       13,000
                     -------      -------
                     $56,134      $46,727
                     -------      -------
                     -------      -------


NOTE 6 - PROPERTY, PLANT & EQUIPMENT.

Property, plant, and equipment consists of the following:


                                             June 30,
                                       1999            1998
                                    ---------       ---------
                                         (in thousands)
Land                                $   1,034       $   1,034
Buildings and improvements             42,289          41,216
Machinery and equipment               111,505          92,950
Construction in progress                3,068          10,466
                                    ---------       ---------
                                      157,896         145,666
Less: Accumulated depreciation        (61,212)        (52,288)
                                    ---------       ---------
                                    $  96,684       $  93,378
                                    ---------       ---------
                                    ---------       ---------

     Depreciation and amortization expense was $12,295,000, $9,893,000 and $8,293,000 for fiscal 1999, 1998, and 1997, respectively, of which $9,912,000,
$8,200,000, and $7,309,000 respectively, was included in cost of sales.

     In fiscal 1999, equipment with a net book value of $273,000 was disposed of for $50,000. In fiscal 1997, machinery and tooling with a net book value of $743,000 was disposed of for $46,000 and a note receivable of $98,000. The loss is classified as cost of sales in the accompanying consolidated statement of operations.

NOTE 7 - ACCRUED LIABILITIES.

Accrued liabilities consists of the following:


                                         June 30,
                                    1999          1998
                                   -------      -------
                                      (in thousands)

Accrued employee compensation      $14,591      $11,467
Accrued advertising                  9,055        9,402
Other current liabilities            1,049        1,744
                                   -------      -------
                                   $24,695      $22,613
                                   -------      -------
                                   -------      -------


NOTE 8 - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.


                                                  June 30,
                                            1999           1998
                                          --------       --------
                                              (in thousands)

Revolving credit agreement                $   --         $  4,000
Senior notes                                16,000         20,000
Industrial revenue bonds                    10,000         10,000
                                          --------       --------
Total debt                                  26,000         34,000
Less current portion of senior notes        (4,000)        (4,000)
                                          --------       --------
Total long-term debt                      $ 22,000       $ 30,000
                                          --------       --------
                                          --------       --------


Aggregate annual principal payments subsequent to June 30, 1999 are summarized as follows (in thousands):


               2000                               $  4,000
               2001                                  4,000
               2002                                  4,000
               2003                                  4,000
               2004                                   --
               Thereafter                           10,000
                                                  --------
                                                  $ 26,000
                                                  --------
                                                  --------


         REVOLVING CREDIT AGREEMENT - O'Sullivan has a variable-rate, unsecured $25.0 million revolving credit facility with a bank that expires on February 28, 2001. As of June 30, 1999 there were no borrowings outstanding under this facility.

         SENIOR NOTES - O'Sullivan issued $20.0 million of 8.01% notes in a 1995 private placement to certain insurance companies. These notes are payable in annual $4 million increments from fiscal 1999 to fiscal 2003. The first $4 million payment on the notes was made in May 1999. Of the $16 million remaining on these notes, $12 million is classified as long-term and $4 million is classified as the current portion of long-term debt.

         Under the terms of the Note Purchase Agreements, O'Sullivan is required to meet certain financial ratios, including a funded debt-to-earnings ratio requirement, a minimum net worth requirement and an earnings to fixed charges ratio requirement. The agreements also contain a prepayment penalty.

         INDUSTRIAL REVENUE BONDS - A subsidiary of O'Sullivan was the obligor on $10 million of 8.25% industrial revenue bonds ("IRB's") that were to mature on October 1, 2008. On October 1, 1998, O'Sullivan refinanced these bonds with new, ten year variable interest rate IRB's. The $300,000 premium on the early retirement of the bonds was recognized as a loss in the second quarter of fiscal 1999 and is included in interest expense in the accompanying consolidated statement of operations. Interest on the IRB's is paid quarterly. The loan is secured by a $10.3 million standby letter of credit under the revolving credit facility.

         Effective October 1, 1998, O'Sullivan entered into a forward starting interest rate swap agreement with a notional principal amount of $10 million which terminates October 1, 2008. Pursuant to the agreement, O'Sullivan pays a fixed rate of 7.13% and receives a floating interest rate for the duration of the swap agreement (5.0% at June 30, 1999). The swap has the effect of hedging O'Sullivan's exposure to an increase in interest rates under the refinanced IRB's discussed above. O'Sullivan has designated the swap as a hedge against future cash flow exposure. The fair value of this interest rate swap at June 30, 1999 was approximately $525,000. This amount represents the amount O'Sullivan would have to pay to terminate the swap. This amount has not been recognized in the accompanying consolidated financial statements since it is accounted for as a hedge.

NOTE 9 - INCOME TAXES.

The income tax provision consists of the following:


                     For the year ended June 30,
                   1999        1998         1997
                --------     --------     --------
                         (in thousands)
Current:
    Federal     $ 10,890     $  7,886     $  9,955
    State            529          442          473
                --------     --------     --------
                  11,419        8,328       10,428
Deferred             481          414         (378)
                --------     --------     --------
                $ 11,900     $  8,742     $ 10,050
                --------     --------     --------
                --------     --------     --------


The following table reconciles O'Sullivan's federal corporate statutory rate and its effective income tax rate:


                                                For the year ended June 30,
                                               1999         1998         1997
                                               ----         ----         ----
Statutory rate                                 35.0%        35.0%        35.0%
State income taxes, net of federal benefit      1.6          1.7          1.7
Goodwill amortization                           1.1          1.3          1.2
Other, net                                     (1.7)        (1.0)         0.1
Effective tax rate                             36.0%        37.0%        38.0%



                                                                     June 30,
                                                                1999          1998
                                                              --------      --------
                                                                   (in thousands)

DEFERRED TAX ASSETS:
ad debt reserve                                              $    895      $    847
Insurance reserves                                                 592           755
Accrued compensation                                             1,184           898
Other                                                              154            93
                                                              --------      --------
   Total deferred tax assets                                     2,825         2,593
                                                              --------      --------

DEFERRED TAX LIABILITIES:
Depreciation and amortization                                  (16,318)      (15,690)
Inventories                                                        (98)          (39)
Other                                                             (372)         (346)
                                                              --------      --------
   Total deferred tax liabilities                              (16,788)      (16,075)
                                                              --------      --------
      Net deferred tax liability                              $(13,963)     $(13,482)
                                                              --------      --------
                                                              --------      --------

REPORTED AS:
Current assets
  (included in prepaid expenses and other current assets)     $  2,269      $  2,208
Noncurrent liabilities-deferred income taxes                   (16,232)      (15,690)
                                                              --------      --------
      Net deferred tax liability                              $(13,963)     $(13,482)
                                                              --------      --------
                                                              --------      --------


         In connection with the 1994 initial public offerings of O'Sullivan's common stock, Tandy Corporation, TE Electronics Inc. and O'Sullivan entered into a Tax Sharing and Tax Benefit Reimbursement Agreement. Pursuant to the tax agreement, Tandy is primarily responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to O'Sullivan for all periods ending on or prior to the date of consummation of the Offerings and for audit adjustments to such federal income and foreign income taxes. O'Sullivan is responsible for all other taxes owing with respect to O'Sullivan, including audit adjustments to state and local income and for franchise taxes.

         O'Sullivan and Tandy made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O'Sullivan's assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by Tandy. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by O'Sullivan. Pursuant to the tax agreement, O'Sullivan pays Tandy nearly all of the federal tax benefit expected to be realized with respect to such additional basis. Amounts payable to Tandy pursuant to the tax agreement are recorded as current federal income tax expense in the accompanying consolidated statements of operations. Income tax expense thus approximates the amount which would be recognized by O'Sullivan in the absence of the tax agreement. Although the amount of the payment required to be made in a particular year under the tax agreement may differ somewhat from the difference in that tax year between O'Sullivan's actual taxes and the taxes that O'Sullivan would have owed had the increase in basis not occurred, the aggregate amount of payments required to be made by O'Sullivan to Tandy over the life of the tax agreement will not differ materially from the difference over the life of the tax agreement between O'Sullivan's actual taxes and the amount of taxes that O'Sullivan would have owed had the increase in basis not occurred. Consequently, such payments should have no effect on O'Sullivan's earnings and should not have a material effect on its cash flow. The tax agreement provides for adjustments to the amount of tax benefit payable in the event of certain material transactions, such as a business combination or significant disposition of assets. During fiscal 1999, 1998 and 1997, $9.7 million, $11.7 million and $6.0 million, respectively, were paid to Tandy pursuant to this agreement. See Note 14.

NOTE 10 - STOCK OPTIONS.

         Under O'Sullivan's Amended and Restated 1994 Incentive Stock Plan, designated officers, employees, employee directors and consultants of O'Sullivan are eligible to receive awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock grants or performance awards. Annually, non-employee directors receive options to purchase 2,000 shares of common stock (increased from 1,000 shares beginning in fiscal 1998). The purchase price of common stock subject to an option shall not be less than the market value of the stock on the date of the grant and for a term not to exceed ten years. An aggregate of 2,000,000 shares of common stock have been reserved for issuance under the Plan, no more than 300,000 of which may be awarded as restricted stock or performance awards. In fiscal 1994, O'Sullivan awarded restricted shares of common stock totaling 19,950 shares. The restrictions on these shares lapsed in fiscal 1999.

         In July 1996, the compensation committee granted, subject to stockholder approval, options to purchase 625,250 shares of common stock to O'Sullivan's officers and other key employees. Depending on whether certain performance objectives were met, the options would become exercisable in one-third increments on each of the first three anniversaries of the date of the grant and would expire ten years after the date of the grant. To the extent performance objectives were not met, the options would become exercisable on August 10, 2003 and would expire September 10, 2003. As a result of O'Sullivan's Company's performance in fiscal 1997, the options became exercisable over three years through fiscal 1999 and will expire in July 2006. The stockholders approved the grants in November 1996; accordingly, O'Sullivan recognized compensation expense of approximately $2.2 million over the three year vesting period, which amount was based on the difference between the exercise price and the fair market value of common stock on the date of stockholder approval. O'Sullivan recognized compensation expense of $749,000 in each of fiscal 1999, fiscal 1998 and fiscal 1997 related to the granting of these options.

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


                      Summary of Stock Option Transactions
                          (share amounts in thousands)


                                         June 30, 1999          June 30, 1998           June 30, 1997
                                     ---------------------   --------------------   ---------------------
                                                  Weighted              Weighted                Weighted
                                                   Average              Average                  Average
                                                  Exercise              Exercise                Exercise
                                     Shares        Price     Shares       Price     Shares        Price
                                     ------      ---------   ------     ---------   ------      ---------

Outstanding at beginning of year      1,544      $    9.77   1,215      $    7.61     324      $    9.14
Grants                                   91          10.60     378          15.90     909           7.31
Exercised                               (14)          7.23     (38)          7.13      (1)          7.50
Canceled                                (28)         10.00     (11)          9.32     (17)          8.02
                                      -----                  -----                  -----
Outstanding at end of year            1,593           9.84   1,544           9.77   1,215           7.61
                                      -----                  -----                  -----
                                      -----                  -----                  -----
Exercisable at end of year              928           8.82     500           8.45     145          10.04
                                      -----                  -----                  -----
                                      -----                  -----                  -----
Weighted average fair value of
   options granted during the year               $    5.38              $    7.95              $    6.53
                                                 ---------              ---------              ---------
                                                 ---------              ---------              ---------



                                   Options Outstanding               Options Exercisable
                       ------------------------------------------  -------------------------
                           Shares                        Weighted                   Weighted
      Range of         Outstanding at  Weighted Average   Average       Shares      Average
  Exercise Prices         6/30/99         Remaining      Exercise   Exercisable at  Exercise
                          (000's)      Contractual Life   Price    6/30/99 (000's)  Price
-------------------    --------------  ----------------  --------  ---------------  --------

$   6.18  -   $7.59        1,001           6.9 years     $  7.21        704         $  7.24
$   7.60  -   $9.49            9           6.7 years        8.65          7            8.49
$   9.50  -  $11.39           89           9.4 years       10.60          -               -
$  11.40  -  $13.29          138           5.9 years       12.52        123           12.54
$  13.30  -  $15.192          10           8.2 years       13.38          3           13.38
$  15.20  -  $16.10          346           8.0 years       16.09         91           16.09
                       --------------                              ---------------
$   6.18  -  $16.10        1,593           7.2 years     $  9.84        928         $  8.82
                       --------------                              ---------------
                       --------------                              ---------------


         O'Sullivan has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for options granted except as mentioned above. Had compensation cost for O'Sullivan's stock option plans been determined based on the fair value at the grant date for awards in fiscal 1999, 1998 and fiscal 1997 in accordance with the provisions of FAS 123, O'Sullivan's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                      Year Ended June 30,
                                               ------------------------------
                                                 1999       1998        1997
                                               --------   --------   --------
                                                     (in thousands)
Net income                     As reported     $ 21,153   $ 14,899   $ 16,398
                               Pro forma         19,765     13,729     15,521
Basic earnings per share       As reported         1.32       0.91       0.98
                               Pro forma           1.23       0.85       0.92
Diluted earnings per share     As reported         1.30       0.89       0.96
                               Pro forma           1.22       0.84       0.92


         We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model based upon the following weighted average assumptions:


                                                1999         1998         1997
                                                -----        -----        -----
Risk-free interest rate                          5.10%        6.24%        6.70%
Dividend yield                                   None         None         None
Volatility factor                               42.57%       37.56%       47.84%
Weighted average expected life (years)           6.0          6.6          6.8


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of the impact on future years as the pro forma amounts above do not include the impact of stock option awards granted prior to fiscal 1996.

NOTE 11 - EMPLOYEE BENEFIT PLANS.

         O'Sullivan maintains a stock purchase program that is available to most employees. The stock purchase program (the "SPP"), as amended, allows a maximum employee contribution of 5%, while O'Sullivan's matching contribution is 25%, 40% or 50% of the employee's contribution, depending on the length of the employee's participation in the program. The matching contributions to the stock purchase program were $700,000, $700,000 and $600,000 in fiscal years 1999, 1998 and 1997, respectively.

         O'Sullivan also has a Savings and Profit Sharing Plan in which most employees are eligible to participate. Under the savings or Section 401(k) portion of the plan, employees may contribute from 1% to 15% of their compensation (subject to certain limitations imposed by the Internal Revenue
Code), and O'Sullivan makes matching contributions equal to 50% of the first 5% of eligible employee contributions. Under the profit sharing portion of the plan, O'Sullivan may contribute annually an amount up to 7.5% of O'Sullivan's pre-tax earnings, subject to Board approval. Employer matching contributions are invested in O'Sullivan common stock. Employer matching contributions vest immediately, while profit sharing contributions vest 100% when the employee has five years of service with O'Sullivan. For fiscal 1999, 1998 and 1997, O'Sullivan accrued approximately $2.5 million, $1.7 million and $2.0 million, respectively, for the profit sharing portion of the plan. The matching contributions to the savings portion of the plan were $800,000, $700,000 and $600,000 in fiscal year 1999, 1998 and 1997 respectively.

         Employees can direct the voting of O'Sullivan common stock attributable to their Stock Purchase Program and Savings and Profit Sharing Plan accounts.

         Effective July 1, 1997, O'Sullivan implemented its Deferred Compensation Plan. This plan is available to employees of O'Sullivan deemed to be "highly compensated employees" pursuant to the Internal Revenue Code. O'Sullivan will make certain matching and profit sharing accruals to the accounts of participants. All amounts deferred or accrued under the terms of the plan represent unsecured obligations of O'Sullivan to the participants. Matching and profit sharing accruals under the this plan were not material in fiscal 1999 or fiscal 1998.

NOTE 12 - TERMINATION PROTECTION AGREEMENTS.

         O'Sullivan has entered into Termination Protection Agreements with most of its officers. These Termination Protection Agreements, all of which are substantially similar, have initial terms of two years which automatically extend to successive one-year periods unless terminated by either party. If the employment of any of these officers is terminated, with certain exceptions, within 24 months following a change in control, the officers are entitled to receive certain cash payments, as well as the continuation of fringe benefits for a period of up to twelve months. Additionally, all benefits under the Savings and Profit Sharing Plan and the Deferred Compensation Plan vest, all restrictions on any outstanding incentive awards or shares of restricted common stock will lapse and such awards or shares will become fully vested, all outstanding stock options will become fully vested and immediately exercisable, and O'Sullivan will be required to purchase for cash, on demand made within 60 days following a change in control, any shares of unrestricted common stock and options for shares at the then current per-share fair market value. The agreements as amended in February 1996 also provide one year of outplacement services for the officer and that, if the officer moves more than 20 miles from his primary residence in order to accept permanent employment within 36 months after leaving O'Sullivan, O'Sullivan will, upon request, repurchase the officer's primary residence at a price determined in accordance with the agreement.

         In March 1999, O'Sullivan entered into 24 Termination Protection Agreements with its director-level managers, three of whom were promoted to officers in July 1999. The Termination Protection Agreements (all of which are substantially similar) have initial terms of two years which automatically extend for successive one-year periods unless terminated by either party. If the employment of any of these employees is terminated (with certain exceptions) within twelve months following a "Change in Control," or in certain other instances in connection with a Change in Control, the employees are entitled to receive a cash payment equal to the total of six months salary and one-half of their respective annual bonus (twelve months salary and an annual bonus amount in certain instances). The employees would also be entitled to the continuation of certain insurance benefits (life insurance, disability, medical, dental and hospitalization benefits) for a period of up to six (or twelve) months. The agreements also provide for outplacement services for the employee.


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

NOTE 13 - STOCKHOLDER RIGHTS PLAN.

         O'Sullivan has adopted a Stockholder Rights Plan under which one right (a "Right") was issued with respect to each share of common stock. Each Right entitles the holder to purchase from O'Sullivan a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $110 per Right, subject to adjustment in certain events.

         The Rights are currently attached to all certificates representing outstanding shares of common stock, and separate certificates for the Rights will be distributed only upon the occurrence of certain specified events. The Rights will separate from the common stock and a "Distribution Date" will occur upon the earlier of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock, or (ii) ten business days (or such later date as may be determined by O'Sullivan's Board of Directors before the Distribution Date occurs) following the commencement of a tender offer or exchange offer that would result in a person becoming an Acquiring Person.

         The Rights Plan was amended in March 1999 to change the Rights Agent and to conform the plan to recent Delaware court decisions.

         The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 1, 2004, unless earlier redeemed or exchanged by O'Sullivan.

         In the merger agreement discussed in Note 3 above, O'Sullivan agreed to amend the stockholder rights plan so that OSI Acquisition, Inc. will not be an Acquiring Person.

NOTE 14 - COMMITMENTS AND CONTINGENCIES.

          O'Sullivan leases warehouse space, computers and certain other equipment under operating leases. As of June 30, 1999, minimum future lease payments for all noncancellable lease agreements were as follows (in thousands):


               2000             $ 1,611
               2001               1,102
               2002                 753
               2003                 515
               2004                 338
               Thereafter            66
                                -------
               Total            $ 4,384
                                -------
                                -------


         Amounts incurred by O'Sullivan under operating leases (including renewable monthly leases) were $1,679,000, $1,367,000 and $936,000 in 1999, 1998 and 1997, respectively.

         On May 18, 1999, five lawsuits were filed as class actions by stockholders in the Delaware Court of Chancery seeking to enjoin the merger or, in the alternative to rescind the merger and recover monetary damages (See Note
3). The complaints name as defendants O'Sullivan, all of its directors and, in some cases, BRS. The complaints allege that O'Sullivan's directors breached their fiduciary duties by approving the merger. The complaints also allege that the price terms of the merger are inadequate and unfair to O'Sullivan's stockholders. In addition, the complaints allege that the management participants in the buyout have conflicts of interest that have prevented them from acting in the best interests of O'Sullivan's stockholders and that make it inherently unfair for BRS and the management participants in the buyout to acquire 100% of the O'Sullivan's stock. In the cases naming BRS as a defendant, BRS is alleged to have aided and abetted breaches of fiduciary duties. The defendants do not have to respond to the lawsuits after the plaintiffs have combined their complaints into one complaint. The court issued an order on July 22, 1999 requiring the plaintiffs to consolidate their complaints into one complaint. However, no date has been set by which the defendants must move or answer in response to the combined complaint. Management believes that the claims are without merit and intends to vigorously defend the lawsuit.

         On June 29, 1999, Tandy filed suit in a Texas court against O'Sullivan. The suit relates to a potential reduction in O'Sullivan's tax benefit payments to Tandy that would result from increased interest expense after the completion of the merger. Tandy claims that this reduction would violate the tax sharing and tax reimbursement agreement.

         On September 9, 1999, Tandy filed a motion for summary judgment in its lawsuit. The motion argues that Tandy is entitled to a court order requiring O'Sullivan to commence dispute resolution procedures under the tax sharing agreement. Because O'Sullivan has made all the payments required to be made under the tax sharing agreement and because no merger has occurred, O'Sullivan believes that Tandy's lawsuit is premature since there cannot be a dispute under the tax sharing agreement with respect to the increased interest resulting from the merger until the merger is completed. Alternatively, Tandy argues that it is entitled to a court order preventing O'Sullivan from deducting the interest expense related to the merger from O'Sullivan's tax-sharing payments to Tandy. Tandy's argument is based on a letter to that effect, dated June 22, 1999, from PricewaterhouseCoopers LLP to an officer of Tandy. The PricewaterhouseCoopers letter relies on an opinion provided by Tandy's outside counsel. O'Sullivan has not seen a copy of that opinion. Tandy claims that the June 22, 1999 letter entitles it to the relief it seeks since PricewaterhouseCoopers is O'Sullivan's auditing firm. According to Tandy, PricewaterhouseCoopers should necessarily be an acceptable arbiter to O'Sullivan under the tax sharing agreement's dispute resolution provisions. PricewaterhouseCoopers, however, did not issue the letter in its capacity as O'Sullivan's auditor or as a neutral arbiter, but rather at the request of Tandy. Moreover, PricewaterhouseCoopers states in the letter that the letter "does not constitute a tax opinion or legal advice." O'Sullivan believes the PricewaterhouseCoopers letter does not entitle Tandy to relief because, among other invalid assumptions supplied by Tandy, that letter incorrectly assumes that OSI Acquisition, Inc. will incur the debt used to finance the merger. In fact, the debt used to finance the merger will be incurred by O'Sullivan Industries Holdings, Inc. and its operating subsidiary, O'Sullivan Industries, Inc. O'Sullivan has received an opinion from its outside counsel that supports O'Sullivan's interpretation of the tax sharing agreement. A hearing on the motion for summary judgment is scheduled for October 1, 1999. O'Sullivan believes Tandy's lawsuit is without merit and intends to defend itself vigorously.

         In addition, O'Sullivan is a party to various legal actions arising in the ordinary course of its business. O'Sullivan does not believe that any such pending actions will have a material adverse effect on its results of operations or financial position. O'Sullivan maintains liability insurance at levels which it believes are adequate for its needs.

         O'Sullivan's operations are subject to extensive federal, state and local laws, regulations and ordinances relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment. Permits are required for certain of O'Sullivan's operations and are subject to revocation, modification and renewal by governmental authorities. In general, compliance with air emission regulations is not expected to have a material adverse effect on O'Sullivan's business, results of operations or financial condition.

         O'Sullivan's manufacturing facilities ship waste product to various disposal sites. O'Sullivan has been designated as a potentially responsible party under the Arkansas Remedial Action Trust Fund Act in connection with the cost of cleaning up one site in Diaz, Arkansas and has entered into a DE MINIMIS buyout agreement with certain other potentially responsible parties, pursuant to which it has contributed $2,000 to date toward cleanup costs. O'Sullivan believes that amounts it may be required to pay in the future, if any, will be immaterial.

         In October 1998, Mr. Daniel F. O'Sullivan, Chairman of the Board of Directors and Chief Executive Officer, completed negotiations of a retirement and consulting agreement with O'Sullivan contingent upon the hiring of his successor. In May 1999, the original retirement agreement was amended, removing a contingency relating to the hiring of his successor. The retirement agreement contains standard noncompetition provisions. The present value of all future payments to Mr. O'Sullivan under this agreement have been capitalized and recorded as an intangible asset. The noncompetition asset will be amortized on a straight line basis over the term of the agreement with Mr. O'Sullivan commencing on the earlier of his retirement or March 31, 2000. Based on a retirement date of March 31, 2000, the amortization period would be approximately 6.3 years. The noncompetition asset of $1.9 million, which represents the present value of the future payments to be paid pursuant to the agreement, and the corresponding liability of $1.9 million, are included in the accompanying consolidated balance sheet.

         During fiscal 1999, O'Sullivan also recorded compensation expense equal to the intrinsic value of Mr. O'Sullivan's outstanding options in conjunction with the acceleration of the vesting of Mr. O'Sullivan's unvested options and the extension of the exercise period for all of Mr. O'Sullivan's options. The compensatory charge related to the options, combined with the associated legal and other costs, approximated $235,000.

NOTE 15 - SHARE REPURCHASE PROGRAM.

         On May 2, 1997, the Board of Directors authorized the purchase of up to five percent of the outstanding shares of O'Sullivan's common stock during the next 24 months. Purchases were completed in October 1998, after spending approximately $9.5 million for 840,000 shares.

NOTE 16 - MAJOR CUSTOMERS AND INTERNATIONAL OPERATIONS.

         Sales to three customers exceeded 10% of net sales in at least one of the prior three fiscal years. Sales to such customers as a percentage of net sales were:

                                    YEAR ENDED JUNE 30,
                                 --------------------------
                                 1999       1998       1997
                                 ----       ----       ----
               Customer A        20.9%      20.1%      17.1%
               Customer B        13.1%      11.6%      12.3%
               Customer C         7.6%       9.7%      12.0%

         There are no material foreign operations or export sales.

NOTE 17 - QUARTERLY OPERATING RESULTS - UNAUDITED (in thousands, except per share data).

                                               Fiscal 1998 (By Quarter)
                                      --------------------------------------
                                         1         2         3          4
                                      -------   -------   --------   -------
Net sales                             $87,673   $97,786   $108,529   $85,644
Gross profit                           24,893    28,099     32,809    26,201
Net income                              3,715     4,733      7,732     4,974(a)
Basic earnings per common share          0.23      0.30       0.48      0.31
Diluted earnings per common share        0.23      0.29       0.47      0.30

                                               Fiscal 1999 (By Quarter)
                                      --------------------------------------
                                         1         2         3          4
                                      -------   -------   --------   -------
Net sales                             $77,141   $85,524   $ 92,325   $84,417
Gross profit                           22,738    23,386     24,653    24,544
Net income                              3,603     3,424      3,814     4,058
Basic earnings per common share          0.22      0.21       0.24      0.25
Diluted earnings per common share        0.22      0.20       0.23      0.25

(a)  See Note 2 regarding significant fourth quarter adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth certain information with respect to the business experience of each Director of O'Sullivan during the past five years and certain other directorships held by Director. References to service with O'Sullivan in this section include service with O'Sullivan Industries, Inc. our wholly owned subsidiary.

CLASS III DIRECTORS--TERM EXPIRING 1999.

WILLIAM C. BOUSQUETTE, 62, an independent financial consultant, was appointed a director of O'Sullivan in December 1993. From January 1995 through December 31, 1996, Mr. Bousquette was the Senior Vice President and Chief Financial Officer of Texaco, Inc., an integrated petroleum company. From January 1994 to January 1995 and from November 1990 to January 1993, he was Executive Vice President and Chief Financial Officer of Tandy Corporation, a retailer of consumer electronics products. From January 1993 to January 1994, he was Chief Executive Officer of TE Electronics Inc., a subsidiary of Tandy. From 1983 until O'Sullivan's initial public offerings in February 1994, Tandy and TE owned all of the stock of O'Sullivan. Mr. Bousquette is also a director of Cyprus Amax Minerals Company, a mining company; and InterTAN, Inc., a retailer of consumer electronics products with locations in Canada, Australia and the United Kingdom.

STEWART M. KASEN, 60, was appointed President and Chief Executive Officer of Factory Card Outlet, Inc. in May 1998; he has served as Chairman since 1997. Factory Card Outlet is a retailer of special occasion merchandise which filed for protection under Chapter 11 of the United States Bankruptcy Code in 1999. Mr. Kasen was the Chief Executive Officer of Best Products Co., Inc., a chain of retail stores, from October 1989 to April 1996. Best Products filed a petition for bankruptcy under the United States Bankruptcy Code in September 1996, and Best Products was subsequently liquidated. Mr. Kasen is also a director of Markel Corporation, an underwriter of specialty insurance products; K2 Inc., a manufacturer of sporting goods and recreational products; and The Elder-Beerman Stores Corp., a regional department store. Mr. Kasen joined O'Sullivan's Board of Directors in August 1996.

DANIEL F. O'SULLIVAN, 58, was named President, Chief Executive Officer and a Director of O'Sullivan in November 1993 and became Chairman of the Board in December 1993. He relinquished the position of President of O'Sullivan in July 1996 and resigned as Chief Executive Officer in October 1998. He served as President of O'Sullivan Industries, Inc. from 1986 until July 1996, and was appointed Chairman of the Board and Chief Executive Officer in 1994. He also serves as Chairman of the Board and Chief Executive Officer of O'Sullivan Industries -Virginia, Inc. Mr. O'Sullivan has been employed by O'Sullivan since September 1962. Under the terms of his retirement and consulting agreement with O'Sullivan, Mr. O'Sullivan is to retire as Chairman in March 2000.

CLASS I DIRECTORS--TERM EXPIRING 2000.

RICHARD D. DAVIDSON, 51, was named President and Chief Operating Officer of O'Sullivan, O'Sullivan Industries, Inc. and O'Sullivan Industries -Virginia, Inc. in July 1996. He was named a Director of O'Sullivan Industries and O'Sullivan Industries - Virginia, Inc. in July 1996 and O'Sullivan Holdings in August 1996. For more than five years prior to October 1995, he served as a Senior Vice President of Sunbeam Corporation and as President of Sunbeam's Outdoor Products Division.

RONALD G. STEGALL, 51, has been President and Chief Executive Officer of Arlington Equity Partners, a venture capital investment firm, since 1992. Mr. Stegall is Chairman of the Board of InterTAN, Inc., a retailer of consumer electronics products with locations in Canada, Australia and the United Kingdom, and is a director of Hastings Entertainment, Inc., a retailer of books, audio and video recordings and software, and Gadzooks, Inc. an apparel and accessory retailer. From 1987 through 1991, he was Chairman and Chief Executive Officer of BizMart, Inc., a chain of office products superstores subsequently sold to OfficeMax, Inc. Mr. Stegall was appointed a director of O'Sullivan in July 1994.

CLASS II DIRECTORS--TERM EXPIRING 2001.

CHARLES G. HANSON, 86, retired on December 31, 1993 from his career as the founder, President and Chief Executive Officer of Stuart Hall Co., a commercial stationery manufacturer, following the sale of Stuart Hall to The Newell Co. He is also a member of the Board of Trustees of the Eisenhower Medical Center and the Barbara Sinatra Children's Center. Mr. Hanson was appointed a director of O'Sullivan in March 1995.

THOMAS M. O'SULLIVAN, SR., 77, was appointed director of O'Sullivan in December 1993. He founded O'Sullivan Industries in 1954 and served as its President until June 1986. He has been President of O'Sullivan Properties, Inc., a real estate investment company, since December 1986.

TYRONE E. RIEGEL, 56, has been Executive Vice President of O'Sullivan Industries, Inc. since July 1986 and a Director since March 1994. He was appointed as Executive Vice President and a Director of O'Sullivan in November 1993. Mr. Riegel also serves as Executive Vice President and a Director of O'Sullivan Industries - Virginia, Inc. Mr. Riegel has been employed by O'Sullivan since January 1964.

EXECUTIVE OFFICERS.

         O'Sullivan's executive officers, and their ages and positions with O'Sullivan as of September 1, 1999, are as follows:


                                   OFFICER
NAME                        AGE    SINCE(1)   POSITION(S)

Daniel F. O'Sullivan         58      1969     Chairman of the Board
Richard D. Davidson          51      1996     President and Chief Operating Officer and Director
Tyrone E. Riegel             56      1969     Executive Vice President and Director
Phillip J. Pacey             34      1999     Vice President-Finance and Treasurer
Thomas M. O'Sullivan, Jr.    44      1993     Vice President-Sales
Rowland H. Geddie, III       45      1993     Vice President, General Counsel and Secretary
E. Thomas Riegel             55      1993     Vice President-Strategic Operations
James C. Hillman             54      1973     Vice President-Human Resources
Michael P. O'Sullivan        40      1995     Vice President-Marketing
Tommy W. Thieman             48      1999     Vice President-Manufacturing-Lamar
Stuart D. Schotte            37      1999     Vice President-Supply Chain Management


----------
(1)  Includes officer positions held with O'Sullivan Industries, Inc.

          PHILLIP J. PACEY was appointed Vice President-Finance and Treasurer of O'Sullivan, O'Sullivan Industries, Inc. and O'Sullivan Industries -Virginia, Inc. in July 1999. From November 1995 until July 1999, he served as Treasurer of O'Sullivan, O'Sullivan Industries, Inc. and O'Sullivan Industries - Virginia, Inc. From 1994 until November 1995, Mr. Pacey served as Corporate Tax Manager of Savannah Foods and Industries, Inc., a sugar refiner and marketer.

          THOMAS M. O'SULLIVAN, JR. has been Vice President-Sales of O'Sullivan, O'Sullivan Industries, Inc. and O'Sullivan Industries - Virginia, Inc. since 1993. Mr. O'Sullivan has been employed by O'Sullivan since June 1979.

          ROWLAND H. GEDDIE, III has been Vice President, General Counsel and Secretary of O'Sullivan, O'Sullivan Industries, Inc. and O'Sullivan Industries -Virginia, Inc. since December 1993. He was appointed a Director of O'Sullivan Industries, Inc. and O'Sullivan Industries - Virginia, Inc. in March 1994.

          E. THOMAS RIEGEL has been Vice President-Strategic Operations of O'Sullivan, O'Sullivan Industries, Inc. and O'Sullivan Industries -Virginia, Inc. since November 1995. From June 1993 until November 1995, he was Vice President-Marketing of O'Sullivan, O'Sullivan Industries, Inc. and O'Sullivan Industries - Virginia, Inc. Mr. Riegel has been employed by O'Sullivan since May 1971.

         JAMES C. HILLMAN has been Vice President-Human Resources of O'Sullivan since November 1993 and of O'Sullivan Industries, Inc. since 1980. He also serves as Vice President-Human Resources of O'Sullivan Industries - Virginia, Inc. Mr. Hillman has been employed by O'Sullivan since May 1971.

          MICHAEL P. O'SULLIVAN has been Vice President-Marketing of O'Sullivan, Industries and O'Sullivan Industries - Virginia, Inc. since November 1995. He served as National Sales Manager of O'Sullivan Industries, Inc. and O'Sullivan Industries - Virginia, Inc. from July 1993 until November 1995. Mr. O'Sullivan has been employed by O'Sullivan since 1984.

         TOMMY W. THIEMAN was appointed Vice President-Manufacturing-Lamar in July 1999 for O'Sullivan and O'Sullivan Industries, Inc. Since 1987, he has served as the Plant Manager in Lamar. Mr. Thieman has been employed by O'Sullivan since 1984.

         STUART D. SCHOTTE was appointed Vice President-Supply Chain Management in July 1999 for O'Sullivan , O'Sullivan Industries, Inc. and O'Sullivan Industries - Virginia, Inc. From February 1998 to July 1999, Mr. Schotte served as Controller for O'Sullivan Holdings, O'Sullivan Industries, Inc. and O'Sullivan Industries -Virginia, Inc. From July 1996 until February 1998, Mr. Schotte served as Director of Financial Analysis and Planning for Fast Food Merchandisers, Inc. From October 1994 to July 1996, he was a certified public accountant. From March 1993 to October 1994, he served as Corporate Controller for Savannah Foods and Industries, Inc.

          CERTAIN RELATIONSHIPS. Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan are brothers. Tommy W. Thieman is the brother-in-law of Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan. Tyrone E. Riegel and James C. Hillman were, prior to the deaths of their respective spouses, brothers-in-law of Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan. Tyrone E. Riegel and E. Thomas Riegel are brothers. Thomas M. O'Sullivan, Sr., a Director and the founder of O'Sullivan, is the father of Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan, is the father-in-law of Tommy W. Thieman and is the former father-in-law of Tyrone E. Riegel and James C. Hillman.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

         The following table reflects the cash and non-cash compensation for the chief executive officer of O'Sullivan and the four next most highly compensated executive officers at June 30, 1998.

                                                                               Long-Term
                                          Annual Compensation(1)              Compensation
                                          ----------------------              ------------

                                                                 Securities        All Other
                                 Fiscal   Salary     Bonus     Underlying Stock   Compensation
Name and Principal Position       Year     ($)        ($)       Options (#)(2)       ($)(3)

Daniel F. O'Sullivan              1999    275,000   229,279              --          44,107
Chairman of the Board             1998    273,269    74,856          80,000          35,939
                                  1997    229,807   210,849         136,000          21,096

Richard D. Davidson               1999    225,000   174,263              --          37,104
President and                     1998    224,423    56,942          65,000          31,760
Chief Operating Officer           1997    205,961   178,809         100,000          18,119

Tyrone E. Riegel                  1999    195,000   116,276              --          35,009
Executive Vice President          1998    194,615    38,062          28,000          35,441
                                  1997    184,856   121,268          84,500          26,503

Terry L. Crump(4)                 1999    160,000    95,460              --          28,576
Executive Vice President and      1998    159,423    31,284          28,000          27,366
Chief Financial Officer           1997    144,904    85,531          61,750          20,710

Thomas M. O'Sullivan, Jr.         1999    130,000    54,422              --          24,222
Vice President-Sales              1998    129,615    17,922          12,000          23,660
                                  1997    119,904    55,226          41,000          20,915


----------

          (1) For the years shown, the named officers did not receive any annual compensation not properly categorized as salary or bonus, except for certain perquisites and other personal benefits. The amounts for perquisites and other personal benefits for the named officers are not shown because the aggregate amount of such compensation, if any, for each of the Named Officers during the fiscal year shown does not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such officer.

          (2) Includes all options granted during fiscal years shown under the O'Sullivan Incentive Stock Plan. No stock appreciation rights were granted with any options.

          (3) In fiscal 1999, other compensation for the named officers consisted of the following:


                                                                      STOCK         DEFERRED
                                                                     PURCHASE     COMPENSATION
                                                   SPSP MATCHING     PROGRAM     PLAN MATCHING
                            GROUP LIFE               AND PROFIT      ("SPP")          AND
                            INSURANCE    AUTO         SHARING        MATCHING    PROFIT SHARING
     NAME                    PREMIUMS   ALLOWANCE  CONTRIBUTIONS  CONTRIBUTIONS  CONTRIBUTIONS
     ----                    --------   ---------  -------------  -------------  -------------

Daniel F. O'Sullivan        $ 3,150     $   -- *     $ 11,474       $ 8,747       $ 20,737
Richard D. Davidson         $ 2,016     $ 8,500      $ 11,474       $ 5,639       $  9,495
Tyrone E. Riegel            $ 3,150     $ 8,154      $ 11,474       $ 5,827       $  6,405
Terry L. Crump              $ 1,218     $ 8,154      $ 11,474       $ 3,826       $  3,904
Thomas M. O'Sullivan, Jr.   $   490     $ 7,827      $ 10,909       $ 3,698       $  1,656


     * Mr. Daniel F. O'Sullivan has the use of a company-owned automobile as a perquisite.

          The table does not include amounts payable in the event of a Change in Control. See "Change in Control Protections".

     (4)  Mr. Crump resigned as an officer of O'Sullivan on August 31, 1999.

SEVERANCE AGREEMENTS.

         In October 1998, O'Sullivan entered into a Retirement and Consulting Agreement, Release and Waiver of Claims with Daniel F. O'Sullivan. Under the retirement agreement, as amended in May 1999, Mr. O'Sullivan resigned as Chief Executive Officer in October 1998 and is to retire as Chairman of the Board in March 2000. Upon his retirement, O'Sullivan has agreed to pay Mr. O'Sullivan $42,160 per month for 36 months and then to pay him $11,458 per month until he reaches age 65. O'Sullivan will also provide Mr. O'Sullivan with health insurance. Upon his retirement, Mr. O'Sullivan's unvested stock options will vest and be exercisable for five years or until their earlier expiration. Mr. O'Sullivan will provide consulting services, if requested, to O'Sullivan until he reaches age 65, and has agreed not to compete with O'Sullivan during the period he is a consultant.

         In August 1999, O'Sullivan entered into a severance agreement with Terry Crump, its Executive Vice President and Chief Financial Officer at the time. Pursuant to the agreement, Mr. Crump resigned as an officer of O'Sullivan effective August 31, 1999, although he remains an employee. In the Agreement, O'Sullivan agreed to pay Mr. Crump the benefits he would receive under his Termination Protection Agreement if the merger closes. If the merger does not close, O'Sullivan will pay Mr. Crump one year's salary, will maintain his medical and life insurance for up to one year and will pay for certain outplacement services.

                         OPTION GRANTS IN THE LAST YEAR

         During the fiscal year ended June 30, 1999, no options were granted to the named officers.

                        OPTION EXERCISES IN THE LAST YEAR
                           AND YEAR-END OPTION VALUES

          The following table summarizes information on outstanding options to purchase common stock held by the named officers as of June 30, 1999. No options were exercised by officers or directors during the fiscal year ended June 30, 1999.


                                                              VALUE OF        VALUE OF
                                SHARES         SHARES        EXERCISABLE   UNEXERCISABLE
      NAME                   EXERCISABLE   UNEXERCISABLE       OPTIONS        OPTIONS
                              @ 6/30/99      @ 6/30/99        @ 6/30/99      @ 6/30/99

Daniel F. O'Sullivan           139,248        124,052      $  1,100,853     $ 601,479
Richard D. Davidson             78,657         86,343           644,122       398,882
Tyrone E. Riegel                94,030         54,470           784,092       341,565
Terry L. Crump                  64,215         42,455           549,398       264,846
Thomas M. O'Sullivan, Jr.       48,563         22,437           351,016       142,046


                          CHANGE IN CONTROL PROTECTIONS

          O'Sullivan has termination agreements with its executive officers. If the employment of a protected employee is terminated by us within a period of up to 24 months after a change in control, the employee will be entitled to receive various benefits. The completion of the merger is a change of control for purposes of these agreements. These benefits include:

     1. a cash payment equal to the current base salary and highest bonus received in the previous years;

     2. a cash payment equal to the bonus earned by the employee in the year of termination, calculated on a pro rated basis on the date of termination;

     3.   a cash payment equal to accrued and unpaid vacation pay;

     4.   a cash payment for an automobile allowance of 12 months;

     5.   continued life and health insurance coverage for up to 12 months;

     6. a lump sum payment, adjusted for taxes, to the employee in an amount equal to the protected employee's unvested profit sharing account in the Savings and Profit Sharing Plan;

     7. a cash payment based on the amount that the protected employee would have received under our Deferred Compensation Plan had he continued to work for O'Sullivan until he attained the age of 65;

     8. all outstanding stock options vest and bonus become immediately exercisable;

     9. O'Sullivan will be required to purchase for cash any shares of unrestricted common stock and options for shares at the fair market value;

     10.  one year of outplacement services;

     11. for certain executive officers, if the protected employee moves more than 20 miles from his primary residence in order to accept permanent employment within 36 months after leaving O'Sullivan, we will repurchase employee's primary residence; and

     12.  if the executive officer is required to pay an excise tax under
          Section 4999 of the Internal Revenue code of 1986, we will pay the employee an additional amount to offset the effect of the tax.

         The agreements for certain executive officers also provide for cash payments in lieu of matching payments under the Stock Purchase Program and the Savings and Profit Sharing Plan. The agreements for certain executive officers also provide that, in some circumstances, they may voluntarily leave the employment of

O'Sullivan after a change in control and receive the benefits under the protection agreements. These circumstances include:

     -    an adverse change in the executive's status, title or duties;

     -    a reduction in the executive's salary or bonus;

     - relocation of the executive's office to a site which is more than 20 miles from its present location;

     -    a reduction in the executive's benefit levels;

     -    the insolvency or bankruptcy of O'Sullivan; or

     - the executive leaves the employment of O'Sullivan for any reason during the 60-day period beginning on the first anniversary of the change in control

         However, for purposes of the merger, each of the executive officers who is a management participant in the buyout has waived his right to receive benefits under the protection agreements in these circumstances, other than a reduction in his salary or bonus.

         The table below sets forth the total payments that may be received by each of the named officers if these persons are terminated following the completion of the merger. The values of non-cash benefits have been included on the basis of their estimated fair value. These amounts do not include any payments to be received for shares of O'Sullivan common stock or options to acquire O'Sullivan common stock. These amounts also do not include payments which we would make to offset the effect of excise taxes or to purchase any executive officer's home. We have assumed for this purpose that the merger was completed on September 30, 1999.


         OFFICER                                                AMOUNT
         -------                                               -------
Richard Davidson...........................................   $ 611,457
      President and Chief Operating Officer

Tyrone E. Riegel...........................................   $ 474,132
      Executive Vice President
Terry L. Crump.............................................   $ 390,983
      Executive Vice President and Chief Financial Officer
Thomas M. O'Sullivan, Jr...................................   $ 298,452
      Vice President-Sales


                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

         The members of the Compensation Committee are William C. Bousquette, Stewart M. Kasen and Ronald G. Stegall. No member of the Compensation Committee was an officer or employee of O'Sullivan Company or its subsidiaries during the fiscal year ended June 30, 1999. None was formerly an officer of O'Sullivan or any of its subsidiaries, except that Mr. Bousquette was a Vice President of O'Sullivan Industries, Inc. from July 12, 1991 until February 7, 1994. In addition, no executive officer of O'Sullivan serves on the board of directors or the compensation committee of another entity where a committee member is employed.

                             DIRECTORS' COMPENSATION

         Directors of O'Sullivan who are not employees of O'Sullivan or its subsidiaries are paid an annual retainer of $25,000. The chairmen of the compensation committee and the audit committee each receive an additional $1,000 per year. Expenses of attendance at meetings are paid by O'Sullivan. No fees are paid for attendance at Board or compensation or audit committee meetings. Employees of O'Sullivan do not receive additional compensation for their service as a director other than payment of expenses, if any, to attend a meeting.

         Each non-employee director automatically receives nonqualified stock options to purchase 2,000 shares of common stock on the first trading day in September of each year that he or she serves as a director. The option exercise price is set at the fair market value (as defined in the ISP) of a share of common stock on the first trading day immediately preceding the date of grant. The options vest in three equal increments on the first, second and third anniversaries of the date of grant.

         Effective July 1, 1997, O'Sullivan implemented its Stock Plan for Directors, which was approved by the stockholders of O'Sullivan at the 1997 Annual Meeting. Under the plan, directors may elect to receive their fees and retainers in common stock or restricted common stock rather than cash. Common stock is distributed quarterly, and is priced at the average of the closing prices on the last day of each month in a quarter. If a director elects to receive restricted stock, the purchase price is the same as for unrestricted common stock; the shares are issued in his name but are held in escrow by O'Sullivan. Restrictions on restricted stock under the plan lapse upon the death or disability of the director, retirement of the director at age 55 or older, involuntary termination of service as a director, a vote of a majority of the members of the Board other than the participating director or a change in control of O'Sullivan. If a participating director ceases to be a director of O'Sullivan for any other reason, the restricted stock issued to him is forfeited to O'Sullivan.

         During fiscal 1999, the Board established a special search committee and a special committee. These new committees entailed substantial additional responsibilities and time commitments on the directors serving on the committees. Accordingly, the Board approved additional compensation for the directors serving on the committees. Members of the special search committee received one-time retainers of $5,000 each, plus $1,000 for each meeting attended. Members of the special committee received a one-time retainer of $5,000, a fee of $1,000 for each meeting attended in person and $500 for each meeting attended by telephone conference. Additionally, Mr. Bousquette received a $10,000 retainer for his substantial services as chairman of the special committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, the Company's directors, Executives and any persons holding 10% or more of Common Stock are required to report their ownership of the Company's securities and any change in that ownership to the Securities and Exchange Commission and the New York Stock Exchange. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates during the fiscal year ended June 30, 1999. All of these filing requirements were satisfied by the Company's directors and Executives during fiscal 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BENEFICIAL OWNERSHIP OF COMMON STOCK.

         To our knowledge, the following are the only persons who own more than 5% of the shares of O'Sullivan's common stock:


                                          AMOUNT AND NATURE
                                            OF BENEFICIAL       PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER          OWNERSHIP          OF CLASS

Tweedy, Browne Company L.L.C. ........        1,485,009            9.3%
TBK Partners, L.P.
Vanderbilt Partners, L.P. ............
   52 Vanderbilt Avenue
   New York, New York 10017

Reich and Tang Asset Management L.P....       1,331,700            8.3%
   600 Fifth Avenue
   New York, New York 10020

Dimensional Fund Advisors, Inc. ......         944,700             5.9%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA 90401

ICM Asset Management .................         832,800             5.2%
   601 W. Main Avenue, Suite 97
   Spokane, WA 99201


         We had 16,086,329 shares of common stock outstanding on September 15, 1999. The following table provides information regarding the beneficial ownership of O'Sullivan's common stock as of August 27, 1999 for:

     -    our executive officers;
     -    our directors; and
     -    all of our directors and executive officers as a group.

Except under applicable community property laws, joint ownership and as otherwise indicated, each stockholder identified in the table possesses sole voting and investment power with respect to its or his shares.


                                                                            SAVINGS
                                                 SHARES         OPTIONS      AND
                     NAME                     BENEFICIALLY   BENEFICIALLY   PROFIT       TOTAL    PERCENT
                                                  OWNED          OWNED       PLAN       SHARES     OWNED
                                              ------------   ------------   -------    --------   -------
Daniel F. O'Sullivan.......................       46,733        263,300       1,545     311,578     1.9%
Richard D. Davidson........................      119,506        165,000         740     285,246     1.8%
Tyrone E. Riegel...........................       31,861        148,500       1,346     181,707     1.1%
Terry L. Crump.............................       23,460        106,670         834     130,806        *
Thomas M. O'Sullivan, Jr...................       36,211         71,000       2,841     110,052        *
Michael P. O'Sullivan......................       27,946         67,500       4,337      99,783        *
Rowland H. Geddie, III.....................       11,118         71,000       4,634      86,752        *
E. Thomas Riegel...........................       13,152         71,000       2,439      86,591        *
Tommy W. Thieman...........................       18,070         31,500       4,292      53,862        *
Phillip J. Pacey...........................        9,361         24,000       2,757      36,118        *
Stuart D. Schotte..........................          129          7,000          82       7,211        *
James C. Hillman...........................       22,592         71,000       3,959      97,551        *
William C. Bousquette......................       14,224          9,000           0      23,224        *
Charles G. Hanson..........................       25,000          8,000           0      33,000        *
Stewart M. Kasen...........................        8,417          7,000           0      15,417        *
Thomas M. O'Sullivan, Sr...................      167,084          9,000           0     165,084     1.1%
Ronald G. Stegall..........................            0          9,000           0       9,000        *
Directors and executive officers as a group
   (17 persons)............................      574,863      1,129,470      29,829   1,744,140    10.1%


----------
*    Less than 1.0%

          The shares for Mr. Daniel F. O'Sullivan include 500 shares owned by his wife. Mr. O'Sullivan disclaims beneficial ownership of the shares held by his wife.

          The shares for Mr. Thomas M. O'Sullivan, Sr. include 154,738 shares owned by O'Sullivan Properties, Inc. and 1,139 shares owned by his wife. Mr. Thomas M. O'Sullivan, Sr. and his wife own all of the voting stock of O'Sullivan Properties, Inc. Mr. O'Sullivan disclaims beneficial ownership of the shares held by his wife.

          The shares for Thomas M. O'Sullivan, Jr. include 4,995 shares he holds as custodian for his minor son and 13,036 shares held by a limited partnership in which he and his wife are general partners. Mr. O'Sullivan disclaims beneficial ownership of the shares held by his son and the partnership.

          The shares for Mr. Michael P. O'Sullivan include 9,567 shares he holds as custodian for his minor children and 405 shares owned by his wife. Mr. O'Sullivan disclaims beneficial ownership of the shares held by his minor children and his wife.

          The shares for Mr. James C. Hillman include 4,880 shares owned by his son. Mr. Hillman disclaims beneficial ownership of the shares held by his son.

         Some of the shares held in the Savings and Profit Plan may not be sold by the plan participants prior to the stockholder's retirement or the termination of his employment.

         Since all options to acquire shares of common stock will become exercisable upon completion of the proposed merger of OSI Acquisition, Inc. into O'Sullivan Holdings, we have treated all options as being beneficially owned. These include options which are not presently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 1999, Casey O'Sullivan, a son of Daniel F. O'Sullivan, worked as a salesman successively for companies that provide O'Sullivan corrugated boxes for its products. Sun Container provided O'Sullivan with corrugated boxes with a sales price aggregating $401,000 during fiscal 1999, of which $55,000 was supplied during the time Casey O'Sullivan was employed by Sun. Bennet Packaging has long been one of O'Sullivan's suppliers; O'Sullivan paid Bennett $5,790,000 during fiscal 1999, of which $2,936,000 was paid during the 6 months Casey O'Sullivan was an employee of Bennett. O'Sullivan has followed the practice of awarding purchase orders for cartons for a model to the lowest bidder for the carton.

         O'Sullivan has in the past rented storage and office space from O'Sullivan Properties, Inc. O'Sullivan Properties is controlled by Thomas M. O'Sullivan, Sr. During fiscal 1999, O'Sullivan did not rent any space from O'Sullivan Properties, but it paid O'Sullivan Properties $12,000 during fiscal 1999 in connection with the termination of a lease.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   FINANCIAL STATEMENTS

          The following consolidated statements of O'Sullivan Industries Holdings, Inc. and subsidiaries are filed as part of this report:


           Report of Independent Accountants...........................     24
           Consolidated Balance Sheets as of June 30, 1999 and 1998....     25
           Consolidated  Statements of Operations  for each of the
            three years in the period ended June 30, 1999 .............     26
           Consolidated  Statements  of Cash Flows for each of the
            three years in the period ended June 30, 1999..............     27
           Consolidated  Statements of Changes in  Stockholders'
            Equity for each of the three years in the period ended
            June 30, 1999..............................................     28
           Notes to Consolidated Financial Statements..................     29


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

(b)      Reports on Form 8-K

               i) Current Report on From 8-K dated May 17, 1999 (Item 5 with respect to information relating to Agreement and Plan of Merger between O'Sullivan and OSI Acquisition, Inc.

               ii) Amendment No. 1 to Current Report on Form 8-K/A dated June 17, 1999 (Item 5 with respect to amendment of Agreement and Plan of Merger between O'Sullivan and OSI Acquisition, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 1999.

                                        O'SULLIVAN  INDUSTRIES  HOLDINGS, INC.

                                        By       /S/ DANIEL F. O'SULLIVAN
                                            -----------------------------------
                                                     Daniel F. O'Sullivan
                                                     Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /S/ DANIEL F. O'SULLIVAN             Chairman of the Board       September 28, 1999
-------------------------------
      Daniel F. O'Sullivan


  /S/ RICHARD D. DAVIDSON          President and Chief Operating
-------------------------------         Officer and Director       September 28, 1999
      Richard D. Davidson          (PRINCIPAL EXECUTIVE OFFICER)


  /S/ TYRONE E. RIEGEL                Executive Vice President     September 28, 1999
-------------------------------            and Director
       Tyrone E. Riegel


  /S/ PHILLIP J. PACEY                Vice President-Finance,
-------------------------------            and Treasurer           September 28, 1999
      Phillip J. Pacey               (PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER)


  /S/ WILLIAM C. BOUSQUETTE                  Director              September 28, 1999
-------------------------------
  William C. Bousquette

  /S/ CHARLES G. HANSON                      Director              September 28, 1999
-------------------------------
      Charles G. Hanson


                                             Director              September 28, 1999
-------------------------------
      Stewart M. Kasen


  /S/ THOMAS M. O'SULLIVAN, SR.              Director              September 28, 1999
-------------------------------
      Thomas M. O'Sullivan, Sr.


  /S/ RONALD G. STEGALL                      Director              September 28, 1999
-------------------------------
      Ronald G. Stegall


                                INDEX TO EXHIBITS


  EXHIBIT
    NO.                           DESCRIPTION                               PAGE
    ---                           -----------                               ----

  2.1 & 4.5   Agreement and Plan of Merger dated as of May 17, 1999
              between OSI Acquisition, Inc. and O'Sullivan Industries,
              Holdings, Inc. (incorporated by reference from Exhibit 2 to
              Current Report on From 8-K dated May 17, 1999 (File No.
              1-12754))

2.1a & 4.5a   Agreement dated as of June 17, 1999 between O'Sullivan and
              OSI Acquisition, Inc. awarding the Agreement and Plan of
              Merger (incorporated by reference from Exhibit 2.2 to
              Amendment No. 1 to Current Report on From 8-K dated June 17,
              1999 (File No. 1-12754))

  3.1 & 4.1   Certificate of Incorporation of O'Sullivan Industries
              Holdings, Inc. (incorporated by reference from Exhibit 3.1 to Registration Statement on Form S-1 (File No. 33-72120))

  3.2 & 4.2   By-laws of O'Sullivan (incorporated by reference from
              Exhibit 3.2 to Registration Statement on Form S-1 (File No.
              33-72120))

        4.3 Specimen Stock Certificate of O'Sullivan (incorporated by reference from Exhibit 4.1 to Amendment No. 3 to
              Registration Statement on Form S-1 (File No. 33-72120))

        4.4   Rights Agreement dated as of February 1, 1994 between
              O'Sullivan and the First National Bank of Boston, as Rights
              Agent (incorporated by reference from Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March
              31, 1999 (File No. 1-12754))

       4.4a First Amendment to Rights Agreement (incorporated by reference from Exhibit 4.4a to Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 (File No. 1-12754))

      *10.1   Amended and Restated O'Sullivan Industries Holdings, Inc.
              1994 Incentive Stock Plan (incorporated by reference from
              Exhibit 4.5 to the Registration Statement on Form S-8 (File
              No. 333-21609))

     *10.1a First Amendment to the Incentive Stock Plan (incorporated by reference from Exhibit 4.5(a) to Registration Statement on Form S-8 (File No. 333-21609))

     *10.1b Second Amendment to the Incentive Stock Plan (incorporated by reference from Exhibit 10.1b to Annual Report on Form
              10-K for the year ended June 30, 1997 (File No. 1-12754))

      *10.2   Form of Amended and Restated Termination Protection
              Agreement between O'Sullivan and certain members of management (incorporated by reference from Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March
              31, 1996 (File No. 1-12754))

      *10.3   Form of Termination Protection Agreement between O'Sullivan
              and certain members of management ..........................   60


       10.4   O'Sullivan Industries Holdings, Inc. Stock Plan for
              Directors (incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March
              31, 1997 (File No. 1-12754))



  EXHIBIT
    NO.                           DESCRIPTION                               PAGE
    ---                           -----------                               ----

      *10.5   O'Sullivan Industries Holdings, Inc. Deferred Compensation
              Plan (the "DCP") (incorporated by reference from Exhibit
              10.2 to Quarterly Report on Form 10-Q for the Quarter ended
              March 31, 1997 (File No. 1-12754))

     *10.5a First Amendment to the DCP (incorporated by reference from Exhibit 10.4a to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

       10.6   Amended and Restated Tax Sharing and Tax Reimbursement
              Agreement dated as of June 19, 1997 between O'Sullivan and Tandy Corporation and TE Electronics Inc. (incorporated by reference from Exhibit 10.5 to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

      *10.7 Form of Indemnity Agreement between O'Sullivan and certain directors and officers (incorporated by reference from Exhibit 10.7 to Amendment No. 1 to Registration Statement on
              Form S-1 (File No. 33-72120))

      *10.8   Schedule of Director Fees (incorporated by reference from
              Exhibit 10.8 to Annual Report on Form 10-K for the year ended June 30, 1997 (File No. 1-12754))

      *10.9   Retirement and Consulting Agreement, Release and Waiver of
              Claims between O'Sullivan and Daniel F. O'Sullivan dated
              October 16, 1998 (incorporated by reference from Exhibit 10 to Quarterly Report on Form 10-Q for the Quarter ended
              September 30, 1998 (File No. 1-12754))

     *10.9a   Amendment to Retirement Agreement dated as of May 16, 1999 between O'Sullivan and Daniel F.
              O'Sullivan .................................................   73

     *10.10   Severance Agreement between O'Sullivan and Terry L. Crump
              dated August 23, 1999 ......................................   75

      10.11   Composite Form of Note Purchase Agreement dated as of May
              15, 1995 between O'Sullivan and each of New York Life
              Insurance Company and New York Life Insurance and Annuity
              Corporation (incorporated by reference from Exhibit 10.11 to Annual Report on Form 10-K for the year ended June 30, 1995
              (File No. 1-12754))

      10.12   Amended and Restated Credit Agreement dated as of November
              22, 1994, by and among O'Sullivan, O'Sullivan Industries,
              Inc., O'Sullivan Industries - Virginia, Inc., The Boatmen's
              National Bank of St. Louis and Wachovia Bank of Georgia,
              N.A. (incorporated by reference from Exhibit 10.12 to Annual
              Report on Form 10-K for the year ended June 30, 1997 (File
              No. 1-12754))

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



  EXHIBIT
    NO.                           DESCRIPTION                               PAGE
    ---                           -----------                               ----


     10.12d Fourth Amendment to Amended and Restated Credit Agreement dated as of March 30, 1999 (incorporated by reference from Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-12754))

     *10.13   Description of O'Sullivan's incentive compensation
              plan .......................................................   82

         21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to Annual Report on Form 10-K for the year ended June 30, 1995 (File No. 1-12754))

         23   Consent of Independent Accountants .........................   83

         27   Financial Data Schedule ....................................   84


----------
     * Each of these exhibits is a "management contract or compensatory plan or arrangement."

         Pursuant to item 601 (b) (4) (iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.