Form 10-Q
period 1999-09-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 1999-10-29
CIK 915354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------   ------------------

Commission file number:  1-12754


                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                       43-1659062
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

   1900 Gulf Street, Lamar, Missouri                          64759-1899
(Address of principal executive offices)                      (ZIP Code)

                                 (417) 682-3322
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             -------   -------

    As of October 25, 1999, 16,092,405 shares of Common Stock of O'Sullivan Industries Holdings, Inc., ,par value $1.00 per share, and associated preferred stock purchase rights were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      The Index to Exhibits is on page 17.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except for share data)



                      ASSETS:                      September 30,    June 30,
                                                       1999           1999
                                                   -------------    ---------
Current assets:
 Cash and cash equivalents                           $ 11,373       $  3,740
 Trade receivables, net of allowance for
  doubtful accounts of $2,265 and $2,416,
  respectively                                         71,636         63,268
 Inventories:
  Finished merchandise                                 36,098         39,623
  Work in process                                       6,178          6,263
  Raw materials                                        13,426         10,248
                                                     --------       --------
                                                       55,702         56,134

 Prepaid expenses and other current assets              4,128          3,810
                                                     --------       --------
   Total current assets                               142,839        126,952

Property, plant and equipment, at cost                160,943        157,896
 Less accumulated depreciation and amortization       (64,199)       (61,212)
                                                     --------       --------
                                                       96,744         96,684
                                                     --------       --------
Other assets                                            1,909          1,909

Goodwill, net of accumulated amortization              41,005         41,422
                                                     --------       --------
   Total assets                                      $282,497       $266,967
                                                     --------       --------
                                                     --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:

 Accounts payable                                    $ 17,908       $ 11,416
 Current portion long-term debt                         4,000          4,000
 Accrued liabilities                                   24,989         24,695
 Income taxes payable                                   4,510          1,579
                                                     --------       --------
  Total current liabilities                            51,407         41,690

Long-term debt, less current portion                   22,000         22,000
Other non-current liabilities                           1,909          1,909
Deferred income taxes                                  16,232         16,232
                                                     --------       --------
  Total liabilities                                    91,548         81,831

Commitments and contingent liabilities (Note 7)

Stockholders' equity:

 Preferred stock; $1.00 par value, 20,000,000
  shares authorized, none issued                           --            --
 Common stock; $1.00 par value, 100,000,000
  shares authorized, 16,819,950 issued                 16,820        16,820
 Additional paid-in capital                            87,408        87,549
 Retained earnings                                     94,698        89,470
 Accumulated other comprehensive gain (loss)              162           (43)
 Less common stock in treasury at cost, 728,455
  and 770,962 shares, respectively                     (8,139)       (8,660)
                                                     --------       --------
 Total stockholders' equity                           190,949       185,136
                                                     --------       --------
 Total liabilities and stockholders' equity          $282,497      $266,967
                                                     --------       --------
                                                     --------       --------



The accompanying notes are an integral part of these consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)



                                                 Three months ended
                                                   September 30,
                                                --------------------
                                                  1999        1998
                                                --------     -------
Net sales                                       $101,992     $87,673
Costs and expenses:
 Cost of sales                                    72,231      62,780
 Selling, marketing and administrative            20,546      18,373
 Merger related expenses                             630          --
                                                --------     -------
Total costs and expenses                          93,407      81,153
                                                --------     -------

Operating income                                   8,585       6,520

Other income (expense):
 Interest expense                                   (494)       (805)
 Interest income                                      72          90
                                                --------     -------

Income before income tax provision                 8,163       5,805
Income tax provision                               2,935       2,090
                                                --------     -------
Net income                                      $  5,228     $ 3,715
                                                --------     -------
                                                --------     -------

Earnings per common share
  Basic                                         $   0.33     $  0.23
  Diluted                                           0.31        0.23

Weighted average common shares outstanding
  Basic                                           16,073      15,966
  Diluted                                         16,658      16,275



The accompanying notes are an integral part of these consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Three months ended
                                                        September 30,
                                                    --------------------
                                                      1999        1998
                                                    --------     -------
Cash flows from operating activities:

 Net income                                          $ 5,228      $3,715
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                        3,654       3,160
  Bad debt expense                                       309         200
  Loss on disposal of assets                               3          31
  Employee option amortization                            --         187
 Changes in current assets and liabilities:
  Trade receivables                                   (8,677)     (5,151)
  Inventories                                            432      (2,086)
  Other assets                                          (318)        115
  Accounts payable, accrued liabilities and
   income taxes payable                                9,922       7,930
                                                    --------     -------
    Net cash provided by operating activities         10,553       8,101
                                                    --------     -------

Cash flows used for investing activities:
 Capital expenditures                                 (3,300)     (9,484)
                                                    --------     --------
  Net cash used for investing activities              (3,300)     (9,484)
                                                    --------     --------

Cash flows from (used by) financing activities:
 Addition to long-term debt                               --       5,000
 Purchase of common stock                                 --      (1,618)
 Exercise of stock options                               366         136
 Sale of common stock to employee benefit plans           14         777
                                                    --------     --------
  Net cash flows provided by financing activities        380       4,295
                                                    --------     --------

Net increase in cash and cash equivalents              7,633       2,912
Cash and cash equivalents, beginning of period         3,740       1,810
                                                    --------     --------
Cash and cash equivalents, end of period             $11,373      $4,722
                                                    --------     --------
                                                    --------     --------



The accompanying notes are an integral part of these consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the three months ended September 30, 1999
                                 (in thousands)


                                                                                       Accumulated
                                                                                         other
                                               Additional                             comprehensive    Total
                                Common stock    paid-in    Retained   Treasury stock     income      stockholders'   Comprehensive
                             Shares   Dollars   capital    earnings  Shares   Dollars    (loss)         equity          income
                             ------   -------   ---------  --------  ------   -------  ------------  ------------    -------------
Balance, June 30, 1999       16,820   $16,820   $87,549    $89,470   (771)   $(8,660)   $(43)         $185,136

 Net income                                                  5,228                                       5,228        $5,228
 Other comprehensive income                                                              205               205           205
 Exercise of stock options,
       net of tax benefit                         (141)                43        521                       380
                             ------   -------   -------    -------    ----    -------   ----         -----------     ----------
Balance, September 30, 1999  16,820   $16,820   $87,408    $94,698   (728)   $(8,139)   $162          $190,949        $5,433
                             ------   -------   -------    -------   ----    -------    ----         ----------      ----------
                             ------   -------   -------    -------   ----    -------    ----         ----------      ----------


  The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 1 - BASIS OF PRESENTATION

         The unaudited consolidated financial statements included herein have been prepared by O'Sullivan Industries Holdings, Inc. and subsidiaries ("O'Sullivan") in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The interim results are not necessarily indicative of the results which may be expected for a full year.

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

         The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculation:


                                              Three months ended
                                                September 30,
                                             ------------------
                                               1999        1998
                                            ---------    --------
                                                  (in thousands)
Income available to common stockholders
       (numerator)                          $   5,228    $  3,715
                                            ---------    --------
                                            ---------    --------
Weighted average shares outstanding
     (basic EPS denominator)                   16,073      15,966

Effect of dilutive securities--options            585         309
                                            ---------    --------
Weighted average shares, plus assumed
     conversions (diluted EPS denominator)     16,658      16,275
                                            ---------    --------
                                            ---------    --------


Options to purchase 351,500 additional shares of common stock at prices ranging from $15.59 to $16.09 per share were outstanding but were not included in the computation of diluted EPS for the three months ended September 1999, because the options' exercise prices were greater than the average market price of the common shares, and thus the effect would have been antidilutive.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

         Effective October 1, 1998, O'Sullivan has a forward starting interest rate swap agreement with a notional principal amount of $10.0 million which terminates on October 1, 2008. Pursuant to the agreement, O'Sullivan pays a fixed rate of 7.13% and receives a floating interest rate during the duration of the swap agreement. The floating interest rate was 5.35% at September 30, 1999.

         The swap has the effect of hedging O'Sullivan against future increases in interest rates. Management has designated this swap as a hedge against future cash flow exposure. The fair value of the forward starting swap agreement approximated $367,000 at September 30, 1999. This amount represents the amount O'Sullivan would have to pay to terminate the swap. This amount has not been recognized in the consolidated financial statements, since it is accounted for as a hedge.

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

NOTE 4 - NEW ACCOUNTING STANDARDS

         In June 1999, the FASB issued SFAS No. 138, which delayed the effective date of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Accordingly, O'Sullivan will adopt SFAS No. 133 effective July 1, 2000. This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (I.E., gains and losses) will depend on its use and designation. O'Sullivan will initially report gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction as a component of other comprehensive income and, subsequently, reclassify the gains and losses into earnings when the forecasted transaction affects earnings. If SFAS 133 had been adopted on July 1, 1999 the net change in the interest swap would reduce other accumulated comprehensive income by $235,000 (a current period increase to comprehensive income of $101,000 offset by an accumulated loss of $336,000).

NOTE 5 - PENDING MERGER

         On March 24, 1999, O'Sullivan announced that members of its senior management team, in conjunction with a financial buyer, had made a proposal to O'Sullivan's Board of Directors to acquire O'Sullivan, subject to requisite financing. On May 18, 1999, O'Sullivan announced that it had entered into a definitive merger agreement with an investment group that includes members of O'Sullivan's senior management and Bruckmann, Rosser, Sherrill & Co., LLC ("BRS"). The merger agreement was subsequently amended on October 18, 1999.

         Under the amended merger agreement, O'Sullivan will be the surviving entity after the merger. Certain directors and members of senior management are participating with BRS in the buyout of existing O'Sullivan stockholders. After the completion of the merger, the management participants in the buyout will own a total of approximately 27.1% of the common stock of the surviving corporation. BRS and its affiliates will own the balance.

         The amended merger agreement stipulates that each share of outstanding common stock of O'Sullivan will be exchanged for $16.75 in cash and one share of senior preferred stock with an initial liquidation value of $1.50 per share. Unpaid dividends will accrue at the stated rate of 12.0% per annum and will be accumulated and compounded at the same rate during the period that the senior preferred stock is outstanding. Some of the shares of O'Sullivan common stock and options held by the management participants in the buyout will be exchanged for common stock, junior preferred stock and options to acquire junior preferred stock of O'Sullivan.

         O'Sullivan will require approximately $357.0 million to complete the merger and pay related fees and expenses of which approximately $270.0 million will be funded via debt proceeds. The completion of the merger is subject to stockholder approval, obtaining suitable financing and the absence of material adverse changes in O'Sullivan's business.

NOTE 6 - MERGER RELATED EXPENSES

         O'Sullivan is expensing certain merger related costs as incurred in connection with the pending merger discussed in Note 5. For the three months ended September 30, 1999, O'Sullivan recognized certain merger related expenses of $630,000 incurred for legal, accounting, and printing services. The merger related expenses have been included as a separate line item in the accompanying consolidated statement of operations. Additional merger related expenses will be incurred during the remainder of fiscal year 2000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

TANDY LITIGATION

         On June 29, 1999, Tandy Corporation filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. The complaint relates to a potential reduction in O'Sullivan's tax benefit payments to Tandy that would result from increased interest expense after the completion of the merger. Tandy claims that this reduction would violate the tax sharing and tax reimbursement agreement. The complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax-sharing payments to Tandy as if the merger had not occurred.

         On September 9, 1999, Tandy filed a motion for summary judgment in its lawsuit against O'Sullivan. The motion argues that Tandy is entitled to a court order requiring O'Sullivan to commence dispute resolution procedures under the tax sharing agreement. Because O'Sullivan has made all payments required under the tax sharing agreement and because no merger has occurred, O'Sullivan believes that Tandy's lawsuit is premature since there cannot be a dispute under the tax sharing agreement with respect to the increased interest resulting from the merger until the merger is completed. Alternatively, Tandy argues that it is entitled to a court order preventing O'Sullivan from deducting the interest expense related to the merger from our tax-sharing payments to Tandy.

         On October 8, 1999, the District Court ruled on Tandy's motion for summary judgment. It found that the dispute resolution provision of the tax sharing agreement was triggered, and ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by Tandy. The accounting or law firm which will serve as arbitrator in the dispute resolution process, if the chief executive officers of O'Sullivan and Tandy are unable to resolve the dispute, has not yet been selected.

         O'Sullivan is now and, after completion of the merger, expects to continue to be in full compliance with the tax sharing agreement. O'Sullivan believes that Tandy's position is without merit and the Company intends to defend itself vigorously.

LITIGATION CHALLENGING THE MERGER

         On May 18, 1999, five lawsuits were filed as class actions by stockholders in the Delaware Court of Chancery seeking to enjoin the merger or, in the alternative, to rescind the merger and recover monetary damages. The complaints name as defendants O'Sullivan, all of its directors and, in some cases, BRS. The complaints allege that our directors breached their fiduciary duties by approving the merger. The complaints also allege that the price terms of the merger are inadequate and unfair to O'Sullivan stockholders. In addition, the complaints allege that the management participants in the buyout have conflicts of interest that have prevented them from acting in the best interests of O'Sullivan stockholders and that make it inherently unfair for BRS and the management participants in the buyout to acquire 100% of the O'Sullivan stock. In the cases naming BRS as a defendant, BRS is alleged to have aided and abetted the alleged breaches of fiduciary duties. The defendants do not have to respond to the lawsuits until after the plaintiffs have combined their complaints into one complaint. A consolidation order was signed on July 22, 1999 by the court. This order requires the plaintiffs to combine their complaints into one complaint. However, no date has been set by which the defendants must move or answer in response to the combined complaint. We believe that the claims are without merit and intend to vigorously defend the lawsuits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         NET SALES. Net sales for the quarter ended September 30, 1999 increased by $14.3 million, or 16.3%, to $102.0 million, up from $87.7 million for the quarter ended September 30, 1998. Strong increases in the discount mass merchant and office superstore channels accounted for nearly all of the sales increase. Sales increased principally due to higher unit volume, while the average sales price increased slightly. The demographic profile of new personal computer owners and the advent of second personal computer households have made discount mass merchants effective retailers of home office products. Office superstore furniture sales continue to benefit from the growth of small businesses, especially home-based businesses.

         In March 1999, Service Merchandise Co., one of our largest customers, filed for bankruptcy protection under Chapter 11. Service Merchandise announced that it expected to reorganize and continue operations. It subsequently closed 122 under-performing stores, approximately one-third of its pre-bankruptcy total. For fiscal 1999, our sales to Service Merchandise were approximately 7% of our total net sales. We are currently shipping to Service Merchandise while it operates under Chapter 11 bankruptcy protection, which gives certain priority claims to vendors in the event of liquidation. Our outstanding accounts receivable balance with respect to Service Merchandise at September 30, 1999 was $1.6 million. There can be no assurance that Service Merchandise will be able to continue its business, or, if it does so, at what level it will continue its purchases from us. Our sales to Service Merchandise during the first quarter of fiscal 2000 were approximately $1.5 million lower than in the first quarter of fiscal 1999. We expect this trend continue for the foreseeable future.

         GROSS PROFIT. Gross profit increased to $29.8 million, or 29.2% of sales, for the three month period ended September 30, 1999, from $24.9 million, or 28.4% of sales, for the comparable prior year quarter. The higher gross margin was due to increased productivity in our manufacturing operations as compared to the first quarter of fiscal 1999. In the prior year we incurred higher labor and overhead costs associated with the implementation of new manufacturing equipment and related adaptation of manufacturing processes.

         In the fourth quarter of fiscal 1999, certain key commodity suppliers announced their intent to pass certain increases on to their customers, including O'Sullivan. We were able to minimize the effect of initial increases during the first quarter of fiscal 2000 through our value analysis program and productivity gains in manufacturing. Additional price increases will become effective during the second quarter of fiscal 2000. If we are unable to mitigate any of these price increases, we currently estimate these increases would reduce our gross margin by approximately $1.5 million during the last nine months of fiscal 2000. We believe that we can partially offset the effect of such increases through the programs mentioned above, as well as eventual inclusion of the higher costs in the selling price of our products. However, there can be no assurance that we will be successful in offsetting these potential price increases.

         SELLING, MARKETING AND ADMINISTRATIVE EXPENSES. Selling, marketing and administrative expenses increased to $20.5 million or 20.1% of sales, for the three month period ended September 30, 1999, from $18.4 million, or 21.0% of sales, for the three months ended September 30, 1998. The majority of the dollar increase in selling, marketing and administrative expenses for the quarter was due to increased sales levels. Advertising, out-bound freight and commission expense increased as the sales activity increased. Profit sharing and incentive compensation expenses also increased due to our higher profit levels.

         MERGER RELATED EXPENSES. O'Sullivan is expensing merger related costs as incurred in connection with the pending merger between us and OSI Acquisition, Inc. Merger related costs, consisting of legal, accounting and printing services, totaled $630,000 during the three months ended September 30, 1999. The merger related expenses have been included as a separate line item in the accompanying consolidated statement of operations. Additional merger related expenses will be incurred during fiscal year 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $494,000 or 15.6% to $3.7 million in the three months ended September 30, 1999, from $3.2 million in the three months ended September 30, 1998. The increase in depreciation and amortization expense was due primarily to the $18.0 million expansion of our South Boston, Virginia manufacturing facility which was completed during the second quarter of fiscal 1999.

         OPERATING INCOME. Operating income, including merger related expenses, increased by $2.1 million in the three months ended September 30, 1999, compared to the same period in fiscal 1999. Excluding merger related expenses, our operating income increased by $2.7 million, or 41.3%, to $9.2 million in the first quarter of fiscal 2000 from $6.5 million in the first quarter of fiscal 1999.

         NET INTEREST EXPENSE. Net interest expense of $422,000 for the quarter ended September 30, 1999, decreased 41.0% compared to $715,000 during the quarter ended September 30, 1998. Interest expense decreased primarily due to lower levels of borrowings and to the refinancing of the industrial revenue bonds in the second quarter of fiscal 1999. Higher income levels, reduced capital expenditures and the completion of the share repurchase program in October of 1998 have contributed to the decreased debt level.

         NET INCOME. As a result of these factors, net income increased by $1.5 million, or 40.7%, to $5.2 million in the quarter ended September 30, 1998. Excluding merger related expenses, net income increased by $1.9 million, or 50.8%, to $5.6 million in the three months ended September 30, 1999, from $3.7 million in the three months ended September 30, 1998.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $2.6 million, or 26.4%, to $12.2 million in the three months ended September 30, 1999. The increase in EBITDA for the period was driven by increased sales volumes, increased productivity in manufacturing operations and the reduction of high labor and overhead costs associated with the implementation of new manufacturing equipment and related adaptation of manufacturing processes during the first quarter of fiscal 1999. These gains were offset by increased costs associated with higher sales volume, primarily advertising, outbound freight and commission expense. Profit sharing and incentive compensation expenses were also higher as a result of the increased profits.

LIQUIDITY AND CAPITAL RESOURCES

         HISTORICAL. As of September 30, 1999, we had cash and cash equivalents of $11.4 million compared to $3.7 million at June 30, 1999. Net working capital was $91.4 at September 30, 1999 and $85.3 million at June 30, 1999.

         Cash provided by operating activities for the three months ended September 30, 1999 amounted to $10.6 million, compared with $8.1 million in the comparable prior year period. The increase in cash flows resulted from increased net income of $1.5 million, decreased inventories of $2.5 million and increased current liabilities of $1.8 million offset by higher receivables of $3.5 million resulting from the increase in sales. Cash flow used for investing activities for the quarter includes $3.3 million in capital expenditures compared to $9.5 million in the prior year period.

         As of September 30, 1999, we had total debt of $26.0 million. We issued $20.0 million of 8.01% notes in a 1995 private placement to insurance companies. These notes are payable in $4.0 million increments from fiscal 1999 to fiscal 2003. We made the first $4.0 million payment in May 1999. Of the $16.0 million remaining on these notes, $12.0 million is classified as long-term debt and $4.0 million is classified as the current portion of long-term debt. One of our subsidiaries was the obligor on $10.0 million of 8.25% industrial revenue bonds that were to mature on October 1, 2008. On October 1, 1998 we refinanced these bonds with new 10-year variable interest rate industrial revenue bonds. We recognized the $300,000 premium on the retirement of the bonds as a loss in our second quarter of fiscal 1999.

         As of September 30, 1999 we had an unsecured $25.0 million revolving credit facility with a bank that expires on February 28, 2001. As of September 30, 1999 we had no borrowings outstanding under this facility.

         On May 5, 1997 our Board of Directors authorized the purchase of up to five percent of the outstanding shares of our common stock over a 24-month period. We completed the purchases under the program in October 1998. Funding for the purchases came from available working capital and existing borrowing facilities.

         Effective October 1, 1998 we have a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The agreement terminates on October 1, 2008. Pursuant to the agreement, we contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. The floating interest rate was 5.35% at September 30, 1999. The swap has the effect of hedging our exposure to an increase in interest rates under our refinanced industrial revenue bonds. We have designated this swap as a hedge against future cash flow exposure.

         The fair value of the forward starting swap agreement was approximately $367,000 at September 30, 1999. This amount represents the amount we would have to pay to terminate the swap. We have not recognized this amount in our consolidated financial statements because it is accounted for as a hedge.

FOLLOWING THE RECAPITALIZATION AND MERGER

         Following the recapitalization and merger, our primary liquidity requirements will be to service our debt, including our interest expense under the debt incurred to finance the merger and to provide working capital, to make payments to Tandy under the tax sharing and tax benefit reimbursement agreement and to make capital expenditures and possible acquisitions. At September 30, 1999, on a pro forma basis after giving effect to the transactions, our consolidated indebtedness would have been $270.0 million. Our indebtedness would consist of borrowings of $125.0 million under O'Sullivan Industries, Inc.'s senior credit facilities, $110 million of senior subordinated notes issued by O'Sullivan Industries, Inc., $25.0 million of senior discount notes issued by O'Sullivan Industries Holdings, Inc. and the existing $10.0 million of variable rate industrial revenue bonds.

         Capital expenditures for the three months ended September 30, 1999 were $3.3 million compared to $9.5 million in the comparable prior year period. We have budgeted total capital expenditures for fiscal 2000 of approximately $17.0 million. Our ability to make capital expenditures will be subject to certain restrictions under the senior credit facilities.

         Our principal source of cash to fund the liquidity needs will be net cash from operating activities and borrowings under the senior credit facilities. The senior credit facilities are comprised of a $40.0 million six-year revolving credit facility and a $125.0 million term loan facility consisting of a $35.0 million six-year term loan and a seven and one-half year $90.0 million term loan. Upon completion of the recapitalization, letters of credit of approximately $12.6 million will be issued under the letter of credit sub-facility. The senior credit facilities are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and limitations on our ability to incur additional indebtedness.

         Our ability to make payments on and to refinance our indebtedness, to fund planned capital expenditures and to make payments to Tandy under the tax sharing and tax benefit reimbursement agreement will depend on our ability to generate cash in the future. This ability, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operational improvements, we believe that our cash flow from operations, available cash and available borrowings under our senior credit facilities will be adequate to meet our needs for the foreseeable future.

         We cannot assure you, however, that our business will generate sufficient cash flow from operations, that we will realize operating improvements on schedule or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to service our indebtedness, including these notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, on or before maturity. We might not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

         We have established and developed a multi-step Year 2000 readiness plan for our internal systems including computer hardware (mainframe and personal computers), computer software, application programs, manufacturing equipment and office equipment (phone and fax systems). The plan includes development of corporate awareness, assessment of internal systems, assessment of customer and vendor readiness, project planning, project implemenation (including remediation, upgrading and replacement), validation testing and contingency planning. The readiness plan is reviewed approximately every two to three weeks to determine progress and completion of various milestones.

         In fiscal 1998, we completed the final rollout of an enterprise software package to support our expanded sales and multiple plant, multiple warehouse locations and replace an older non-compliant year 2000 system. The vendor of the software package states that the software is Year 2000 compliant except for minor issues for which remedial programming has been provided. We are testing and implementing the remedial programming. We are continuing our testing efforts to verify the vendor's statement of compliance and expect to complete this testing about November 30, 1999. We are utilizing internal resources to complete testing of the systems.

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

         We have reviewed critical business systems and have completed a review of computerized machinery and equipment for Year 2000 compliance issues. We have reviewed about 1,900 pieces of equipment, and we have installed modified software in the equipment we determined needed modifications to be Year 2000 complaint.

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

         Based upon current information, we estimate that aggregate amounts expended to resolve Year 2000 issues should not exceed $250,000. We expect to fund these expenditures through available cash from operations. All of these amounts will be deducted from income at the time the liability is incurred. As of September 30, 1999, we have spent approximately $100,000 in connection with our compliance plan.

         We have developed the basics of a contingency plan to address situations that may result if O'Sullivan or its vendors or customers are unable to achieve Year 2000 readiness of critical operations. We are vulnerable to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. This is most likely the worse case scenario for O'Sullivan involving Year 2000. For example, if the electrical grid failed for any of our manufacturing facilities, we would not be able to manufacture product for our customers. If natural gas for winter heating failed or was severely restricted, we would not be able to heat our buildings for employees and could affect the functioning of certain laminating equipment. Anticipating the possibility of such failure or restriction, we plan to increase our finished goods inventory for our customers. If some automated processes fail in spite of our remediation efforts, we will resort to manual processes using regular and, if necessary, temporary staffing in order to perform the additional workload resulting from Year 2000 related malfunctions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. We do not hold or issue derivative instruments for trading purposes, and we have no material sensitivity to changes in market rates and prices on our derivative financial instrument positions.

         We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps is included in interest expense. We believe that our foreign exchange risk is not material.

         Due to the nature of our product lines, O'Sullivan has material sensitivity to some commodities. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect our after-tax earnings by approximately
$700,000 annually.


                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 1.  LEGAL PROCEEDINGS.

TANDY LITIGATION.

         On June 29, 1999, Tandy filed a complaint against us in the District Court of Texas in Tarrant County. Tandy's complaint sought a court order compelling us to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax-sharing payments to Tandy as if the merger had not occurred.

         On September 9, 1999, Tandy filed a motion for summary judgment in its lawsuit against us. The motion argues that Tandy is entitled to a court order requiring us to commence dispute resolution procedures under the tax sharing agreement. Because we have made all payments required under the tax sharing agreement and because no merger has occurred, we believe that Tandy's lawsuit is premature since there cannot be a dispute under the tax sharing agreement with respect to the increased interest resulting from the merger until the merger is completed. Alternatively, Tandy argues that it is entitled to a court order preventing us from deducting the interest expense related to the merger from our tax-sharing payments to Tandy.

         On October 8, 1999, the District Court ruled on Tandy's motion for summary judgment. It found that the dispute resolution provision of the tax sharing agreement was triggered, and ordered that we begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by Tandy. The accounting or law firm which will serve as arbitrator in the dispute resolution process, if the chief executive officers of O'Sullivan and Tandy are unable to resolve the dispute, has not yet been selected.

         We are now and, after completion of the merger, expect to continue to be in full compliance with the tax sharing agreement. We believe that Tandy's position is without merit and intend to defend ourselves vigorously.

ITEM 5. OTHER INFORMATION.

FORWARD LOOKING STATEMENTS

     CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION.

     Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe,""would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

         - expected significant indebtedness that may limit our financial and operational flexibility;
         - costs or difficulties related to the merger are greater than expected;
         - changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise;
         - pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of our ability to supply product;
         - raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995;
         - transportation cost increases;
         - loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the liquidation of Best Products in 1996 and could occur with Service Merchandise Co., Inc.;
         - actions of current or new competitors that increase competition with our products or prices;
         - the consolidation of manufacturers in the ready-to-assemble furniture industry;
         - increased advertising costs associated with promotional efforts;
         - failure by O'Sullivan or a major supplier or vendor to identify and remedy all critical year 2000 compliance issues;
         - pending or new litigation or governmental regulations such as the pending litigation involving Tandy;
         - other uncertainties which are difficult to predict or beyond our control; and
         - the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

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




                                         O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.




Date:   October 29, 1999                 By:  /s/ Richard D. Davidson
                                            ------------------------------------
                                            Richard D. Davidson
                                            President and
                                            Chief Operating Officer




Date:   October 29, 1999                 By:  /s/ Phillip J. Pacey
                                            ------------------------------------
                                            Phillip J. Pacey
                                            Vice President - Finance and
                                            Treasurer
                                            (Principal Financial and Accounting
                                            Officer)

                                INDEX TO EXHIBITS


Exhibit No.                        Description                                                    Page

   2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 18, 1999, between O'Sullivan Industries Holdings, Inc. and
           OSI Acquisition, Inc. (incorporated by reference from Appendix A to
           Proxy Statement/Prospectus included in Registration Statement on Form
           S-4 (File No. 333-81631))


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


  10.1     Severance Agreement between Terry L. Crump and O'Sullivan
           Industries Holdings, Inc. dated as of August 23,
           1999................................................................................   18

   27      Financial Data Schedule.............................................................   25



         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.