Form 10-Q
period 1999-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2000-02-15
CIK 915354

================================================================================



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

| |          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _________________

Commission file number: 0-28493


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No _________
    ---
         As of February 10, 2000, 1,368,000 shares of Common Stock of O'Sullivan Industries Holdings, Inc, par value $0.01 per share were outstanding.



================================================================================

                      The Index to Exhibits is on page 20.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                         December 31,         June 30,
                                       Assets:                                              1999                1999
                                       ------                                           -------------         ---------

Current assets:
   Cash and cash equivalents                                                                $  15,633         $   3,740
   Trade receivables, net of allowance for doubtful accounts
      of $2,659 and $2,416, respectively                                                       69,622            63,268
   Inventories, net                                                                            54,524            56,134
   Prepaid expenses and other current assets                                                    5,823             3,810
                                                                                            ---------         ---------
       Total current assets                                                                   145,602           126,952

Property, plant and equipment, net                                                             95,819            96,684
Other assets                                                                                   15,200             1,909
Goodwill, net of accumulated amortization                                                      40,588            41,422
                                                                                            ---------         ---------
       Total assets                                                                         $ 297,209         $ 266,967
                                                                                            =========         =========

                    Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
   Accounts payable                                                                         $  15,614         $  11,416
   Current portion of long-term debt                                                            6,000             4,000
   Accrued liabilities                                                                         30,620            24,695
   Income taxes payable                                                                         1,106             1,579
                                                                                            ---------         ---------
         Total current liabilities                                                             53,340            41,690

Long-term debt, less current portion                                                          249,082            22,000
Other liabilities                                                                               1,909             1,909
Deferred income taxes                                                                          17,257            16,232
                                                                                            ---------         ---------
            Total liabilities                                                                 321,588            81,831

Commitments and contingencies (Note 11)

Mandatorily redeemable senior preferred stock; $0.01 par value, $24,893 liquidation value including accumulated dividends, 17,000,000 shares
   authorized, 16,431,050 issued                                                               11,681              --

Stockholders' equity (deficit):
   Junior preferred stock, Series A; $0.01 par value,
      100,000 shares authorized, none issued                                                     --                --
   Junior preferred stock, Series B; $0.01 par value, at liquidation value including
      accumulated dividends; 1,000,000 shares authorized, 515,681.33 issued                    52,170              --
   Common stock; $0.01 par value, 2,000,000 shares authorized, 1,368,000 issued                    14              --
   Common stock; $1.00 par value, 100,000,000 shares authorized, 16,819,950 issued               --              16,820
   Additional paid-in capital                                                                  14,385            87,549
   Retained earnings (deficit)                                                               (102,757)           89,470
   Accumulated other comprehensive gain (loss)                                                    128               (43)
   Less common stock in treasury at cost, 0 and 770,962 shares respectively                      --              (8,660)
                                                                                            ---------         ---------
      Total stockholders' equity (deficit)                                                    (36,060)          185,136
                                                                                            ---------         ---------
      Total liabilities and stockholders' equity (deficit)                                  $ 297,209         $ 266,967
                                                                                            =========         =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                              Three months ended              Six months ended
                                                                 December 31,                    December 31,
                                                           -------------------------       -------------------------
                                                             1999            1998            1999            1998
                                                           ---------       ---------       ---------       ---------

Net sales                                                  $ 111,023       $  97,786       $ 213,015       $ 185,459

Costs and expenses:
   Cost of sales                                              77,217          69,687         149,448         132,467
   Selling, marketing and administrative                      22,540          19,521          43,086          37,707
   Merger related expenses                                     7,162            --             7,792            --
   Transaction fee to related party                            3,062            --             3,062            --
   Compensation expense associated with stock options         10,697             187          10,697             374
   Loss on settlement of interest rate swap                      408            --               408            --
                                                           ---------       ---------       ---------       ---------

Total costs and expenses                                     121,086          89,395         214,493         170,548
                                                           ---------       ---------       ---------       ---------

Operating income (loss)                                      (10,063)          8,391          (1,478)         14,911
Interest expense                                              (3,003)         (1,053)         (3,497)         (1,858)
Interest income                                                  168              57             240             147
                                                           ---------       ---------       ---------       ---------

Income (loss) before income tax provision (benefit)
   and extraordinary item                                    (12,898)          7,395          (4,735)         13,200
Income tax provision (benefit)                                (1,100)          2,662           1,835           4,753
                                                           ---------       ---------       ---------       ---------

Income (loss) before extraordinary item                      (11,798)          4,733          (6,570)          8,447
Extraordinary loss from early extinguishment
   of debt, net of income tax benefit of $171                   (305)           --              (305)           --
                                                           ---------       ---------       ---------       ---------

Net income (loss)                                            (12,103)          4,733          (6,875)          8,447
Dividends and accretion on preferred stock                      (782)           --              (782)           --
                                                           ---------       ---------       ---------       ---------

Net income (loss) attributable to common
   stockholders                                            $ (12,885)      $   4,733       $  (7,657)      $   8,447
                                                           =========       =========       =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Six months ended
                                                                                  December 31,
                                                                          ---------------------------
                                                                             1999             1998
                                                                          ----------        ---------
Cash flows from operating activities:
        Net income (loss)                                                 $  (6,875)        $   8,447
        Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
           Depreciation and amortization                                      7,364             6,720
           Bad debt expense                                                     546               193
           Loss on disposal of assets                                            77                35
           Deferred income taxes                                              1,025              --
           Employee option amortization                                          70               374
           Compensation expense associated with stock options                 4,764              --
        Changes in current assets and liabilities:
           Trade receivables                                                 (6,900)           (6,270)
           Inventories                                                        1,610              (551)
           Other assets                                                      (2,153)               28
           Accounts payable, accrued liabilities and
             income taxes payable                                            12,005             3,617
                                                                          ---------         ---------
                Net cash provided by operating activities                    11,533            12,593
                                                                          ---------         ---------

Cash flows used for investing activities:
        Capital expenditures                                                 (5,742)          (11,296)
                                                                          ---------         ---------
                Net cash used for investing activities                       (5,742)          (11,296)
                                                                          ---------         ---------

Cash flows provided (used) by financing activities:
        Issuance of stock, net of expenses                                   45,884              --
        Redemption and cancellation of stock                               (263,251)             --
        Employee loan                                                          (260)             --
        Proceeds from borrowings, including issuance of warrants            252,054            27,000
        Repayment of borrowings                                             (16,000)          (25,000)
        Debt issuance costs                                                 (12,720)             --
        Purchase of common stock                                                --             (2,811)
        Exercise of stock options                                               395                52
        Sale of common stock to employee benefit plans                          --              1,791
                                                                            ---------         ---------
                Net cash provided by financing activities                      6,102            1,032
                                                                            ---------         ---------

Net increase in cash and cash equivalents                                     11,893            2,329
Cash and cash equivalents, beginning of period                                 3,740            1,810
                                                                            ---------         ---------
Cash and cash equivalents, end of period                                   $  15,633        $   4,139
                                                                            =========        ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   For the six months ended December 31, 1999
                                 (in thousands)



                                                               Preferred Stock
                                         ---------------------------------------------------------
                                                  Senior                    Junior, Series B                  Common Stock
                                         -------------------------       -------------------------       ------------------------
                                           Shares         Dollars         Shares          Dollars         Shares          Dollars
                                         ---------       ---------       ---------       ---------       ---------      ---------

Balance, June 30, 1999                        --         $    --              --         $    --            16,820      $  16,820
   Net loss
   Other comprehensive income
   Exercise of stock options,
      net of tax benefit
   Compensation expense
      associated with stock options
   Redemption and cancellation
      of common stock                                                                                      (16,820)       (16,820)
   Issuance of warrants
   Issuance of preferred stock              16,431          11,500             516          51,568
   Issuance of common stock                                                                                  1,368             14
   Dividends and accretion on
      preferred stock                                          181                             602
                                         ---------       ---------       ---------       ---------       ---------      ---------
Balance, December 31, 1999                  16,431       $  11,681             516       $  52,170           1,368      $      14
                                         =========       =========       =========       =========       =========      =========

                                                                                                              Total
                                                                                              Accumulated     Stock-        Com-
                                      Additional     Retained           Treasury Stock          other         holders'   prehensive
                                        paid-in      earnings      -----------------------   comprehensive    equity       income
                                        capital      (deficit)       Shares       Dollars    Income (loss)    (deficit)    (loss)
                                       ---------     ---------     ---------     ---------   -------------   ---------    ---------

Balance, June 30, 1999                 $  87,549     $  89,470          (771)    $  (8,660)    $     (43)    $ 185,136
   Net loss                                             (6,875)                                                 (6,875)     (6,875)
   Other comprehensive income                                                                        171           171         171
   Exercise of stock options,
      net of tax benefit                    (138)                         43           533                         395
   Compensation expense
      associated with stock options       12,982                                                                12,982
   Redemption and cancellation
      of common stock                    (93,008)     (184,569)          728         8,127                    (286,270)
   Issuance of warrants                    7,000                                                                 7,000
   Issuance of preferred stock                                                                                  63,068
   Issuance of common stock                                                                                         14
   Dividends and accretion on
      preferred stock                                     (783)                                                     --
                                       ---------     ---------     ---------     ---------     ---------     ---------    ---------
Balance, December 31, 1999             $  14,385     $(102,757)         --            --       $     128     $ (24,379)   $  (6,704)
                                       =========     =========     =========     =========     =========     =========    =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1--BASIS OF PRESENTATION

         The unaudited consolidated financial statements of O'Sullivan Industries Holdings, Inc. and subsidiaries ("O'Sullivan") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The interim results are not necessarily indicative of the results that may be expected for a full year.

NOTE 2--MERGER

         On March 24, 1999, O'Sullivan announced that members of its senior management team, in conjunction with a financial buyer, had made a proposal to O'Sullivan's Board of Directors to acquire O'Sullivan, subject to requisite financing. On May 18, 1999, O'Sullivan announced that it had entered into a definitive merger agreement with OSI Acquisition, Inc. Investors in OSI Acquisition, Inc. included members of O'Sullivan's senior management and Bruckmann, Rosser, Sherrill & Co., II, L.P. ("BRS"). The merger agreement was amended and restated on October 18, 1999.

         On November 30, 1999, OSI Acquisition, Inc. was merged into O'Sullivan in a recapitalization transaction approved by O'Sullivan's stockholders on November 22, 1999. As a result of the merger, all of O'Sullivan's outstanding common stock is held by members of O'Sullivan's senior management and BRS and its affiliates. The management participants in the buyout own a total of 27.1% of the outstanding common stock of O'Sullivan. BRS and its affiliates own the balance.

         Each share of common stock of O'Sullivan outstanding before the merger was exchanged for $16.75 in cash and one share of senior preferred stock with an initial liquidation value of $1.50 per share. Unpaid dividends accrue at the rate of 12.0% per annum and, if not paid, will be accumulated and compounded at the same rate during the period that the senior preferred stock is outstanding. The mandatorily redeemable preferred stock was recorded at fair value of $0.70 per share and is being accreted to its full liquidation value. Some of the shares of O'Sullivan common stock and options held by the management participants in the buyout were exchanged for common stock, junior preferred stock and options to acquire junior preferred stock of O'Sullivan.

         O'Sullivan's Series B junior preferred stock was issued to BRS, its affiliates and the management participants in the buyout in exchange for cash or shares of O'Sullivan common stock. The liquidation value of the Series B junior preferred stock is $100.00 per share. Dividends accrue at the rate of 14.0% per annum and, if not paid, will be accumulated and compounded at the same rate during the period the Series B junior preferred stock is outstanding.

         In the merger, O'Sullivan issued options to purchase its Series A preferred stock in exchange for certain options held by management participants in the buyout. The agreements for the options to purchase O'Sullivan's Series A junior preferred stock provide for a special accrual at the rate of 14% per annum on the difference between the liquidation value of the stock ($150.00) and the exercise price of the option ($50.00). The special accrual accrues at the same time and in the same manner as would issued and outstanding Series A junior preferred stock. No amount is payable until the exercise of the option, and payment is further subject to the terms of any debt agreement of O'Sullivan. When made, payment of the special accrual may be made in cash or by a reduction in the exercise price of the option, at O'Sullivan's discretion. The special accruals are reflected as compensation expense in the accompanying consolidated statement of operations.

         O'Sullivan required approximately $357.0 million to complete the merger and pay related fees and expenses of which approximately $264.0 million was funded via debt proceeds.

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS

         Effective October 1, 1998, O'Sullivan had a forward starting interest rate swap agreement with a notional principal amount of $10.0 million, which was to terminate on October 1, 2008. Pursuant to the agreement, O'Sullivan paid a fixed rate of 7.13% and received a floating interest rate during the duration of the swap agreement. On November 30, 1999, O'Sullivan terminated the swap as required by the counter-party due to the merger and recapitalization, incurring a loss of $408,000.

         O'Sullivan called its existing $10.0 million of 8.25% industrial development revenue bonds on October 1, 1998 at a redemption price of 103%. The $300,000 premium on the early retirement of the bonds was recognized as a loss in O'Sullivan's second quarter of fiscal 1999 and was included in interest expense. The Company refinanced these bonds with new, ten-year industrial revenue bonds with a tax-exempt variable interest rate, which is reset weekly. Interest on the bonds is paid monthly. The bonds mature on October 1, 2008.

NOTE 4--NEW ACCOUNTING STANDARDS

         In June 1999, the FASB issued SFAS No. 138, which delayed the effective date of SFAS No. 133, Accounting For Derivative Instruments And Hedging Activities. Accordingly, O'Sullivan will adopt SFAS No 133 effective July 1, 2000. This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its use and designation. O'Sullivan will initially report gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction as a component of other comprehensive income and, subsequently, reclassify the gains and losses into earnings when the forecasted transaction affects earnings. If SFAS 133 had been adopted on July 1, 1999 the net change in the interest swap would reduce other accumulated comprehensive income by $261,000 (a current period increase to comprehensive income of $75,000 offset by an accumulated loss at the beginning of the period of $336,000).

NOTE 5--MERGER RELATED EXPENSES

         O'Sullivan expensed certain merger related costs as incurred in connection with the recently completed merger mentioned above. For the quarter ended December 31, 1999, O'Sullivan recognized certain merger related expenses of approximately $10.2 million incurred for investment banking, legal, accounting, printing, and other services. Included in these costs was a payment to BRS of $3.1 million. For the six months ended December 31, 1999, merger related expenses were $10.9 million. The merger related expenses and the fee paid BRS have been included as separate line items in the accompanying consolidated statement of operations.

NOTE 6--COMPENSATION EXPENSE ASSOCIATED WITH OPTIONS

         O'Sullivan incurred approximately $10.7 million in compensation expense associated with stock options as part of the merger. Of this amount, $6.0 million was exchanged for options to purchase 60,319 shares of Series A junior preferred stock, $5.9 million in cash was paid and $1.1 million in liquidation value of senior preferred stock was distributed to the option holders. O'Sullivan had previously incurred approximately $2.3 million in compensation expense prior to the merger. The compensation expense on the options has been included as a separate line item in the accompanying consolidated statement of operations.

         During the quarter ended December 31, 1999, O'Sullivan incurred compensation expense of approximately $70,000 related to the special accruals on the options to purchase Series A junior preferred stock.

NOTE 7--EXTRAORDINARY ITEM

         O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee has been recognized as a $305,000 extraordinary loss, net of related tax benefit.

NOTE 8--INVENTORY

         Inventory consists of the following:

                              December 31,
                         ------------------------
(in thousands)            1999             1998
                         -------          -------
Finished goods           $36,415          $39,623
Work in process            5,869            6,263
Raw materials             12,240           10,248
                         -------          -------
                         $54,524          $56,134
                         =======          =======

NOTE 9--LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt consisted of the following at December 31, 1999 and June 30, 1999:

                                                                                   December 31,      June 30,
                                                                                      1999             1999
                                                                                   ------------      ---------
(in thousands)

Senior term notes, tranche A                                                            35,000            --
Senior term notes, tranche B                                                           100,000            --
Senior notes                                                                              --         $  12,000
Revolving credit agreement                                                               4,000           4,000
Industrial revenue bonds                                                                10,000          10,000
Senior subordinated notes--face value of $100.0 million
   discounted at 98.06% and net of $3.5 million original issue discount arising from issuance of warrants to buy common and
   Series B junior preferred stock                                                   $  94,569            --
Senior note--face value of $15.0 million, net
   of $3.5 million original issue discount arising from issuance of warrants to buy common and Series B junior preferred
   stock                                                                                11,513            --
                                                                                     ---------       ---------

Total debt                                                                             255,082          26,000
Less current maturities                                                                 (6,000)         (4,000)
                                                                                     ---------       ---------
                                                                                     $ 249,082       $  22,000
                                                                                     =========       =========

         O'Sullivan Industries, Inc., O'Sullivan's operating subsidiary, is the obligor under a senior secured credit facility totaling $175.0 million and senior subordinated notes. O'Sullivan Industries - Virginia, Inc., a subsidiary of O'Sullivan Industries, Inc., is the obligor for $10.0 million of variable rate industrial revenue bonds. O'Sullivan Industries Holdings, Inc. is the obligor for a $15.0 million senior note.

         The senior secured credit facility is comprised of the following:
                  o a $35.0 million term loan facility payable in 24 quarterly installments beginning March 31, 2000;

                  o a $100.0 million term loan facility repayable in 26 quarterly installments beginning March 31, 2001; and

                  o a $40.0 million revolving credit facility due November 30, 2005, which includes a $15.0 million letter of credit subfacility and a $5.0 million swing line subfacility. At December 31, 1999 the Company had $4.0 million outstanding on the credit facility and approximately $12.8 million of letters of credit outstanding.

         O'Sullivan's obligations under the senior secured facility are secured by first priority liens and security interest in the stock of O'Sullivan Industries, Inc. and O'Sullivan Industries - Virginia, Inc. and substantially all of the assets of O'Sullivan Industries, Inc. and O'Sullivan Industries - Virginia, Inc.

         At O'Sullivan's option, borrowings under the senior secured credit facility accrue interest at varying rates based on (a) a Eurodollar rate plus an applicable margin or (b) an applicable margin plus the highest of a bank's prime rate, the federal funds effective rate plus 0.5% or three-month certificates of deposit secondary market rates as adjusted for statutory reserves plus 1.0%. Until June 30, 2000, the applicable margins for the $35.0 million term loan and the revolving credit facility are fixed at 3.25% for Eurodollar loans and 2.25% for base rate loans. After June 30, 2000, the applicable margins vary based upon O'Sullivan Industries, Inc.'s leverage ratio. The applicable margins for the $100.0 million term loan are 3.75% for Eurodollar loans and 2.75% for base rate loans for the life of the loan. O'Sullivan also pays a quarterly fee equal to 0.5% of the unused commitment under the senior secured credit facility. The weighted average interest rate at December 31, 1999 was approximately 9.8%.

         O'Sullivan is subject to various covenants associated with the $175.0 million senior secured credit facility such as leverage and coverage ratios and other customary covenants. In addition, O'Sullivan has certain restrictions on its ability to incur additional debt, make capital expenditures, pay dividends, sell its assets, issue securities, engage in acquisitions, and other restrictions. At December 31, 1999, O'Sullivan was in compliance with all debt covenants.

         The senior subordinated notes totaling $100.0 million bear interest at the rate of 13.375% per annum and are due in 2009. Interest is payable semiannually on April 15 and October 15. The senior subordinated notes contain various covenants including restrictions on additional indebtedness based upon EBITDA coverage. In connection with these notes, O'Sullivan issued warrants to purchase 93,273 shares of O'Sullivan common stock at an exercise price of $0.01 per shares and 39,273 shares of O'Sullivan's Series B junior preferred stock at an exercise price of $0.01 per share. The warrants were recorded at their fair value of $3.5 million.

         The $15.0 million senior note bears interest at the rate of 12.0% per annum and is due in 2009. In connection with this note, O'Sullivan issued warrants to purchase 93,273 shares of O'Sullivan's common stock at an exercise price of $0.01 per share and 39,273 shares of O'Sullivan's Series B junior preferred stock at an exercise price of $0.01 per share. O'Sullivan assigned a value of $3.5 million to the warrants.

         The original issues discount and the warrants are amortized over the life of the notes using the effective interest rate method.

         Expenses related to the issuance of the debt financing were approximately $12.7 million and have been capitalized as other assets. Of this amount, $1.0 million was paid to BRS.

NOTE 10 - RELATED PARTY TRANSACTIONS

         BRS provided various advisory services to O'Sullivan related to the merger. These services included arranging and negotiating the financing of the merger, arranging and structuring the transaction, planning O'Sullivan's capital structure and related services. BRS received a transaction fee of $4.0 million and expenses of

$62,000 for these services. Of the $4.0 million transaction fee, $3.0 million was recognized as a merger related expense and $1.0 million was capitalized into loan fees.

         BRS also provided $15.0 million in financing pursuant to a securities purchase agreement with O'Sullivan. BRS received a transaction fee of $300,000 in connection with this financing. BRS later sold this note and the related warrants to an unrelated third party.

         O'Sullivan entered into a management services agreement with BRS for strategic and financial advisory services on November 30, 1999. The annual fee for such services are the greater of (a) 1% of O'Sullivan's consolidated earnings before interest, taxes, depreciation, and amortization or (b) $300,000. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year under the senior credit facility agreement. The accrued management fee for the period ended December 31, 1999 was $50,000 and is included in accounts payable.

         The senior credit facilities and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio for our most recently ended four full fiscal quarters would have been at least 2.0 to 1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         At December 31, 1999, O'Sullivan held a note receivable with a balance of approximately $260,000 from an officer of O'Sullivan. O'Sullivan loaned the officer money to purchase common stock and series B junior preferred stock of O'Sullivan in the merger. The note bears interest at the rate of 9% per annum and matures on November 30, 2009, or earlier if there is a change of control. The receivable is recorded on the balance sheet in other assets.

NOTE 11--COMMITMENTS AND CONTINGENCIES

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

         On September 9, 1999, Tandy filed a motion for summary judgment in its lawsuit against O'Sullivan. The motion argued that Tandy was entitled to a court order requiring O'Sullivan to commence dispute resolution procedures under the tax sharing agreement. Because O'Sullivan has made all payments required under the tax sharing agreement and because no merger had occurred, O'Sullivan believed that Tandy's lawsuit was premature since there could not be a dispute under the tax sharing agreement with respect to the increased interest resulting from the merger before the merger was completed. Alternatively, Tandy argued that it was entitled to a court order preventing O'Sullivan from deducting the interest expense related to the merger from the Company's tax-sharing payments to Tandy.

         On October 8, 1999, the District Court ruled on Tandy's motion for summary judgment. It found that the dispute resolution provision of the tax sharing agreement was triggered, and ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by Tandy. Pursuant to the dispute resolution provisions, Tandy and O'Sullivan representatives have discussed the issues in the dispute but did not reach a resolution. Accordingly Tandy and O'Sullivan are in the process of selecting the law firms or accounting firms to act as arbitrators in the dispute.

          For the six months ended December 31, 1999, O'Sullivan paid Tandy $2.5 million under the agreement. If the arbitration ruling is in Tandy's favor, O'Sullivan's payments would be substantially higher; the amount would depend on O'Sullivan's taxable income. O'Sullivan believes that Tandy's position is without merit and intends to defend itself vigorously.

LITIGATION CHALLENGING THE MERGER

         On May 18, 1999, five lawsuits were filed as class actions by stockholders in the Delaware Court of Chancery seeking to enjoin the merger or, in the alternative, to rescind the merger and recover monetary damages. The complaints name as defendants O'Sullivan, all of its directors and, in some cases, BRS. The complaints allege that our directors breached their fiduciary duties by approving the merger. The complaints also allege that the price terms of the merger were inadequate and unfair to O'Sullivan stockholders. In addition, the complaints allege that the management participants in the buyout have conflicts of interest that have prevented them from acting in the best interests of O'Sullivan stockholders and that make it inherently unfair for BRS and the management participants in the buyout to acquire 100% of the O'Sullivan stock. In the cases naming BRS as a defendant, BRS is alleged to have aided and abetted the alleged breaches of fiduciary duties. The defendants do not have to respond to the lawsuits until after the plaintiffs have combined their complaints into one complaint. A consolidation order was signed on July 22, 1999 by the court. This order requires the plaintiffs to combine their complaints into one complaint. However, no date has been set by which the defendants must move or answer in response to the combined complaint. O'Sullivan believes that the claims are without merit and intends to defend the lawsuits vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We are a leading designer, manufacturer and distributor of ready-to-assemble furniture products, with over 45 years of experience. We sell primarily to the rapidly growing home office and home entertainment markets. We manufacture approximately 450 stock keeping units of ready-to-assemble furniture at retail price points from $20 to $999. Our product offerings include ready-to-assemble desks, computer workcenters, home entertainment centers, audio equipment racks, pantries and microwave oven carts. We also manufacture a variety of other ready-to-assemble furniture for home office, home entertainment and other home uses. We design our products to provide high quality, value and ease of assembly by the consumer using straightforward, diagrammed instructions.

         On March 24, 1999, O'Sullivan announced that members of its senior management team, in conjunction with a financial buyer, had made a proposal to O'Sullivan's Board of Directors to acquire O'Sullivan, subject to requisite financing. On May 18, 1999, O'Sullivan announced that it had entered into a definitive merger agreement with OSI Acquisition, Inc. Investors in OSI Acquisition, Inc. included members of O'Sullivan's senior management and Bruckmann, Rosser, Sherrill & Co., II, L.P. ("BRS"). The merger agreement was amended and restated on October 18, 1999.

         On November 30, 1999, OSI Acquisition, Inc. was merged into O'Sullivan in a recapitalization transaction approved by O'Sullivan's stockholders on November 22, 1999. As a result of the merger, all of O'Sullivan's outstanding common stock is held by members of O'Sullivan's senior management and BRS and its affiliates. The management participants in the buyout own a total of 27.1% of the outstanding common stock of O'Sullivan. BRS and its affiliates own the balance.

         Each share of our outstanding common stock was exchanged for $16.75 in cash and one share of our senior preferred stock with an initial liquidation value of $1.50 per share. Unpaid dividends accrue at the stated rate of 12.0% per annum and will be accumulated and compounded at the same rate during the period that the senior preferred stock is outstanding. Some of the shares of our common stock and options held by the management participants in the buyout were exchanged for common stock, junior preferred stock and options to acquire junior preferred stock of O'Sullivan.

         We required approximately $357.0 million to complete the merger and pay related fees and expenses of which approximately $264.0 million was funded via debt proceeds.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the quarter ended December 31, 1999 increased by $13.2 million, or 13.5%, to $111.0 million, up from $97.8 million for the quarter ended December 31, 1998. For the six-month period ended December 31, 1999, sales increased $27.5 million, or 14.8%, to $213.0 million from $185.5 million. Strong increases in the office superstore, home improvement and specialty retailer channels accounted for nearly all of the sales increase for the quarter. For the six-month period, these channels and the discount mass merchant channel accounted for the sales increase. For both the quarter and the six-month period ended December 31, 1999, sales increased principally due to higher unit volume, while the average sales price increased slightly.

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

         Gross Profit. Gross profit increased to $33.8 million, or 30.4% of sales, for the three month period ended December 31, 1999, from $28.1 million, or 28.7% of sales, for the comparable prior year quarter. For the six months ended December 31, 1999 gross profit increased to $63.6 million, or 29.8% of sales, from $53.0 million, or 28.6% of sales. The higher gross margin was due to the higher sales levels as well as increased productivity in our manufacturing operations as compared to the second quarter of fiscal 1999. In the prior year we incurred higher labor and overhead costs associated with the implementation of new manufacturing equipment and related adaptation of manufacturing processes.

         In the fourth quarter of fiscal 1999, certain key commodity suppliers announced price increases. We were able to minimize the effect of initial increases during the first quarter of fiscal 2000 through our value analysis program and productivity gains in manufacturing. Additional price increases became effective during the second quarter of fiscal 2000. We were able to partially offset the effect of these price increases through the programs mentioned above combined with increased operating leverage from higher sales levels. We currently estimate these increases will reduce our gross margin by approximately $2.2 million during the last six months of fiscal 2000. We believe that we can continue to partially offset the effect of such increases through the programs mentioned above and through the eventual inclusion of the higher costs in the selling price of our products. However, there can be no assurance that we will be successful in offsetting these potential price increases.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $22.5 million or 20.3% of sales, for the three month period ended December 31, 1999, from $19.7 million, or 20.2% of sales, for quarter ended December 31, 1998. For the six-month period ended December 31, 1999, selling, marketing and administrative expenses increased $5.0 million, to $43.1 million from $38.1 million in fiscal 1999. The majority of the dollar increase in selling, marketing and administrative expenses for both the quarter and the six-month period was due to increased sales levels. Advertising and out-bound freight expense increased due to a change in customer mix combined with the increase in sales activity.

         Merger Related and Other Special Charges. O'Sullivan expensed merger related costs as incurred in connection with the recently completed merger. Merger related costs, consisting of investment banking, legal, accounting, printing and other services, totaled $10.2 million during the three months ended December 31, 1999 and $10.9 million for the six-month period ended December 31, 1999. The merger related expenses have been included as a separate line item in the accompanying consolidated statement of operations. Additionally, during the second quarter of fiscal 2000, O'Sullivan incurred compensation expense of $10.7 million in connection with stock options related to the merger and a $408,000 charge for the settlement of an interest rate swap agreement entered into in fiscal 1997. Both the compensation expense from stock options and the loss on the settlement of the interest rate swap have been included as separate line items in the accompanying consolidated statement of operations. In total, the merger related and other special charges were $21.3 million for the second quarter of fiscal 2000 and $22.0 million for the six months ended December 31, 1999.

         Depreciation and Amortization. Depreciation and amortization expenses increased $150,000 to $3.7 million in the quarter ended December 31, 1999, from $3.5 million in the three months ended December 31, 1998. For the six months ended December 31, 1999, depreciation and amortization expenses increased $644,000, or 19.4%, to $7.4 million from $6.7 million. The year-to-date increase in depreciation and amortization expense was due primarily to the $18.0 million expansion of our South Boston, Virginia manufacturing facility, which was completed during the second quarter of fiscal 1999.

         Operating Income. Operating income, including merger related and other special charges, decreased by $18.5 million in the three months ended December 31, 1999, compared to the same period in the prior year. For the six month period ended December 31, 1999 operating income, including merger related and other special charges, decreased $16.4 million. The decrease for both the quarter and the six-month period was due to the merger related and other special charges incurred which totaled $21.3 million during the second quarter and $22.0 million during the first half of fiscal 2000.

         Excluding merger related and other special charges, operating income increased by $2.9 million, or 34.5%, to $11.3 million in the second quarter of fiscal 2000 from $8.4 million in the second quarter of fiscal 1999. For the six month period ended December 31, 1999 operating income, excluding merger related and other special charges, increased $5.6 million or 37.6% to $20.5 million from $14.9 million in the comparable prior year period.

         Net Interest Expense. Net interest expense of $2.8 million for the quarter ended December 31, 1999 increased 180.0% compared to $1.0 million incurred during the quarter ended December 31, 1998. Interest expense increased due to the higher level of borrowings associated with the financing of the merger. Because of these borrowings, our future interest expense will increase substantially. The merger closed on November 30, 1999, so only one month of increased interest expense is reflected in the quarter ended December 31, 1999.

         Extraordinary Item. O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee has been recognized an extraordinary loss of $305,000, net of the related tax benefit.

         EBITDA. For the quarter ended December 31, 1999, EBITDA decreased by $18.3 million to a loss of $6.4 million from $11.9 million for the prior year quarter. For the six months ended December 31, 1999, EBITDA decreased $15.7 million to $5.9 million from $21.6 million for the comparable period a year ago. EBITDA decreased primarily due to the merger related costs, compensation expenses associated with stock options and the loss on the termination of the interest rate swap incurred due to the merger.

         EBITDA is presented to provide additional information about our operations. This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.

         Adjusted EBITDA. Our adjusted EBITDA, which excludes the merger related expenses, compensation expense associated with stock options and the loss on the termination of the interest rate swap, increased by $2.9 million, or 23%, to $15.0 million for the quarter ended December 31, 1999, compared to $12.1 million in the prior year quarter. For the six-month period ended December 31, 1999, our adjusted EBITDA increased $5.8 million to $27.9 million, from $22.0 million for the six months ended December 31, 1998. The increase in adjusted EBITDA for the quarter and the six month period was driven by increased sales volumes, increased productivity in manufacturing operations and the reduction of high labor and overhead costs associated with the implementation of new manufacturing equipment and related adaptation of manufacturing processes during the first six months of fiscal 1999. These gains were partially offset by increased costs associated with higher sales volume, primarily advertising and outbound freight expense.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to November 30, 1999, our primary sources of liquidity were cash flows from operations and borrowings under our old credit facility. Our current sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Our primary liquidity requirements will be to pay our debt, including interest expense under the senior credit facilities and the notes, payments to Tandy and to provide for working capital and capital expenditures.

         Working Capital. As of December 31, 1999, we had cash and cash equivalents of $15.6 million. Net working capital was $92.3 million at December 31, 1999 compared to $77.8 million at December 31, 1998. The increase in working capital is primarily attributable to the increased cash balance and higher inventory levels over the prior year.

         Operating Activities. Net cash provided by operating activities for the six months ended December 31, 1999, was $11.5 million compared to $12.6 million for the six months ended December 31, 1998. The decrease of $1.1 million in cash flows from operations was due to merger-related expenses, compensation expense related to stock options and the loss on the termination of the interest rate swap. Partially offsetting these items was our increased operating income and increases in our accounts payable, accrued liabilities and income taxes payable over the prior year amounts. If the merger-related expenses, compensation expense related to stock options and the loss on the interest rate swap were excluded, our cash flow would have been $28.7 million, an increase of $16.1 million from the prior year period.

         Investing Activities. We invested $5.7 million for capital expenditures for the six months ended December 31, 1999 compared to $11.3 million for the prior year six-month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $6.0 million, which we expect to fund from cash flow from operations or borrowings under our line of credit. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facilities.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at December 31, 1999 was $264.0 million, consisting of:

         o $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.06% providing $98.1 million in cash proceeds before expenses related to the issuance.

         o $139.0 million in senior secured credit facilities consisting of a six year $35.0 million term loan, a seven and one-half year $100.0 million term loan and $4.0 million in borrowings under a $40.0 million revolving line of credit. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $12.8 million.

         o        $10.0 million in variable rate industrial revenue bonds, and

         o $15.0 million in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million.

         Expenses related to the issuance of debt financing were approximately $12.7 million. The credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock.

         From time to time we may use derivative financial instruments to reduce interest rate risks. We do not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, we entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the agreement was October 1, 1998, and the termination date is October 1, 2008. We contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. On November 30, 1999, we terminated this swap, incurring a loss of $408,000, as part of the merger and recapitalization.

         Under the senior credit facilities we are required to hedge at least one-half of our term loans under the facility for three years by February 28, 2000.

         We repaid our private placement notes with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee is recorded as a $305,000 extraordinary item, net of taxes.

         Tax Sharing Agreement. For the six months ended December 31, 1999, O'Sullivan paid Tandy Corporation $2.5 million pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. The effect of the merger upon our payments to Tandy under this agreement is the subject of an arbitration proceeding. See Note 11 to the financial statements included in this report. If the ruling in the arbitration proceeding is in Tandy's favor, our payments under the tax sharing agreement would be substantially higher; the amount would depend on our taxable income.

YEAR 2000 COMPLIANCE

         O'Sullivan computers and computerized equipment experienced only two minor problems at the start of calendar 2000. We discovered the problems testing our systems on January 1, 2000. Both problems were fixed in less than one day and caused no interruption of production, sales or shipments. Further, we know of no supplier or customer whose ability to sell us raw materials or to purchase finished goods has been materially affected by Year 2000 compliance problems.

         We spent approximately $110,000 in connection with our Year 2000 program.

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

         As noted above, in fiscal 2000 we have encountered price increases in certain commodities, which increases are expected to reduce our gross margin by about $2.2 million during the last six months of fiscal 2000. We cannot guarantee that there will not be further price increases in these or other commodities.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting of stockholders of O'Sullivan was held on November 22, 1999 to consider and vote on a proposal to approve and adopt the Amended and Restated Agreement and Plan of Merger, dated as of October 18, 1999, between O'Sullivan and OSI Acquisition, Inc., and approve the related merger, pursuant to which (a) OSI was merged with and into O'Sullivan, (b) O'Sullivan was the surviving corporation in the merger and (c) each share of common stock of O'Sullivan issued and outstanding immediately prior to the merger (other than shares held in O'Sullivan's treasury or by any of its subsidiaries and some of the shares held by management participants in the buyout) were converted into the right to receive (i) $16.75 in cash, without interest, and (ii) one share of 12% Senior Preferred Stock of O'Sullivan with a liquidation preference of $1.50 per share.

         The votes for, against and abstaining on the proposal were as follows:


             FOR                         AGAINST                      ABSTAIN
          11,173,607                     276,754                       15,898

         We received no broker non-votes for the special meeting.

ITEM 5.           OTHER INFORMATION.

FORWARD LOOKING STATEMENTS.

         Cautionary Statement Regarding Forward Looking Information.

         Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation report, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe,""would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

          o significant indebtedness that may limit our financial and operational flexibility;

          o changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise;

          o pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of our ability to supply product;

          o raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995;

          o        transportation cost increases;

          o loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the liquidation of Best Products in 1996 and could occur with Service Merchandise Co., Inc.;

          o actions of current or new competitors that increase competition with our products or prices;

          o the consolidation of manufacturers in the ready-to-assemble furniture industry;

          o increased advertising costs associated with promotional efforts;

          o        increased interest rates;

          o failure by or a major supplier or vendor to identify and remedy all critical year 2000 compliance issues;

          o pending or new litigation or governmental regulations such as the pending litigation involving Tandy;

          o other uncertainties which are difficult to predict or beyond our control; and

          o the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

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




                                           O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date:   February 11, 2000                By:        /s/ Richard D. Davidson
                                              ----------------------------------

                                                     Richard D. Davidson
                                                       President and
                                                   Chief Executive Officer



Date:   February 11, 2000                By:        /s/ Phillip J. Pacey
                                              ----------------------------------

                                                      Phillip J. Pacey
                                                   Senior Vice President and
                                                    Chief Financial Officer
                                                   (Principal Financial and
                                                     Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.                  Description                                    Page

   2.1      Amended and Restated Agreement and Plan of Merger, dated
            as of October 18, 1999, between O'Sullivan Industries
            Holdings, Inc. and OSI Acquisition, Inc. (incorporated by
            reference from Appendix A Proxy Statement/Prospectus
            included in Registration Statement on Form S-4 (File No.
            333-81631))
3.1 & 4.1   Amended and Restated Certificate of Incorporation of
            O'Sullivan (incorporated by reference from Exhibit 2.4(a)
            to Registration Statement on Form S-4 (File No.
            333-81631))
3.2 & 4.2   Bylaws of O'Sullivan (incorporated by reference from
            Exhibit 3.2 to Registration Statement on Form S-1 (File
            No. 33-72120))
   4.3      Specimen Senior Preferred Stock Certificate of O'Sullivan
            (incorporated by reference from Exhibit 3 to Registration
            Statement on Form 8-A (File No. 0-28493))
   4.4      Indenture dated as of November 30, 1999, by O'Sullivan
            Industries, Inc., as Issuer, O'Sullivan Industries -
            Virginia, Inc., as Guarantor, and Norwest Bank Minnesota,
            National Association, as Trustee, relating to O'Sullivan
            Industries, Inc.'s $100,000,000 principal amount of
            13.375% senior subordinated notes ..........................      22
   4.5      Warrant Agreement dated as of November 30, 1999 between
            O'Sullivan Industries Holdings, Inc. and Norwest Bank
            Minnesota, National Association, as Warrant Agent,
            relating to warrants to purchase 39,273 shares of
            O'Sullivan Industries Holdings, Inc. series B junior
            preferred stock, including form of warrant certificate......     107
   4.6      Warrant Agreement dated as of November 30, 1999 between
            O'Sullivan Industries Holdings, Inc. and Norwest Bank
            Minnesota, National Association, as Warrant Agent,
            relating to warrants to purchase 93,273 shares of
            O'Sullivan Industries Holdings, Inc. common stock,
            including form of warrant certificate.......................     143
   4.7      Amended and Restated Warrant Agreement dated as of January
            31, 2000 between O'Sullivan Industries Holdings, Inc. and
            the holder thereof relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. series B
            junior preferred stock, including form of warrant
            certificate.................................................     188
   4.8      Amended and Restated Warrant Agreement dated as of January
            31, 2000 between O'Sullivan Industries Holdings, Inc. and
            the holder thereof relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common
            stock, including form of warrant certificate................     212
  10.1      Credit Agreement among O'Sullivan Industries, Inc., as
            Borrower, O'Sullivan Industries Holdings, Inc., the
            several lenders from time to time parties thereto, Lehman
            Brothers, Inc., as lead arranger and book manager,
            Wachovia Bank, N.A., as syndication agent, Lehman
            Commercial Paper Inc., as administrative agent and General
            Electric Capital Corporation, as documentation agent,
            dated as of November 30, 1999...............................     242
  10.2      Management Services Agreement dated as of November 30,
            1999 between O'Sullivan Industries Holdings, Inc. and
            Bruckmann, Rosser, Sherrill & Co., Inc......................     362
  10.3      O'Sullivan Industries Holdings, Inc. 1999 Preferred Stock
            Option Plan.................................................     368
  10.4      Form of Preferred Stock Option Agreement....................     373
  10.5      Stockholders Agreement dated as of November 30, 1999 among
            O'Sullivan Industries Holdings, Inc., Bruckmann, Rosser,
            Sherrill & Co. II, L.P. and the individuals executing
            signature pages to the agreement............................     396
  10.6      Registration Rights Agreement dated as of November 30,
            1999 among O'Sullivan Industries Holdings, Inc.,
            Bruckmann, Rosser, Sherrill & Co. II, L.P., persons
            executing signature pages to the agreement and warrant
            holders executing signature pages to the agreement..........     419
  10.7      Management Stock Agreement dated as of November 30, 1999
            among O'Sullivan Industries Holdings, Inc., the persons
            executing signature pages to the agreement and Bruckmann,
            Rosser, Sherrill & Co. II, L.P..............................     444
  10.8      Management Subscription Agreement dated as of November 30,
            1999 among OSI Acquisition, Inc. and the individuals
            executing signature pages to the agreement..................     468
  27        Financial Data Schedule.....................................     482

         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.