Form 10-Q
period 2000-03-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2000-05-15
CIK 915354

================================================================================





                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number: 0-28493


                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                    43-1659062
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  1900 Gulf Street, Lamar, Missouri                       64759-1899
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

         As of May 10, 2000, 1,368,000 shares of Common Stock of O'Sullivan Industries Holdings, Inc, par value $0.01 per share were outstanding.


================================================================================

                    The Index to Exhibits begins on page 20.

                                    PART  I
Item 1.  FINANCIAL STATEMENTS.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                           March 31,         June 30,
                                       Assets:                                               2000             1999
                                                                                           ---------        ---------
Current assets:
   Cash and cash equivalents                                                               $  14,756        $   3,740
   Trade receivables, net of allowance for doubtful accounts
      of $2,969 and $2,416, respectively                                                      73,824           63,268
   Inventories, net                                                                           55,530           56,134
   Prepaid expenses and other current assets                                                   5,678            3,810
                                                                                           ---------        ---------
         Total current assets                                                                149,788          126,952

Property, plant and equipment, net                                                            94,242           96,684
Other assets                                                                                  14,800            1,909
Goodwill, net of accumulated amortization                                                     40,172           41,422
                                                                                           ---------        ---------
         Total assets                                                                      $ 299,002        $ 266,967
                                                                                           =========        =========

                    Liabilities and Stockholders' Equity (Deficit):
Current liabilities:
   Accounts payable                                                                        $  20,210        $  11,416
   Current portion of long-term debt                                                           3,000            4,000
   Accrued liabilities                                                                        27,737           24,695
   Income taxes payable                                                                        1,726            1,579
                                                                                           ---------        ---------
         Total current liabilities                                                            52,673           41,690

Long-term debt, less current portion                                                         248,190           22,000
Other non-current liabilities                                                                  2,793            1,909
Deferred income taxes                                                                         17,257           16,232
                                                                                           ---------        ---------
         Total liabilities                                                                   320,913           81,831

Commitments and contingencies (Note 11)

Mandatorily redeemable senior preferred stock; $0.01 par value, $25,640 liquidation value including accumulated dividends, 17,000,000 shares
   authorized, 16,431,050 issued                                                              12,230                -

Stockholders' equity (deficit):
   Junior preferred stock, Series A; $0.01 par value,
      100,000 shares authorized, none issued                                                       -                -
   Junior preferred stock, Series B; $0.01 par value, at liquidation value including
      accumulated dividends; 1,000,000 shares authorized, 515,681.33 issued                   53,996                -
   Common stock; $0.01 par value, 2,000,000 shares authorized, 1,368,000 issued                   14                -
   Common stock; $1.00 par value, 100,000,000 shares authorized, 16,819,950 issued                 -           16,820
   Additional paid-in capital                                                                 14,385           87,549
   Retained earnings (deficit)                                                              (102,197)          89,470
   Accumulated other comprehensive gain (loss)                                                   (54)             (43)
   Notes receivable from officers                                                               (285)               -
   Less common stock in treasury at cost, 0 and 770,962 shares respectively                        -           (8,660)
                                                                                           ---------        ---------
         Total stockholders' equity (deficit)                                                (34,141)         185,136
                                                                                           ---------        ---------
         Total liabilities and stockholders' equity (deficit)                              $ 299,002        $ 266,967
                                                                                           =========        =========


     The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                 Three months ended            Nine months ended
                                                                     March 31,                     March 31,
                                                             --------------------------    -------------------------
                                                                 2000          1999           2000          1999
                                                             ------------   -----------    -----------   -----------

Net sales                                                  $      116,686 $     108,529   $    329,701  $    293,988

Costs and expenses:
   Cost of sales                                                   82,732        75,720        232,180       208,187
   Selling, marketing and administrative                           21,412        20,159         64,568        58,240
   Merger related expenses                                              -             -          7,792             -
   Transaction fee to related party                                     -             -          3,062             -
   Compensation expense associated with stock options                   -             -         10,627             -
   Loss on settlement of interest rate swap                             -             -            408             -
                                                             ------------   -----------    -----------   -----------
Total costs and expenses                                          104,144        95,879        318,637       266,427
                                                             ------------   -----------    -----------   -----------

Operating income                                                   12,542        12,650         11,064        27,561
Other income (expense)
   Interest expense                                                (7,902)         (627)       (11,399)       (2,485)
   Interest income                                                    207            54            447           201
                                                             ------------   -----------    -----------   -----------


Income before income tax provision
   and extraordinary item                                           4,847        12,077            112        25,277
Income tax provision                                                1,912         4,345          3,747         9,098
                                                             ------------   -----------    -----------   -----------

Income (loss) before extraordinary item                             2,935         7,732         (3,635)       16,179
Extraordinary loss from early extinguishment
   of debt, net of income tax benefit of $171                           -             -           (305)            -
                                                             ------------   -----------    -----------   -----------

Net income (loss)                                                   2,935         7,732         (3,940)       16,179
Dividends and accretion on preferred stock                         (2,376)            -         (3,158)            -
                                                             ------------   -----------    -----------   -----------

Net income (loss) attributable to common
   stockholders                                            $          559 $       7,732   $     (7,098) $     16,179
                                                             ============   ===========    ===========   ===========

     The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Nine months ended
                                                                                             March 31,
                                                                                  -----------------------------
                                                                                       2000            1999
                                                                                  --------------  -------------
Cash flows from operating activities:
        Net income (loss)                                                         $      (3,940)  $      16,179
        Adjustments to reconcile net income (loss) to net
          cash provided by operating activities:
           Depreciation and amortization                                                 11,340          10,367
           Amortization of debt issuance cost                                               694               -
           Bad debt expense                                                                 856             737
           Loss on disposal of assets                                                       125             142
           Deferred income taxes                                                          1,025               -
           Employee option amortization                                                       -             561
           Special accrual on Series A junior preferred stock options                       284               -
           Compensation expense associated with stock options                            10,627               -
        Changes in assets and liabilities:
           Trade receivables                                                            (11,412)        (17,909)
           Inventories                                                                      604          (2,153)
           Other assets                                                                  (2,339)            429
           Accounts payable, accrued liabilities and income taxes payable                14,938           6,251
                                                                                    -----------     -----------
                Net cash provided by operating activities                                22,802          14,604
                                                                                    -----------     -----------

Cash flows used for investing activities:
        Capital expenditures                                                             (7,719)        (13,294)
                                                                                    -----------     -----------

Cash flows provided (used) by financing activities:
        Issuance of stock, net of expenses                                               45,884               -
        Redemption and cancellation of stock                                           (269,044)              -
        Employee loans                                                                     (285)              -
        Proceeds from borrowings, including issuance of warrants                        252,018          37,000
        Repayment of borrowings                                                         (20,000)        (38,000)
        Debt issuance costs                                                             (13,035)              -
        Purchase of common stock                                                              -          (2,811)
        Exercise of stock options                                                           395              52
        Sale of common stock to employee benefit plans                                        -           2,508
                                                                                    -----------     -----------
                Net cash flows used by financing activities                              (4,067)         (1,251)
                                                                                    -----------     -----------

Net increase in cash and cash equivalents                                                11,016              59
Cash and cash equivalents, beginning of period                                            3,740           1,810
                                                                                    -----------     -----------
Cash and cash equivalents, end of period                                          $      14,756   $       1,869
                                                                                    ===========     ===========

     The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    For the nine months ended March 31, 2000
                                 (in thousands)




                                            Preferred Stock
                                   ---------------------------------

                                        Senior       Junior, Series B   Common Stock     Additional Retained
                                   ----------------- ---------------  -----------------   paid-in   earnings
                                    Shares   Dollars Shares   Dollars Shares   Dollars    capital   (deficit)
                                   --------  ------- -------  ------  -------  --------  ---------  ---------

Balance, June 30, 1999                    - $      -       - $     -   16,820 $  16,820 $   87,549 $  89,470
   Net loss                                                                                           (3,940)
   Other comprehensive loss
   Exercise of stock options,
      net of tax benefit                                                                      (138)
   Compensation expense
      associated with stock options                                                         12,982
   Redemption and cancellation
      of common stock                                                 (16,820)  (16,820)   (93,008) (184,569)
   Issuance of warrants                                                                      7,000
   Loans to employees
   Issuance of preferred stock       16,431   11,500     516  51,568
   Issuance of common stock                                             1,368        14
   Dividends and accretion on
      preferred stock                            730           2,428                                  (3,158)


                                   --------  ------- -------  ------  -------  --------  ---------  ---------
Balance, March 31, 2000              16,431 $ 12,230     516 $53,996    1,368 $      14 $   14,385 $(102,197)
                                   ========  ======= =======  ======  =======  ========  =========  =========



                                      Notes                             Accumulated        Total
                                    receivable     Treasury Stock          other       stockholders'
                                      from      ---------------------  comprehensive      equity       Comprehensive
                                    officers     Shares     Dollars    income (loss)     (deficit)          loss
                                    ----------------------  --------  ---------------  -------------  ----------------

Balance, June 30, 1999             $                  (771) $ (8,660) $          (43) $      185,136  $
   Net loss                                                                                   (3,940)          (3,940)
   Other comprehensive loss                                                      (11)            (11)             (11)
   Exercise of stock options,
      net of tax benefit                                43       533                             395
   Compensation expense
      associated with stock options                                                           12,982
   Redemption and cancellation
      of common stock                                  728     8,127                        (286,270)
   Issuance of warrants                                                                        7,000
   Loans to employees                  (285)                                                    (285)
   Issuance of preferred stock                                                                63,068
   Issuance of common stock                                                                       14
   Dividends and accretion on
      preferred stock                                                                              -


                                    ---------  -----------  --------  ---------------  -------------  ----------------
Balance, March 31, 2000            $    (285)            -  $      -  $          (54) $      (21,911) $        (3,951)
                                    =========  ===========  ========  ===============  =============  ================


     The accompanying notes are an integral part of these consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


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

NOTE 2--MERGER

         On March 24, 1999, O'Sullivan announced that members of its senior management team, in conjunction with a financial buyer, had made a proposal to O'Sullivan's Board of Directors to acquire O'Sullivan, subject to requisite financing. On May 18, 1999, O'Sullivan announced that it had entered into a definitive merger agreement with OSI Acquisition, Inc. Investors in OSI Acquisition, Inc. included members of O'Sullivan's senior management and Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS"). The merger agreement was amended and restated on October 18, 1999.

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

         Each share of common stock of O'Sullivan outstanding before the merger was exchanged for $16.75 in cash and one share of senior preferred stock with an initial liquidation value of $1.50 per share. Unpaid dividends accrue at the rate of 12.0% per annum and, if not paid, will be accumulated and compounded at the same rate during the period that the senior preferred stock is outstanding. The senior preferred stock was recorded at fair value of $0.70 per share and is being accreted to its full liquidation value. The senior preferred stock is mandatorily redeemable on November 30, 2011 or, if sooner, upon a change in control of O'Sullivan Industries Holdings, Inc. Some of the shares of O'Sullivan common stock and options held by the management participants in the buyout were exchanged for common stock, junior preferred stock and options to acquire junior preferred stock of O'Sullivan.

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

         In the merger, O'Sullivan issued options to purchase its Series A junior preferred stock in exchange for certain options held by management participants in the buyout. The agreements for the options to purchase O'Sullivan's Series A junior preferred stock provide for a special accrual at the rate of 14% per annum on the difference between the liquidation value of the stock ($150.00) and the exercise price of the option ($50.00). The special accrual accrues at the same time and in the same manner as would issued and outstanding Series A junior preferred stock. No amount is payable until the exercise of the option, and payment is further subject to the terms of any debt agreement of O'Sullivan. When made, payment of the special accrual may be made in cash or by a reduction in the exercise price of the option, at O'Sullivan's discretion. The special accruals are reflected as compensation expense in the accompanying consolidated statement of operations.

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

         O'Sullivan called its existing $10.0 million of 8.25% industrial development revenue bonds on October 1, 1998 at a redemption price of 103%. The $300,000 premium on the early retirement of the bonds was recognized as a loss in O'Sullivan's second quarter of fiscal 1999 and was included in interest expense. O'Sullivan refinanced these bonds with new, ten-year industrial revenue bonds with a tax-exempt variable interest rate, which is reset weekly. Interest on the bonds is paid monthly. The bonds mature on October 1, 2008.

         As required under the new senior credit facilities, O'Sullivan hedged one-half of its term loans with an initial notational amount of $67.5 million with a costless interest rate collar. The collar is based on three month LIBOR and has a floor of 6.43% and a ceiling of 8.75%.

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

NOTE 5--MERGER RELATED EXPENSES

         O'Sullivan expensed certain merger related costs as incurred in connection with the recently completed merger. For the nine months ended March 31, 2000, O'Sullivan recognized certain merger related expenses of approximately $10.9 million incurred for investment banking, legal, accounting, printing and other services. Included in these costs was a payment to BRS of $3.1 million. The merger related expenses and the fee paid BRS have been included as separate line items in the accompanying consolidated statement of operations.

NOTE 6--COMPENSATION EXPENSE ASSOCIATED WITH OPTIONS

         O'Sullivan incurred approximately $10.6 million in compensation expense associated with stock options as part of the merger. Of this amount, $6.0 million was exchanged for options to purchase 60,319 shares of Series A junior preferred stock, $5.9 million in cash was paid and $1.1 million in liquidation value of senior preferred stock was distributed to the option holders. Prior to the merger, O'Sullivan had incurred approximately $2.4 million in compensation expense associated with employee stock options issued in fiscal 1997. Accordingly, only that portion of the options payment not expensed prior to the merger is recognized as compensation expense associated with stock options. The compensation expense on the options has been included as a separate line item in the accompanying consolidated statement of operations.

NOTE 7--EXTRAORDINARY ITEM

         O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee has been recognized as a $305,000 extraordinary loss, net of related tax benefit.

NOTE 8--INVENTORY

         Inventory consists of the following:

                                                                      March 31,         June 30,
                                                                        2000             1999
                                                                     ---------         --------
                                                                          (in thousands)
Finished goods                                                         $35,283          $39,623
Work in process                                                          6,220            6,263
Raw materials                                                           14,027           10,248
                                                                       -------          -------
                                                                       $55,530          $56,134
                                                                       =======          =======

NOTE 9--LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt consisted of the following at March 31, 2000 and June 30, 1999:

                                                                                      March 31,         June 30,
                                                                                         2000             1999
                                                                                      ---------        ---------
                                                                                            (in thousands)

Senior term notes, tranche A                                                          $  35,000        $       -
Senior term notes, tranche B                                                            100,000                -
Senior notes                                                                                  -           16,000
Revolving credit agreement                                                                    -                -
Industrial revenue bonds                                                                 10,000           10,000
Senior subordinated notes--face value of $100.0 million
   discounted at 98.06% and net of $3.5 million original issue discount arising from issuance of warrants to buy common and
   Series B junior preferred stock                                                       94,638                -
Senior note--face value of $15.0 million, net
   of $3.5 million original issue discount arising from issuance of warrants to
   buy common and Series B junior preferred stock                                        11,552                -
                                                                                      ---------        ---------

Total debt                                                                              251,190           26,000
Less current maturities                                                                  (3,000)          (4,000)
                                                                                      ---------        ---------
                                                                                      $ 248,190        $  22,000
                                                                                      =========        =========

         SENIOR SECURED CRIDIT FACILITY. O'Sullivan Industries, Inc., O'Sullivan's operating subsidiary, is the obligor under a senior secured credit facility totaling $175.0 million and $100.0 million of senior subordinated notes. O'Sullivan Industries - Virginia, Inc., a subsidiary of O'Sullivan Industries, Inc., is the obligor for $10.0 million of variable rate industrial revenue bonds. O'Sullivan Industries Holdings, Inc. is the obligor for the $15.0 million senior note.

         The senior secured credit facility is comprised of the following:

                  - a $35.0 million term loan facility payable in 23 quarterly installments beginning March 31, 2000. The first four installments will total $500,000 per quarter followed by eight quarterly installments of $750,000. The final 11 payments will range from $1,250,000 to $4,000,000.
                  - a $100.0 million term loan facility repayable in 26 quarterly installments beginning March 31, 2001. The first 20 installment payments will total $250,000 per quarter, followed by four quarterly payments of $8.75 million per quarter and two final payments of $30.0 million per quarter.
                  - a $40.0 million revolving credit facility due November 30, 2005, which includes a $15.0 million letter of credit subfacility and a $5.0 million swing line subfacility. At March 31, 2000 the Company had no borrowings outstanding on the credit facility and approximately $12.8 million of letters of credit outstanding.

         O'Sullivan's obligations under the senior secured facility are secured by first priority liens and security interest in the stock of O'Sullivan Industries, Inc. and O'Sullivan Industries - Virginia, Inc. and substantially all of the assets of O'Sullivan Industries, Inc. and O'Sullivan Industries - Virginia, Inc.

         At O'Sullivan's option, borrowings under the senior secured credit facility accrue interest at varying rates based on (a) a Eurodollar rate plus an applicable margin or (b) an applicable margin plus the highest of a bank's prime rate, the federal funds effective rate plus 0.5% or three-month certificates of deposit secondary market rates as adjusted for statutory reserves plus 1.0%. Until June 30, 2000, the applicable margins for the $35.0 million term loan and the revolving credit facility are fixed at 3.25% for Eurodollar loans and 2.25% for base rate loans. After June 30, 2000, the applicable margins vary based upon O'Sullivan Industries, Inc.'s leverage ratio. The applicable margins for the $100.0 million term loan are 3.75% for Eurodollar loans and 2.75% for base rate loans for the life of the loan. O'Sullivan also pays a quarterly fee equal to 0.5% per annum of the unused commitment under the senior secured credit facility. The weighted average interest rate at March 31, 2000 was approximately 11.8%.

         O'Sullivan is subject to various covenants associated with the $175.0 million senior secured credit facility such as leverage and coverage ratios and other customary covenants. These covenants limited our additional borrowing capacity at March 31, 2000 to $27.2 million under the senior credit facilities of which $2.2 million can be used for letters of credit. In addition, O'Sullivan has certain restrictions on its ability to incur additional debt, make capital expenditures, pay dividends, sell its assets, issue securities, engage in acquisitions, and other restrictions. At March 31, 2000, O'Sullivan was in compliance with all debt covenants.

         SENIOR SUBORDINATED NOTES. The senior subordinated notes totaling $100.0 million bear interest at the rate of 13.375% per annum and are due in 2009. Interest is payable semiannually on April 15 and October 15. The senior subordinated notes contain various covenants including restrictions on additional indebtedness based upon EBITDA coverage. In connection with these notes, O'Sullivan issued warrants to purchase 93,273 shares of O'Sullivan common stock at an exercise price of $0.01 per shares and 39,273 shares of O'Sullivan's Series B junior preferred stock at an exercise price of $0.01 per share. The warrants were recorded at their fair value of $3.5 million.

         SENIOR NOTE. The $15.0 million senior note bears interest at the rate of 12.0% per annum and is due in 2009. In connection with this note, O'Sullivan issued warrants to purchase 93,273 shares of O'Sullivan's common stock at an exercise price of $0.01 per share and 39,273 shares of O'Sullivan's Series B junior preferred stock at an exercise price of $0.01 per share. O'Sullivan assigned a value of $3.5 million to the warrants.

         The original issue discount and the warrants are amortized over the life of the notes using the effective interest rate method. Expenses related to the issuance of the debt financing were approximately $13.0 million and have been capitalized as other assets. Of this amount, $1.0 million was paid to BRS.

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

         O'Sullivan entered into a management services agreement with BRS for strategic and financial advisory services on November 30, 1999. The annual fee for these services is the greater of (a) 1% of O'Sullivan's consolidated earnings before interest, taxes, depreciation, and amortization or (b) $300,000. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year under the senior credit facility agreement. The accrued management fee on March 31, 2000 was $220,000. The liability is included in accounts payable in the accompanying consolidated balance sheet with the expense included in selling, marketing and administrative expense in the accompanying consolidated statement of operations.

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

         At March 31, 2000, O'Sullivan held notes receivable with a balance of approximately $285,000 from employees of O'Sullivan. O'Sullivan loaned the employees money to purchase common stock and series B junior preferred stock of O'Sullivan in the merger. The notes bear interest at the rate of 9.0% per annum and mature on November 30, 2009, or earlier if there is a change of control. The receivable is recorded on the balance sheet as a reduction to stockholders' equity.

NOTE 11--COMMITMENTS AND CONTINGENCIES

TANDY LITIGATION

         On June 29, 1999, Tandy Corporation filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. The complaint relates to a potential reduction in O'Sullivan's tax benefit payments to Tandy that would result from increased interest expense after the completion of the merger and certain expenses incurred to consummate the merger. Tandy claims that this reduction would violate the tax sharing and tax reimbursement agreement. The complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax-sharing payments to Tandy as if the merger had not occurred.

         On September 9, 1999, Tandy filed a motion for summary judgment in its lawsuit against O'Sullivan. The motion argued that Tandy was entitled to a court order requiring O'Sullivan to commence dispute resolution procedures under the tax sharing agreement. Because O'Sullivan had made all payments required under the tax sharing agreement and because no merger had occurred, O'Sullivan believed that Tandy's lawsuit was premature since there could not be a dispute under the tax sharing agreement with respect to the increased interest resulting from the merger before the merger was completed. Alternatively, Tandy argued that it was entitled to a court order preventing O'Sullivan from deducting the interest expense related to the merger from O'Sullivan's tax-sharing payments to Tandy.

         On October 8, 1999, the District Court ruled on Tandy's motion for summary judgment. It found that the dispute resolution provision of the tax sharing agreement was triggered, and ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by Tandy. Pursuant to the dispute resolution provisions, Tandy and O'Sullivan representatives have discussed the issues in the dispute but did not reach a resolution. Arbitrators have been selected to resolve the dispute, and the parties have submitted initial position statements to the arbitrators.

          For the nine months ended March 31, 2000, O'Sullivan paid Tandy $2.5 million under the agreement. If the arbitration ruling is in Tandy's favor, O'Sullivan's payments would be substantially higher; the amount would depend on O'Sullivan's taxable income. Based on current estimates, O'Sullivan's payments to Tandy would be approximately $5.5 million greater than it currently anticipates for fiscal years 2000 and 2001 combined if the arbitration ruling were in Tandy's favor. O'Sullivan believes that Tandy's position is without merit and intends to defend itself vigorously.

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

NOTE 12 -- COMPREHENSIVE INCOME

         Comprehensive income for the nine months ended March 31, 1999 was $16.1 million.

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

RESULTS OF OPERATIONS

         Net Sales. Net sales for the quarter ended March 31, 2000 increased by $8.2 million, or 7.6%, to $116.7 million, up from $108.5 million for the quarter ended March 31, 1999. For the nine-month period ended March 31, 2000, sales increased $35.7 million, or 12.1%, to $329.7 million from $294.0 million. During the quarter, sales decreases in the discount mass merchant channel were offset by strong increases in the office superstore, home improvement and specialty retailer channels. For the nine-month period, sales increases in the office superstore, home-improvement and speciality retailer channels more than offset sales decreases in the catalog showroom channel. For both the quarter and the nine-month period ended March 31, 2000, sales increased principally due to higher unit volume and slightly higher average sales prices.

         In March 1999, Service Merchandise Co., one of our largest customers, filed for bankruptcy protection under Chapter 11. We are currently shipping to Service Merchandise while it operates under Chapter 11 bankruptcy protection, which gives certain priority claims to vendors in the event of liquidation. On February 22, 2000, Service Merchandise announced that as a part of its bankruptcy reorganization plan, it would no longer sell a number of product lines, including indoor furniture. Service Merchandise, however has informed us that it plans to continue to sell kitchen furniture. We expect this decision will substantially reduce or eliminate our sales to Service Merchandise in fiscal 2001 and thereafter. In fiscal year 1999, our sales to Service Merchandise were about 7% of our gross annual sales. For the first three quarters of fiscal 2000, sales to Service Merchandise were about 5% of our gross sales.

         Gross Profit. Gross profit increased to $34.0 million, or 29.1% of sales, for the three month period ended March 31, 2000, from $32.8 million, or 30.2% of sales, for the comparable prior year quarter. For the nine months ended March 31, 2000, gross profit increased to $97.5 million, or 29.6% of sales, from $85.8 million, or 29.2% of sales. The increase in gross profit dollars was primarily from increased sales volume and greater overhead absorption offset by higher material costs, due primarily for particleboard prices, during the quarter. For the nine-month period ended March 31, 2000, higher sales volume, greater overhead absorption and increased productivity offset increased material costs. During the prior year, we incurred higher labor and overhead costs associated with the implementation of new manufacturing equipment and related adaption of manufacturing processes.

         In the fourth quarter of fiscal 1999, certain key commodity suppliers announced price increases. We were able to minimize the effect of initial increases during the first quarter of fiscal 2000 through our value analysis program and productivity gains in manufacturing. Additional price increases became effective during the second quarter and third quarter of fiscal 2000 and others will become effective during the fourth quarter. We were able to partially offset the effect of these price increases through the programs mentioned above combined with increased operating leverage from higher sales levels. We currently estimate these increases will reduce our budgeted gross margin by approximately $1.0 million during the last three months of fiscal 2000. We believe that we can continue to partially offset the effect of such increases through the programs mentioned above and through the eventual inclusion of the higher costs in the selling price of our products. However, there can be no assurance that we will be successful in offsetting these or future potential price increases.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $21.4 million or 18.4% of sales, for the three month period ended March 31, 2000, from $20.2 million, or 18.6% of sales, for the quarter ended March 31, 1999. For the nine-month period ended March 31, 2000, selling, marketing and administrative expenses increased $6.3 million, to $64.6 million from $58.2 million in fiscal 1999. The majority of the dollar increase in selling, marketing and administrative expenses for both the quarter and the nine-month period was due to higher promotional costs and increased sales levels. Bad debt expense was lower this quarter because of the expense associated with the Chapter 11 bankruptcy filing of Service Merchandise during the March 31, 1999 quarter.

         Merger Related and Other Special Charges. O'Sullivan expensed merger related costs as incurred in connection with the recently completed merger. Merger related costs, consisting of investment banking, legal, accounting, printing and other services, totaled $10.9 million for the nine-month period ended March 31, 2000. Included in these costs was a payment to BRS of $3.1 million. The merger related expenses and the fee paid BRS have been included as separate line items in the accompanying consolidated statement of operations. For the nine months ended March 31, 2000, O'Sullivan incurred compensation expense in connection with stock options related to the merger of $10.6 million. Additionally, for the nine month period, we incurred a charge of $408,000 for the settlement of an interest rate swap agreement entered into in fiscal 1997. Both the compensation expense from stock options and the loss on the settlement of the interest rate swap have been included as separate line items in the accompanying consolidated statement of operations. In total, the merger related and other special charges were $21.9 million for the nine months ended March 31, 2000.

         Depreciation and Amortization. Depreciation and amortization expenses increased $1.1 million to $4.7 million in the quarter ended March 31, 2000, from $3.6 million in the three months ended March 31, 1999. For the nine months ended March 31, 2000, depreciation and amortization expenses increased $1.6 million or 15.6% to $12.0 million from $10.4 million. The increase in depreciation and amortization expense was due primarily to amortization of prepaid loan fees associated with the financing of the merger and capital expenditures of approximately $10.2 million during the past 12 months. The expenditures were made to replace and upgrade existing equipment and to increase manufacturing capacity, primarily at the Cedar City and Lamar locations.

         Operating Income. Operating income, including merger related and other one-time charges, decreased $108,000 to $12.5 million in the quarter ended March 31, 2000, from $12.7 million in the three months ended March 31, 1999. Operating income, including merger related and other special charges, decreased $16.5 million from $27.6 million in the first nine months of fiscal 1999 to $11.1 million during the nine-month period ended March 31, 2000.

         During the quarter ended March 31, 2000, higher material and promotional costs offset increased sales volume and greater overhead absorption. The decrease during the nine-month period was due to the merger related and other special charges, totaling $22.0 million, incurred during the period.

         Excluding merger related and other one-time charges, operating income was virtually unchanged at $12.5 million and $12.7 million for the third quarter of fiscal 2000 and fiscal 1999, respectively. For the nine month period ended March 31, 2000 operating income, excluding merger related and other special charges, increased $5.4 million or 19.6% to $33.0 million from $27.6 million in the comparable prior year period.

         Net Interest Expense. Net interest expense increased significantly for both the quarter and nine months ended March 31, 2000 when compared to the same periods in the prior fiscal year. Net interest expense increased from $0.6 million to $7.7 million during the quarter and from $2.3 million to $11.0 million during the nine-month period. The interest expense increased due to the higher level of borrowings associated with the financing of the merger. The merger closed on November 30, 1999, so only four months of increased expense is reflected in the year to date results.

         Extraordinary Item. O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee has been recognized an extraordinary loss of $305,000, net of the related tax benefit.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $167,000 to $16.5 million for the quarter ended March 31, 2000 from $16.3 million for the prior year quarter. For the nine months ended March 31, 2000, EBITDA decreased $15.6 million to $22.4 million from $37.9 million for the comparable period a year ago. EBITDA decreased primarily due to the merger related costs ($7.8 million pre-tax), transaction fees to related party ($3.1 million pre-tax) compensation expenses associated with stock options ($10.6 million pre-tax) and the loss on the termination of the interest rate swap ($0.4 million pre-tax) incurred due to the merger.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facilities and the notes, payments to Tandy and to provide for working capital and capital expenditures.

         Working Capital. As of March 31, 2000, we had cash and cash equivalents of $14.8 million. Net working capital was $96.5 million at March 31, 2000 compared to $85.0 million at March 31, 1999. Working capital increased from last year primarily because of the increased cash balance and higher inventory levels decreased by lower trade receivables due to changes in payment terms with certain customers.

         Operating Activities. Net cash provided by operating activities for the nine months ended March 31, 2000, was $22.8 million compared to $14.6 million for the nine months ended March 31, 1999. The increase of $8.2 million in cash flows from operations was due to less cash needed to finance receivables and inventories plus more cash generated by increases in accounts payable, accrued liabilities and income taxes payable, when compared to the prior year. Partially offsetting these items was less cash generated by net income because of merger-related expenses and the transaction fee to a related party.

         Investing Activities. We invested $7.7 million for capital expenditures for the nine months ended March 31, 2000 compared to $13.3 million for the prior year nine-month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $8.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facilities.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at March 31, 2000 was $260.0 million, consisting of:

         - $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.06% providing $98.1 million in cash proceeds before expenses related to the issuance.

         - $135.0 million in senior secured credit facilities consisting of a six year $35.0 million term loan, a seven and one-half year $100.0 million term loan and a $40.0 million revolving line of credit, currently with no borrowings. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $12.8 million.

         -        $10.0 million in variable rate industrial revenue bonds, and

         - $15.0 million in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million.

         Expenses related to the issuance of debt financing were approximately $13.0 million. The credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock.

         From time to time we may use derivative financial instruments to reduce interest rate risks. We do not hold or issue derivative financial instruments for trading purposes. During fiscal 1997, we entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million. The effective date of the agreement was October 1, 1998, and the termination date was October 1, 2008. We contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. On November 30, 1999, we terminated this swap, incurring a loss of $408,000, as part of the merger and recapitalization.

         As required under the new senior credit facilities, we hedged one-half of our term loans with an initial notational amount of $67.5 million with a costless interest rate collar. The collar is based on 3 month LIBOR with a floor of 6.43% and a ceiling of 8.75%.

         We repaid our private placement notes with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee is recorded as a $305,000 extraordinary item, net of taxes.

         Tax Sharing Agreement. For the nine months ended March 31, 1999, O'Sullivan paid Tandy Corporation $2.5 million pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. The effect of the merger upon our payments to Tandy under this agreement is the subject of an arbitration proceeding. See Note 11 to the financial statements included in this report. If the ruling in the arbitration proceeding is in Tandy's favor, our payments under the tax sharing agreement would be substantially higher; the amount would depend on our taxable income. Based on current estimates, our payments to Tandy would be approximately $5.5 million greater than we currently anticipate for fiscal years 2000 and 2001 combined if the arbitration ruling were in Tandy's favor.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. We do not hold or issue derivative instruments for trading purposes, and we have no material sensitivity to changes in prices on our derivative financial instrument positions.

         We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. Interest rate swaps or collars may be used to adjust interest rate exposures when appropriate based on market conditions. For qualifying hedges, the interest differential of swaps or collars is included in interest expense. We believe that our foreign exchange risk is not material.

         Due to the nature of our product lines, O'Sullivan has material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard, glass and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect the after-tax earnings of O'Sullivan by approximately $700,000 annually.

         As noted above, in fiscal 2000 we have encountered price increases in certain commodities, which increases are expected to reduce our budgeted gross margin by about $1.0 million during the last three months of fiscal 2000. We cannot guarantee that there will not be further price increases in these or other commodities.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On June 29, 1999, Tandy Corporation filed a complaint against us in the District Court of Texas in Tarrant County. Tandy's complaint sought a court order compelling us to submit to a dispute resolution process in connection with the Tax Sharing and Tax Reimbursement Agreement between us. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make its tax-sharing payments to Tandy as if the merger had not occurred.

         On October 8, 1999, the District Court ruled on Tandy's motion for summary judgment. It found that the dispute resolution provision of the tax sharing agreement was triggered, and ordered that we begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by Tandy. The arbitrators to hear the dispute have been selected, and the initial position statements have been filed with the arbitrators.

         We believe that Tandy's position is without merit and intend to defend ourselves vigorously. If Tandy were to prevail, our increased interest expense following the merger and certain expenses incurred to consummate the merger would not be taken into account in determining our annual payments to Tandy. For example, based on current estimates, our payments to Tandy would be approximately $5.5 million greater than we currently anticipate for fiscal years 2000 and 2001 combined. However, if our earnings are significantly less than current estimates, then the difference between the amount we believe we would owe to Tandy and the amount Tandy believes we would owe under the tax sharing agreement would be significantly greater. If necessary, we would fund these increased payment obligations from cash flow from operations, borrowing under the revolving line of credit or other sources of capital, if available.

ITEM 5.  OTHER INFORMATION.

FORWARD LOOKING STATEMENTS.

         Cautionary Statement Regarding Forward Looking Information.

         Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation report, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe,""would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

         - significant indebtedness that may limit our financial and operational flexibility;
         - changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise;
         - pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of our ability to supply product;
         - raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995 and has occurred to a lesser extent this year;
         -  transportation cost increases;
         - loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the liquidation of Best Products in 1996 and is expected to occur with the reorganization of Service Merchandise Co., Inc.;
         - actions of current or new competitors that increase competition with our products or prices;
         - the consolidation of manufacturers in the ready-to-assemble furniture industry;
         -  increased advertising costs associated with promotional efforts;
         -  increased interest rates;
         - pending or new litigation or governmental regulations such as the pending litigation involving Tandy;

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



                                   O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date: May 11, 2000              By:     /s/ Richard D. Davidson
                                   --------------------------------------------
                                           Richard D. Davidson
                                              President and
                                         Chief Executive Officer



Date: May 11, 2000              By:            /s/ Phillip J. Pacey
                                   --------------------------------------------
                                                   Phillip J. Pacey
                                              Senior Vice President and
                                                Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit No.                                 Description                                         Page
   2.1              Amended and Restated Agreement and Plan of Merger, dated as of October 18, 1999, between O'Sullivan Industries Holdings,
                    Inc. and OSI Acquisition, Inc. (incorporated by reference
                    from Appendix A to Proxy Statement/Prospectus included in
                    Amendment No. 5 to Registration Statement on Form S-4 (File
                    No. 333-81631))


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


  4.4               Indenture dated as of November 30, 1999, by O'Sullivan
                    Industries, Inc., as Issuer, O'Sullivan Industries -
                    Virginia, Inc., as Guarantor, and Norwest Bank Minnesota,
                    National Association, as Trustee, relating to O'Sullivan
                    Industries, Inc.'s $100,000,000 principal amount of 13.375% senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

   4.5              Warrant Agreement dated as of November 30, 1999 between
                    O'Sullivan Industries Holdings, Inc. and Norwest Bank
                    Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 39,273 shares of O'Sullivan
                    Industries Holdings, Inc. series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No.
                    0-28493))

   4.6              Warrant Agreement dated as of November 30, 1999 between
                    O'Sullivan Industries Holdings, Inc. and Norwest Bank
                    Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan
                    Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit
                    4.6 to Quarterly Report on Form 10-Q for the quarter ended
                    December 31, 1999 (File No. 0-28493))


   4.7              Amended and Restated Warrant Agreement dated as of January
                    31, 2000 between O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended December
                    31, 1999 (File No. 0-28493))



    4.8             Amended and Restated Warrant Agreement dated as of January
                    31, 2000 between O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No.
                    0-28493))

    10.1            Debt Registration Rights Agreement dated as of November 30,
                    1999 by and among O'Sullivan Industries, Inc., Lehman
                    Brothers and O'Sullivan Industries - Virginia, Inc. as guarantor (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4 (File No.
                    333-31282))

    10.2 Stock Purchase Agreement dated as of November 30, 1999 by and among Bruckmann, Rosser, Sherrill & Co. II, L.P. and the individuals whose names appear on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-4 (No.
                    333-31282)

    10.3 Unit Agreement dated as of November 30, 1999 by and among O'Sullivan Industries, Inc., O'Sullivan Industries
                    Holdings, Inc., O'Sullivan Industries - Virginia Inc. and
                    Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-31282))

    10.4            Deed of Trust, Assignment of Leases and Rents, Security
                    Agreement and Fixture Filing, dated as of November 30, 1999 from O'Sullivan Industries Holdings, Inc. to the trustee named therein for the benefit of Lehman Brothers, Lehman
                    Commercial Paper, Inc. and the several lenders and financial institutions which become parties thereto from time to time
                    (incorporated by reference to Exhibit 10.5 to Registration
                    Statement on Form S-4 (File No. 333-31282))

     10.5           Guarantee and Collateral Agreement dated as of November 30,
                    1999 by and among O'Sullivan Industries, Inc., O'Sullivan
                    Industries Holdings, Inc., O'Sullivan Industries - Virginia,
                    Inc. and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.6 to Registration Statement on Form
                    S-4 (File No. 333-31282))

      10.6          Intellectual Property Security Agreement dated as of
                    November 30, 1999 by and among O'Sullivan Industries, Inc.
                    and Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4 (File
                    No. 333-31282))


      10.7          Intercompany Subordinated Demand Promissory Note dated as of
                    November 30, 1999 by and among O'Sullivan Industries, Inc.
                    and O'Sullivan Industries - Virginia, Inc. (incorporated by reference from Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-31282))


      10.8          Subscription Agreement dated November 30, 1999 by and among
                    OSI Acquisition, Inc., Bruckmann, Rosser, Sherrill & Co. II,
                    L.P. and the individuals whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.10 to Registration Statement on Form S-4 (File
                    No. 333-31282))

      10.9          O'Sullivan Industries Holdings, Inc. Common Stock Option
                    Plan (incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-31282))

      10.10         Agreement and Acknowledgment of Optionee dated November 30,
                    1999 by and among O'Sullivan Industries Holdings, Inc. and each of the individuals who executed an individual signature page thereto (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-31282))

      10.11         Second Amendment to the O'Sullivan Industries Holdings, Inc.
                    Deferred Compensation Plan (incorporated by reference to
                    Exhibit 10.20b to Registration Statement on Form S-4 (File
                    No. 333-31282))

       27           Financial Data Schedule...................................22


         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.