Form 10-K405
period 2000-06-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2000-09-28
CIK 915354

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)
         |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000
                                       OR

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


                 None
Securities registered pursuant to Section 12(g) of the Act:

Senior Preferred Stock, par value $0.01 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         As of September 15, 2000, 1,368,000 shares of common stock of O'Sullivan Industries Holdings, Inc. were outstanding. The aggregate market value of the voting stock held by non-affiliates of O'Sullivan Industries Holdings, Inc. can not be calculated because this stock is not traded.

================================================================================

                    The Index to Exhibits begins on page 58.

                                     PART I

ITEM 1.           BUSINESS.

HISTORY AND OVERVIEW

         O'Sullivan Industries Holdings, Inc., a Delaware corporation, is a leading designer, manufacturer and distributer of ready-to-assemble furniture in the United States. O'Sullivan was incorporated in November 1993 and acquired O'Sullivan Industries, Inc. in February 1994, immediately prior to the sale of O'Sullivan Holdings' common stock in a public offering by TE Electronics Inc., a subsidiary of Tandy Corporation. Prior to the public offering, O'Sullivan Industries, Inc. operated as a wholly owned subsidiary of TE. Subsequent to the public offering, neither Tandy nor TE has had any continuing ownership interest in O'Sullivan. O'Sullivan Industries Holdings, Inc. is a holding company with no material operations. It owns all the capital stock of O'Sullivan Industries, Inc., a Delaware Corporation. O'Sullivan Industries, Inc. owns all of the capital stock of O'Sullivan Industries - Virginia, Inc., a Virginia corporation. O'Sullivan Holdings is dependent on O'Sullivan Industries, Inc., to fund the interest cost on $15.0 million of debt and dividends on mandatorily redeemable senior preferred stock (liquidation value plus accumulated dividends of $26.4 million at June 30, 2000).

         References to the words "O'Sullivan," "we," "our," and "us" refer to O'Sullivan Industries Holdings, Inc., and its subsidiaries. References to "O'Sullivan Holdings" refer to O'Sullivan Industries Holdings, Inc. only. References to "O'Sullivan Industries" refer to O'Sullivan Industries, Inc. and its subsidiaries. References to O'Sullivan Industries - Virginia refer to O'Sullivan Industries - Virginia, Inc.

         O'Sullivan owns manufacturing, warehouse and distribution facilities in Lamar, Missouri, South Boston, Virginia and Cedar City, Utah. O'Sullivan commenced operations at the Lamar, Missouri plant in 1965, and the South Boston, Virginia facility became operational in 1989. O'Sullivan phased in production at the Cedar City, Utah facility in the spring of 1995.

         O'Sullivan engages in one industry segment: the design, manufacture and sale of RTA furniture.

The Recent Recapitalization and Merger

         On May 17, 1999, O'Sullivan Holdings entered into an agreement and plan of merger with OSI Acquisition, Inc., a company formed by principals of Bruckmann, Rosser, Sherrill & Co., LLC ("BRS"), a private equity firm. Under the merger agreement, as amended, OSI was merged with and into O'Sullivan Holdings on November 30, 1999, with O'Sullivan Holdings as the surviving corporation. OSI did not survive the merger. Thirty-four members of our management and an affiliate of a former director participated with BRS in the recapitalization and merger of O'Sullivan Holdings. Management and the affiliate of a former director owned a total of 27.1% of the outstanding common stock of O'Sullivan Holdings at June 30, 2000. Affiliates of BRS own the balance.

         Each share of outstanding common stock of O'Sullivan Holdings was exchanged for $16.75 in cash and one share of senior preferred stock with an initial liquidation value of $1.50 per share. Some of the shares of O'Sullivan common stock, options and cash held by the management participants in the recapitalization and merger were exchanged for 371,400 shares of common stock, 72,748 shares of Series B junior preferred stock and options to acquire 60,319 shares of Series A junior preferred stock of the surviving company.

         The total amount of funds necessary to fund the recapitalization and merger and related transactions was approximately $357.0 million. These funds came primarily from the following sources:

         - an equity investment by an affiliate of BRS of approximately $45.3 million in cash in the common stock and Series B junior preferred stock of O'Sullivan Holdings;

         - an equity investment in O'Sullivan Holdings by the management participants in the recapitalization and merger in the amount of approximately $13.7 million. This investment consisted of the exchange by the management participants of common stock of O'Sullivan Holdings with a value of $6.9 million, options to acquire common stock of O'Sullivan Holdings with an intrinsic value of $6.1 million and cash of $0.7 million for shares of common stock, shares of Series B junior preferred stock and options to acquire shares of Series A junior preferred stock, each of O'Sullivan Holdings;

         - the issuance by O'Sullivan Holdings of senior preferred stock with a total liquidation value of $24.6 million to the existing stockholders of O'Sullivan Holdings;

         - the issuance by O'Sullivan Holdings of a $15.0 million senior note and warrants exercisable in aggregate into 6.0% of O'Sullivan Holdings common stock and 6.0% of O'Sullivan Holdings junior preferred stock on a fully diluted basis as of the date of the issuance of the warrants;

         - the issuance by O'Sullivan Industries of $100.0 million of senior subordinated notes together with warrants issued by O'Sullivan Holdings exercisable in aggregate into 6.0% of O'Sullivan Holdings common stock and 6.0% of O'Sullivan Holdings junior preferred stock on a fully diluted basis as of the date of issuance of the warrants;

        - borrowings by O'Sullivan Industries totaling approximately $139.0 million under the senior credit facilities; and

        -         $9.4 million of cash from O'Sullivan Industries.

         In addition, $10.0 million of variable rate industrial revenue bonds remain outstanding following the recapitalization transactions.

         The recapitalization and merger was approved by the board of directors of O'Sullivan Holdings, the board of directors of OSI Acquisition, Inc. and a majority of the stockholders of O'Sullivan Holdings. We have accounted for the merger under recapitalization accounting. Under this method, the historical basis of our assets and liabilities were not affected.

THE RTA FURNITURE SEGMENT

         We are a leading designer, manufacturer and distributer of ready-to-assemble furniture products, with over 45 years of experience. We sell primarily to the rapidly growing home office and home entertainment markets. We manufacture approximately 450 stock keeping units of ready-to-assemble furniture at retail price points from $20 to $999. Our product offerings include ready-to-assemble desks, computer workcenters, home entertainment centers, audio equipment racks, pantries and microwave oven carts. We also manufacture a variety of other ready-to-assemble furniture for home office, home entertainment, bedroom and other home uses. We design our products to provide high quality, value and ease of assembly by the consumer using straight-forward, diagramed instructions. For the fiscal year ended June 30, 2000, we had net sales of $423.4 million, EBITDA of $36.2 million and a net loss of $3.2 million. At June 30, 2000, our assets totaled $296.1 million. For additional information regarding our sales, operating profits and assets, see the financial statements included in Part II, Item 8 of this report, "Financial Statements and Supplementary Data."

         We distribute our products primarily through office superstores, including OfficeMax, Office Depot and Staples, discount mass merchants, including Wal-Mart, Target and Kmart and home centers such as Lowe's, as well as through other retail channels. We own three modern manufacturing facilities totaling over 2.1 million square feet that are strategically located across the United States. This network of manufacturing facilities positions us closer to our customers and reduces freight costs. Freight costs represent a significant portion of total product cost.

         The $3.6 billion (at retail) ready-to-assemble segment of the North American furniture market grew at a compound annual growth rate of about 8.75% from 1992 through 1999, according to Furniture Today. This was significantly faster than the compound annual growth rate of the roughly $61 billion domestic residential furniture market from 1992 to 1999. The market for residential furniture, which includes upholstered furniture and wood furniture shipped fully assembled by the manufacturer, is influenced by a variety of factors, including home sales, housing starts and general economic conditions. We believe the faster growth of ready-to-assemble furniture products is the result of changes in the needs of consumers, changes in retail distribution channels and improvements in product quality.

   - CHANGES IN THE NEEDS OF CONSUMERS. Consumer demand for personal computers, which has been strong in part due to the rapid growth of the Internet, and for larger screen televisions and related equipment has driven the demand for more sophisticated ready-to-assemble home office and home entertainment furniture. We expect the demand for these product to continue as the number of households owning personal computers, home theaters and other audio and video equipment expands.

   - CHANGES IN RETAIL DISTRIBUTION CHANNELS. Office superstores and discount mass merchants have altered the way many products are sold in the United States. The ready-to-assemble furniture segment has been positively impacted by the rapid growth and increased market share of these retailers. These distribution channels accounted for over 50% of the domestic sales of ready-to-assemble furniture in 1999.

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

COMPETITIVE STRENGTHS

         We believe that we are able to compete effectively due to the following strengths:

         Leading market share position. We believe we are the second largest North American ready-to-assemble furniture manufacturer in terms of domestic sales. We estimate our share of the ready-to-assemble furniture market in calendar 1999 was approximately 16%. Many of our largest customers, including office superstores and discount mass merchants, have substantial purchasing requirements across the country. We are able to satisfy these requirements because of our large manufacturing capacity and our innovative, high quality products.

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

         Well-established customer relationships. We have well established relationships with many of the largest retailers of ready-to-assemble furniture in the United States. These include office superstores like OfficeMax, Office Depot and Staples. They also include national discount mass merchants, like Wal-Mart, Target and Kmart. We have also established relationships with leading electronic superstores like Best Buy and Circuit City and with home centers such as Lowe's. We believe we have a long history as a trusted vendor and have earned a reputation for product quality and innovation, customer responsiveness and manufacturing flexibility.

         Recent capacity expansion and system upgrades position us for growth. In 1998, we completed a $20 million capacity expansion program in our Virginia plant. This expansion increased our total manufacturing capacity by approximately 15%. Another plant expansion is under construction in Virginia. We also recently completed a $13 million manufacturing equipment upgrade in our Missouri plant. In addition, we have upgraded our management information systems. This upgrade included a corporate-wide conversion to JD Edwards software. We also installed new point-of-sale analytical software that allows our sales force to better analyze sales trends and consumer preferences. In addition, we installed Pro-engineering, a computer-aided design software package. This software enhances our product design capabilities and reduces the time before newly conceived products reach the market.

         Low cost, geographically diversified manufacturing operations. We believe that we are a low-cost ready- to-assemble furniture producer due to our large scale, modern facilities and efficient manufacturing processes.

We are the only major ready-to-assemble furniture manufacturer with a plant in each of the eastern, central and western regions of the United States. Further, we are the only major manufacturer with a manufacturing facility in the western United States. This allows our plants to receive particleboard and fiberboard from the manufacturers located nearest to them. Our network of manufacturing facilities positions us closer to our customers. It also reduces shipping costs, which represent a significant proportion of product cost.

         Experienced management team with significant equity ownership. Our senior management team has extensive experience in the ready-to-assemble segment of the furniture industry. Our ten officers have been with us for an average of over 16 years. In addition, we have broadened our management's expertise by hiring executives from other leading manufacturers. Management participants in the recapitalization invested a total of $13.2 million. This retained equity includes an interest of approximately 27.1% in the outstanding common stock of O'Sullivan Holdings. As a result of their substantial equity interest, we believe the management participants in the recapitalization have a significant incentive to continue to increase our sales and profitability.

GROWTH STRATEGY

         Sales of ready-to-assemble furniture, although expanding more rapidly than sales of traditional casegood furniture, still represent only about 6% of the overall domestic residential furniture market. As the quality of ready-to-assemble furniture continues to improve, and office superstores and discount mass merchants continue to expand, we expect ready-to-assemble furniture to gain additional market share. The key elements of our growth strategy are as follows:

         Continue to develop a broad range of innovative, high quality products. We are dedicated to offering a broad range of high quality products at a variety of retail prices. We believe that by maintaining a broad product line we can appeal to a greater number of consumers and penetrate a larger number of distribution channels. We seek to drive demand for our products and maintain profitability in an otherwise price-rigid environment by providing a steady supply of high quality product introductions. In fiscal year 2000, we introduced approximately 230 new products.

         Further penetrate existing and new, growing distribution channels. Sales to office superstores and discount mass merchants, our core distribution channels, have grown at a compound annual growth rate of 16% since fiscal year 1995 to over $300 million in fiscal year 2000. To increase sales to our existing customer base, we have developed several initiatives. These initiatives include dedicated product lines, enhanced customer service and tailored marketing programs. We have also focused on increasing sales to other growing distribution channels. These channels include electronic specialty retailers and home improvement centers.

         Lower production costs. Producing ready-to-assemble furniture cost effectively is vital to our competitive position. This belief was the premise for our recently completed capital expansion and management information systems upgrade. Our capital investments have increased our total manufacturing capacity. New equipment and employee training have also improved our inventory management, order fulfillment rates and production efficiency. In addition, our JD Edwards and Pro-engineering software implementations have improved our customer responsiveness and product design capability.

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

PRODUCT OVERVIEW

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

The following is a description of some of our products.

                PRODUCT                              DESCRIPTION                            KEY CUSTOMERS
                -------                              -----------                            -------------
Living Dimensions...................... Contemporary small office/home          OfficeMax, Office Depot, Best
                                        office and entertainment furniture.     Buy, Office World, Circuit City
                                        Upscale features include
                                        Armortop(R)laminates and
                                        Quickfit(TM)fastener system.

Xpressions(TM)......................... Generation X targeted home office       Wal-Mart, Circuit City, Meijer,
                                        and entertainment furniture             Ames, Staples, Montgomery Ward
                                        collection.  Features include mini-
                                        stereo system compatibility, lavish
                                        media storage and youthful high
                                        contrast, two-tone finish.
French Gardens......................... Country French style collection         OfficeMax, Shopko, Montgomery
                                        with antique Odessa Pine finish.        Ward
                                        Both home office and
                                        entertainment products.
Transitions............................ Contemporary small office/home          Best Buy, Lowe's, Montgomery
                                        office and entertainment furniture      Ward
                                        collection in a medium alder
                                        finish.
Diplomat............................... Modular home office/small office        Staples
                                        collection in snow maple and vivid
                                        beech finishes


PRODUCT DESIGN AND DEVELOPMENT

          We believe we are an industry leader in product quality and innovation. We are committed to the continuing development of unique furniture that meets consumer needs. With over 50% of our sales to the home office market, we believe we are recognized as one of the industry's premier producers of contemporary home office ready-to-assemble furniture. As evidence of our commitment to quality and innovation, in the past three years we introduced an average of over 150 products per year. In the ready-to-assemble furniture industry, a new product can be a variation in color or styling of an existing product. By providing a continuous supply of new product introductions, we are able to drive demand for our products, which we believe will allow us to maintain our profit margins in an otherwise price-rigid environment.

         We maintain an in-house product design staff that collaborates with our marketing personnel and customers to develop new products based on demographic and consumer information. The product design professionals then work with our engineering division to produce full-scale prototypes. The engineering staff uses computer-aided design Pro-engineering software, which provides the latest three-dimensional graphics capabilities. Pro-engineering software allows a design engineer to accelerate the time-to-completion for a new product design. This allows us to reduce the time for newly conceived products to reach the market. We then show our prototypes to our customers to gauge interest. If initial indications of product appeal are favorable, we usually can commence production within twelve weeks. We spent approximately $1,000,000, $800,000 and $900,000 on product design and development in fiscal years 2000, 1999 and 1998, respectively.

CUSTOMERS

           Ready-to-assemble furniture is sold through a broad array of distribution channels, including discount mass merchants, office superstores, electronic superstores, national department stores and home centers. While the ready-to-assemble segment historically has been dominated by discount mass merchants like Wal-Mart, Target and Kmart, office superstores have quickly become the second largest distribution channel. The office superstores are the fastest growing channel.

           We have a large market share position in both of the two major distribution channels and longstanding relationships with key customers. In fiscal year 2000, over 60% of our sales were made through the office superstore and discount mass merchant channels. In that same period, sales to OfficeMax accounted for about 22% of our gross sales, Office Depot accounted for about 18% of our gross sales and Wal-Mart accounted for 11% of our gross sales. Similar to other large ready-to-assemble furniture manufacturers, our sales are fairly concentrated.

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

         We sell our products throughout the United States and in Canada, Mexico, the United Kingdom and other countries. Export sales were $25.0 million, $26.5 million and $27.1 million in fiscal 2000, 1999 and 1998, respectively. In fiscal 2000 and 1999, international sales declined largely due to the strength of the dollar against the pound and lower sales to the Middle East. In fiscal 1998, international sales increased because of increased sales to the United Kingdom and the growth of international office superstores.

MANUFACTURING

         We operate three modern manufacturing facilities, which are described more fully below. They are located in Lamar, Missouri, South Boston, Virginia and Cedar City, Utah. In total, these facilities have over 2.1 million square feet.

   - Lamar, Missouri: Opened in 1965, this facility has about 1.1 million square feet. It is the largest of our three facilities and has the capability to produce our entire product offering. This facility also serves as our corporate headquarters.

   - South Boston, Virginia: Opened in 1989, our South Boston facility has been expanded to approximately 480,000 square feet. This includes a 100,000 square foot expansion in 1993 and an additional 30,000 square foot expansion in 1998. The South Boston facility has the capability to manufacture substantially all of our products. As a part of our expansion in 1998, we added a strip line, a laminator, a combi- former machine and a new wrap line to the facility. This facility is undergoing further expansion to increase its capacity.

   - Cedar City, Utah: This facility was opened in the spring of 1995. Our newest plant encompasses about 530,000 square feet. It has about 25% of the production capacity of our Lamar facility. We opened this facility in Utah to be closer to western customers and particleboard suppliers in order to reduce transportation costs.

         We have invested approximately $60.7 million in capital improvements to expand production capacity, increase manufacturing efficiency and install a new corporate-wide JD Edwards management information system since the beginning of fiscal year 1998. These efforts have provided significant production improvements, including:

   - Improved product styling and efficiency: We were one of the first ready-to-assemble furniture manufacturers to utilize combi-former machines. We installed our fourth combi-former machine in fiscal 2000. These machines provide a significant advantage in product styling by creating rounded and other curved edges on furniture parts.

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

         Because we purchase all of our raw materials from outside suppliers, we are subject to fluctuations in prices of raw materials. For example, our results of operations were significantly affected in fiscal year 2000 by higher particleboard, fiberboard and cartoning costs. Future increases in the price of raw materials could again affect our results of operations. See "Cautionary Statement Regarding Forward Looking Information and Risk Factors" in Item 7 of
Part II of this report.

COMPETITION

         The residential furniture market is very competitive and includes a large number of both domestic and foreign manufacturers. Our competitors include manufacturers of both ready-to-assemble and assembled furniture. Although a large number of companies manufacture ready-to-assemble furniture, the top five ready-to- assemble furniture manufacturers accounted for an estimated 76% of the domestic ready-to-assemble furniture market in 1999. Our top five competitors in terms of market share of the ready-to-assemble segment are Sauder Woodworking, Inc., Bush Industries, Inc., Dorel Industries, Inc., Mills Pride and Creative Interiors. Some of our competitors have greater sales volume and financial resources.

         We, along with some of our competitors, have continued to increase production capacity significantly as the market for ready-to-assemble furniture has grown. The current increases in production capacity could cause excess capacity and increased competition if anticipated sales increases do not materialize. This could adversely affect our margins and results of operations.

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

EMPLOYEES

         As of June 30, 2000, we had approximately 2,700 employees. Sixty-three percent of these employees are located in Lamar. None of our employees are represented by a labor union. We believe that we have good relations with our employees.

ENVIRONMENTAL AND SAFETY REGULATIONS

         Our operations are subject to extensive federal, state and local environmental laws, regulations and ordinances. Some of our operations require permits. These permits are subject to revocation, modification and renewal by governmental authorities.

         Governmental authorities have the power to enforce compliance with their regulations. Violators may be subject to fines, injunction or both. Compliance with these regulations has not in the past had a significant effect on our earnings, capital expenditures or competitive position. We anticipate increased federal and state environmental regulations affecting us as a manufacturer, particularly regarding emissions and the use of various materials in our production process. In particular, regulations to be issued under the Clean Air Act Amendments of 1990 could subject us to new standards regulating emissions of some air pollutants from our wood furniture manufacturing operations. We cannot at this time estimate the impact of these new standards on our operations, future capital expenditure requirements or the cost of compliance. We have applied for air emission permits under Title V of the Clean Air Act Amendments of 1990, and a draft of the permit is under review.

         Our manufacturing process creates by-products, including sawdust and particleboard flats. At the South Boston facility, this material is given to a recycler or disposed of in landfills. At the Lamar facility, the material has been sent to a recycler and off-site disposal sites. Wood by-products generated at the Cedar City facility are shipped to a local landfill. Our by-product disposal costs were approximately $1.9 million for fiscal 2000, $1.8 million for fiscal 1999 and $1.2 million for fiscal 1998.

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

ITEM 3.           LEGAL PROCEEDINGS.

         Prior to O'Sullivan Holdings' initial public offering in 1994, we were owned by Tandy Corporation. As part of the initial public offering, O'Sullivan Holdings entered into a tax sharing and tax benefit reimbursement agreement with Tandy. The structure of the public offering increased the basis in our assets for tax purposes. This basis increase reduces the amount of gain we recognize upon sales of our assets and increases our annual tax deductions for depreciation and amortization. This increase in deductions reduces the amount of income taxes that we pay. Under the tax sharing agreement, O'Sullivan Holdings agreed to pay Tandy nearly all of any benefit we receive from this reduction in our taxable income. Our taxable income is determined after taking into account all of our other deductible expenses. The annual payment to Tandy under the tax sharing agreement was $4.3 million for fiscal 2000, $9.7 million for fiscal 1999 and $11.7 million for fiscal 1998. This agreement will remain in effect until 2033. However, under the terms of the tax sharing agreement, O'Sullivan Holdings and Tandy are expected to negotiate a final payment and termination date of the agreement in 2009.

         Since the initial public offering, in determining the benefit payment to Tandy under the tax sharing agreement, we have deducted our interest expense. We are incurring a significant increase in interest expense associated with our higher debt levels in connection with the financing of the recapitalization and merger. We believe that this increased interest expense, and certain expenses incurred to consummate the recapitalization and merger, should be taken into account in determining the payments O'Sullivan Holdings is required to make to Tandy under the tax sharing agreement, and Tandy does not. Under the tax sharing agreement, disputes between the parties must be referred to the chief executive officers. If they are unable to resolve the dispute, it is to be resolved by a public accounting firm or a law firm reasonably satisfactory to Tandy and us.

         On June 29, 1999, Tandy filed a complaint against us in the District Court of Texas in Tarrant County. Tandy's complaint sought a court order compelling us to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger we must continue to make tax-sharing payments to Tandy as if the merger had not occurred. On September 9, 1999, Tandy filed a motion for summary judgment in its lawsuit against us. On October 8, 1999, Tandy's motion was denied, as was all other relief sought by Tandy, except that O'Sullivan Holdings was directed to commence dispute resolution procedures before an arbitrator, according to the terms of the tax sharing agreement. Arbitrators have been selected to hear the dispute, and discovery is in process. To support its motion for summary judgment, Tandy referred to a letter it received from its independent outside auditors, PricewaterhouseCoopers LLP. PricewaterhouseCoopers audits both Tandy's financial statements and our financial statements. The PricewaterhouseCoopers letter advised Tandy on how PricewaterhouseCoopers expected the tax sharing agreement would operate, if certain assumptions were valid. On its face, the letter made clear that it was not expressing an "opinion" on how the actual dispute between Tandy and O'Sullivan Holdings would in fact be resolved, and the letter addressed assumptions that PricewaterhouseCoopers had been given by Tandy.

         O'Sullivan Holdings' annual report to stockholders on SEC Form 10-K for fiscal 1999 disclosed these facts, and expressed management's view, based on an opinion of our outside counsel, that Tandy's position in its suit was without merit. Because PricewaterhouseCoopers both wrote its letter to Tandy but did not object to the inclusion of our management's view in the Form 10-K on the merits of Tandy's lawsuit, the SEC Staff asked O'Sullivan Holdings to clarify "whether PricewaterhouseCoopers has a reasonable basis to doubt management's view that Tandy's lawsuit has no merit." In our view, PricewaterhouseCoopers had a reasonable basis for its acquiescence in the footnote disclosure in the Form 10-K that Tandy's position was without merit. First, O'Sullivan Holdings received an opinion from our outside counsel that supports our view that Tandy's position in the litigation was without merit. That opinion was made available to PricewaterhouseCoopers in connection with its annual audit, and clearly supports the decision not to object to the inclusion of that footnote in O'Sullivan Holdings' financial statements. Second, PricewaterhouseCoopers also has advised O'Sullivan Holdings that its letter was predicated on assumptions it now understands are not relevant to the merger as presently structured, and therefore, PricewaterhouseCoopers has reaffirmed that its original letter did not attempt to offer an expert opinion to Tandy on the merger or predict the actual outcome of the litigation between Tandy and us. Neither PricewaterhouseCoopers nor we believe there is any inconsistency between PricewaterhouseCoopers' original letter and its non-objection to the inclusion of that footnote disclosure in the Form 10-K. In light of PricewaterhouseCoopers' response, the PricewaterhouseCoopers letter had no relevance to the merger. However, we have included this discussion of the PricewaterhouseCoopers letter because the SEC requested that it be included in the proxy statement relating to the merger.

         Finally, the Staff suggested that its concerns about this situation could be eliminated if PricewaterhouseCoopers were to withdraw the letter to Tandy. But, since the letter is not an expert opinion on any pending matter, a position PricewaterhouseCoopers has since reaffirmed to us, we do not believe there is any reason for PricewaterhouseCoopers formally to withdraw its letter.

         O'Sullivan Holdings believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. We believe that Tandy's position is without merit and intend to defend ourselves vigorously. However, if Tandy's interpretation prevails over ours and our increased interest and other merger-related expenses are not allowable in determining our payment to Tandy, payments to Tandy may exceed $6.8 million more than we currently anticipate for fiscal years 2000 and 2001 combined. See "Cautionary Statement Regarding Forward Looking Statements and Risk Factors" in Item 7 of Part II of this report.

         Litigation Challenging the Merger. On May 18, 1999, five lawsuits were filed as class actions by stockholders in the Delaware Court of Chancery seeking to enjoin the recapitalization and merger or, in the alternative, to rescind the recapitalization and merger and recover monetary damages. The complaints named as defendants O'Sullivan, all of its directors and, in some cases, BRS. The complaints allege that our directors breached their fiduciary duties by approving the recapitalization and merger. The complaints also alleged that the price terms of the merger were inadequate and unfair to O'Sullivan's stockholders. In addition, the complaints alleged that the management participants in the recapitalization and merger had conflicts of interest that prevented them from acting in the best interests of O'Sullivan's stockholders and that made it inherently unfair for BRS and the management participants in the buyout to acquire 100% of the O'Sullivan stock. In the cases naming BRS as a defendant, BRS was alleged to have aided and abetted the alleged breaches of fiduciary duties. These lawsuits were dismissed without prejudice in March 2000.

         Other Litigation and Claims. In addition, we are a party to various pending legal actions arising in the ordinary operation of our business. These include product liability claims, employment disputes and general business disputes. We believe that these actions will not have a significant negative effect on our operating results and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of O'Sullivan during the quarter ended June 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         There is no established public market for O'Sullivan Holdings' common equity.

         As of September 15, 2000, there were approximately 97 common stockholders of record. No dividends have been paid or declared since our initial public offering in 1994.

         We currently intend to retain all earnings to finance the development of our operations and to repay our indebtedness. Our credit agreements effectively prohibit us from paying dividends on our common or preferred stock. We do not anticipate paying cash dividends on our shares of common or preferred stock in the near future. Our future dividend policy will be determined by our Board of Directors on the basis of various factors, including but not limited to our results of operations, financial condition, business opportunities and capital requirements. The payment of dividends is subject to the requirements of Delaware law, as well as restrictive financial covenants in our debt agreements.

         In connection with the recapitalization and merger, O'Sullivan Industries issued 100,000 units, each consisting of $1,000 principal amount of its 13 3/8% senior subordinated notes due 2009 and one warrant to purchase shares of O'Sullivan Holdings common stock and one warrant to purchase shares of O'Sullivan Holdings Series B junior preferred stock. The offering was exempt under Section 4 of the Securities Act of 1933, as amended, since the units were offered only to a limited number of highly sophisticated institutional investors. We sold the units to Lehman Brothers as underwriter. The offering price, before expenses, was $980.46 per unit. In connection with the placement of the units, we paid Lehman Brothers $3.4 million in fees and expenses.

         The warrants to purchase shares of O'Sullivan Holdings common stock are for an aggregate of 93,273 shares. The exercise price for the warrants is $0.01 per share. The warrants to purchase shares of O'Sullivan Holdings Series B junior preferred stock are for an aggregate of 39,273 shares at an exercise price of $0.01 per share. The warrants expire on October 15, 2009 if not sooner exercised.

         To finance the recapitalization and merger, O'Sullivan Holdings issued to BRS $15,000,000 of its 12% senior note due 2009, a warrant to purchase 93,273 shares of O'Sullivan Holdings common stock and a warrant to purchase 39,273 shares of O'Sullivan Holdings Series B junior preferred stock. The aggregate purchase price for these securities was $15,000,000. The exercise price for each warrant is $0.01 per share. The warrants expire on October 15, 2009 if not sooner exercised. This offering was exempt pursuant to Section 4 of the Securities Act. In connection with this offering, O'Sullivan Holdings paid BRS a fee of $300,000.

         In the recapitalization and merger, O'Sullivan Holdings issued an aggregate of 1,368,000 shares of its common stock and an aggregate of 515,681.33 shares of its Series B junior preferred stock to BRS and the management participants in the recapitalization and merger. O'Sullivan Holdings also issued options to purchase 60,318.67 shares of its Series A junior preferred stock to management participants in the recapitalization and merger in exchange for the surrender of outstanding options to purchase shares of O'Sullivan Holdings common stock. The purchase price for the common stock was $1.00 per share. The purchase price for the Series B junior preferred stock was $100.00 per share. The options to purchase Series A junior preferred have an exercise price of $50.00 per share and an initial liquidation value of $150.00 per share.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL INFORMATION.

         The selected historical consolidated results of operations and balance sheet data for the five years ended June 30, 2000 are derived from O'Sullivan's audited financial statements. This selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Consolidated Financial Statements and Related Notes," in Part II of this report.

                                                                      For the year ended June 30,
                                                     --------------------------------------------------------------
                                                         2000         1999         1998         1997        1996
                                                     ------------  -----------   ---------   ----------  ----------
                                                                             (in thousands)
Earnings Data:
Net sales                                           $     423,425   $  379,632  $  339,407  $   321,490 $   291,766
Cost of sales                                             298,387      267,630     244,086      230,578     229,262
                                                     ------------    ---------   ---------   ----------  ----------
Gross profit                                              125,038      112,002      95,321       90,912      62,504
Selling, marketing and administrative                      82,364       74,962      69,212       62,137      52,691
Merger related expenses                                     7,792        1,143           -            -           -
Transaction fee to related party                            3,062            -           -            -           -
Compensation expense associated with stock
   options                                                 10,627            -           -            -           -
Loss on settlement of interest rate swap                      408            -           -            -           -
Restructuring charges                                           -            -           -            -       5,212
                                                     ------------    ---------   ---------   ----------  ----------
Operating income                                           20,785       35,897      26,109       28,775       4,601
Interest expense, net                                      18,595        2,844       2,468        2,327       3,831
                                                     ------------    ---------   ---------   ----------  ----------
Income before income tax provision and                                                           26,448         770
   extraordinary item                                       2,190       33,053      23,641
Income tax provision                                        5,050       11,900       8,742       10,050         433
                                                     ------------    ---------   ---------   ----------  ----------
Net income (loss) before extraordinary item                (2,860)      21,153      14,899       16,398         337
Extraordinary loss from early extinguishment
   of debt, net of income tax benefit                        (305)         -           -            -           -
                                                     ------------    ---------   ---------   ----------  ----------

Net income (loss)                                   $      (3,165)  $   21,153  $   14,899  $    16,398 $       337
                                                     ============    =========   =========   ==========  ==========

Cash flow provided by operating activities          $      29,750   $   25,441  $   27,209  $    23,512 $    25,345
Cash flow used for investing activities                   (16,559)     (15,779)    (28,359)    (15,825)      (4,403)
Cash flow used by financing activities                     (5,064)      (7,732)     (4,015)     (1,218)     (21,000)

EBITDA (1)                                          $      36,201   $   49,859  $   37,669  $    38,735 $    13,836
Depreciation and amortization                              15,416       13,962      11,560        9,960       9,235
Capital expenditures                                       16,559       15,779      28,359       15,825       4,403

                                                                                June 30,
                                                     --------------------------------------------------------------
                                                         2000         1999         1998         1997        1996
                                                     ------------  -----------   ---------   ----------  ----------
                                                                             (in thousands)
Balance Sheet Data:
------------------
Working capital                                     $      93,584  $    85,262  $   72,893  $    82,045 $    71,136
Total assets                                              296,128      266,967     250,314      232,607     212,317
Long-term debt                                            247,299       22,000      30,000       30,000      30,000
Mandatorily redeemable preferred stock                     12,781            -           -            -           -
Stockholders' equity (deficit)                            (33,888)     185,136     163,670      156,790     141,615

------------------------------------

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

         We purchase large quantities of raw materials including particleboard and fiberboard. We are dependent on our outside suppliers for all of these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our profits were reduced by price increases of these commodities.

         In fiscal 1999 and 2000, our net sales increased in excess of 10% per year, reflecting the strong growth for the RTA furniture market and the strong U.S. economy generally. In the first quarter of fiscal 2001, however, this growth stalled, reflecting an industry slowdown and caution about the U.S. economy generally. We currently expect that our sales for the first quarter of fiscal 2001 will be down mid-single digits from the prior year due primarily to Service Merchandise who is no longer selling home office or entertainment furniture.

         While we have confidence in the future of the RTA furniture industry, we cannot yet predict when our sale will return to their historical growth rates. The sales decline will also reduce our first quarter gross profit and operating income, EBITDA and net income.

RESULTS OF OPERATIONS.

         The following table sets forth the approximate percentage of items included in the Consolidated Statement of Operations relative to net sales for the three-year period ended June 30, 2000:

                                                                                           YEAR ENDED JUNE 30,
                                                                               ------------------------------------------
                                                                                     2000          1999          1998

Net sales                                                                           100.0%       100.0%         100.0%

Cost of sales                                                                        70.5%        70.5%          71.9%
Gross margin                                                                         29.5%        29.5%          28.1%
Selling, marketing and administrative expenses                                       19.5%        19.7%          20.4%
Merger related expenses                                                               1.8%         0.3%          --
Transaction fee to related party                                                      0.7%        --             --
Compensation expense associated with stock options                                    2.5%        --             --
Loss on settlement of interest rate swap                                              0.1%        --             --
Operating income                                                                      4.9%         9.5%           7.7%
Interest expense, net                                                                 4.4%         0.7%           0.7%
Income tax expense                                                                    1.2%         3.1%           2.6%
Extraordinary loss from early extinguishment of debt, net of income tax
 benefit of $171                                                                      0.1%        --             --
Net income (loss)                                                                    (0.7)%        5.6%           4.4%
Depreciation and amortization                                                         3.6%         3.7%           3.4%


YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999.

         Net sales. Net sales increased by $43.8 million, or 11.5%, to $423.4 million in fiscal 2000, up from $379.6 million in fiscal 1999. The increase in net sales was primarily driven by a 10.1% increase in the number of units sold and, to a lesser extent, a 2.5% increase in the average selling price. Strong sales increases to the office superstore, home improvement and electronic specialty retailer channels accounted for the sales increase, partially offset by a decline in sales to the department store/catalog showroom, regional mass merchant, OEM and export channels. Consumer demand for our product was driven by the increase of multi-computer households, the continued growth of small businesses, especially home-based businesses, aggressive promotional efforts of certain retailers, additional floor space allotted to our category by certain retailers in the home improvement channel and new store openings.

         In March 1999, Service Merchandise Co., one of our largest customers, filed for bankruptcy protection under Chapter 11. We are currently shipping to Service Merchandise while it operates under Chapter 11 bankruptcy protection, which gives certain priority claims to vendors in the event of liquidation. On February 22, 2000, Service Merchandise announced that as part of its bankruptcy reorganization plan, it would no longer sell a number of product lines, including home office and entertainment furniture. Service Merchandise, however does plan to continue selling kitchen furniture. This decision substantially reduced our sales to Service Merchandise in fiscal 2000. We expect that our sales will be further reduced or eliminated in fiscal 2001 and thereafter. Gross sales to Service Merchandise declined from approximately 7% of our gross sales in fiscal 1999 to approximately 4% of our gross sales in fiscal 2000.

         Sales declines in the other channels were due to the bankruptcy of certain regional mass merchants, the discontinuance of our category or our product line in certain department stores, and the replacement of an overseas distributor.

         Gross profit. Our gross profit for fiscal 2000 was $125.0 million, an increase of $13.0 million, or 11.6%, from $112.0 million in fiscal 1999. The gross profit margin was virtually unchanged at 29.5%. The increase in gross profit dollars was primarily from increased sales volume, increased productivity and our value analysis program offset by higher material costs. During fiscal 1999, we incurred higher labor and overhead costs associated with the implementation of new manufacturing equipment and related adaptation of manufacturing processes.

         In the fourth quarter of fiscal 1999, certain key commodity suppliers announced price increases that were followed by additional price increases throughout the fiscal year. We estimate that these higher prices increased our cost of sales approximately $5.0 million during fiscal 2000. We were able to minimize the effect of these increases through our value analysis program and productivity gains in manufacturing and decreased overhead on a per unit basis due to increased volume and capacity utilization rates. We believe that we can continue to partially offset the effect of such increases through the programs mentioned above and through the eventual inclusion of the higher costs in the selling price of our products. We do not expect further price increases, and in fact, anticipate a softening in the demand and pricing for certain commodities. However, there can be no assurance that commodity prices will remain constant or decline in the future, or that we will be successful in offsetting any future potential price increases.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $82.4 million, or 19.5%, of sales from $75.0 million or 19.7% of sales in fiscal 1999. The majority of the dollar increase in selling, marketing and administrative expenses was due to higher promotional, freight and commission expenses associated with increased sales activity. Salaries, wages and associated taxes and benefits also increased as additional resources were allocated to in-house training. Legal expenses associated with the exchange offering for the senior subordinated notes and arbitration proceedings with Tandy and BRS management fees subsequent to the recapitalization also contributed to the increase in selling, marketing and administrative expenses.

         Merger related and other special charges. O'Sullivan expensed merger related costs as incurred in connection with the November 30, 1999 merger. Merger related costs, consisting of investment banking, legal, accounting, printing and other services, totaled $10.9 million in fiscal 2000. Included in these costs were payments for fees and expenses to BRS of $4.1 million, of which $3.1 million was recorded as a transaction fee to a related party and $1.0 million was recognized as debt issuance costs. The merger related expenses and the $3.1 million of the fee paid BRS have been included as separate line items in the accompanying consolidated statement of operations. O'Sullivan also incurred compensation expense in connection with stock options related to the recapitalization and merger of $10.6 million and a charge of $408,000 for the settlement of an interest rate swap agreement entered into in fiscal 1997. Both the compensation expense from stock options and the loss on the settlement of the interest rate swap have been included as separate line items in the accompanying consolidated statement of operations. The merger related and other special charges totaled $21.9 million in fiscal 2000.

         Depreciation and amortization. Our depreciation and amortization expenses increased $1.4 million to $15.4 million in fiscal 2000 from $14.0 million in fiscal 1999. The increase in depreciation and amortization expense was due to capital additions of $16.6 million in fiscal 2000 and $15.8 million in fiscal 1999. The expenditures were primarily for completion of the capacity expansion program at our Virginia plant, capacity expansion at our Utah plant and upgrading manufacturing equipment at our Missouri plant.

         Operating Income. Operating income, including merger related expenses and other special charges, decreased $15.1 million to $20.8 million in fiscal 2000 from $35.9 million in fiscal 1999. The decrease was due to the merger related and other special charges which totaled $21.9 million.

         Excluding merger related and other special charges, operating income increased $5.6 million, or 15.2%, to $42.7 million in fiscal 2000 from $37.0 million in fiscal 1999. The increase in operating income was primarily due to increased sales volume and increased productivity offset by higher material costs, higher selling, marketing and administrative costs associated with increased sales volume and additional depreciation expense.

         Net interest expense. Net interest expense increased from $2.8 million in fiscal 1999 to $18.6 million in fiscal 2000. The interest expense increased due to the higher level of borrowings associated with the financing of the merger. The merger closed on November 30, 1999, so only seven months of increased expense associated with the new debt is reflected in the fiscal year results.

         Extraordinary item. O'Sullivan repaid private placement notes with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee has been recognized as an extraordinary loss of $305,000, net of the related tax benefit.

         Income tax expense. Income tax expense decreased by $6.8 million, or 57.6%, to $5.1 million in fiscal 2000 from $11.9 million in fiscal 1999 due to the substantial decrease in income before income taxes. The 230.7% effective tax rate for fiscal 2000 was due to certain merger related expenses which were treated as non- deductible differences for book income tax purposes. The effective tax rate in fiscal 1999 was 36.0%.

         Net income. As a result of the above factors, net income decreased by $24.3 million from net income of $21.2 million in fiscal 1999 to a net loss of $3.2 million in fiscal 2000.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, decreased $13.7 million to $36.2 million in fiscal 2000 from $49.9 million in fiscal 1999. EBITDA decreased primarily due to the merger related costs and other special charges associated with the merger offset to some degree by increased earnings due to increased sales volume and productivity. Excluding merger related and other special charges, EBITDA would have increased $7.2 million to $58.2 million in fiscal 2000 from $51.0 million in fiscal 1999.

         EBITDA is presented to provide additional information about our operations. This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarity titled measures used by other companies.

YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998.

         Net sales. Net sales increased by $40.2 million, or 11.9%, to $379.6 million in fiscal 1999, up from $339.4 million in fiscal 1998. The increase in net sales was primarily driven by a 10.9% increase in the number of units sold and, to a lesser extent, a 1.0% increase in the average selling price. Strong increases in net sales to the national discount mass merchant, electronic specialty retailer and office superstore channels accounted for the sales increase, offset by a decline in sales to the regional mass merchant, department store/catalog showroom, home improvement, original equipment manufacturer and export channels. Consumer demand for our products was driven by market growth fueled by the robust growth of the sub-$1,000 computer market, sales efforts targeted toward specific rapidly growing customers, the success of new product introductions, additional floor space and resources provided by retailers for ready-to-assemble furniture and new store openings by certain retailers.

         In March 1999, Service Merchandise Co., one of our largest customers, filed for bankruptcy protection under Chapter 11. In addition Montgomery Ward & Co. exited Chapter 11 on August 2, 1999. If Service Merchandise, Montgomery Ward or another major customer liquidates or ceases or substantially reduces its purchase of products from us, we cannot assure you that we will be able to replace these sales.

         Slower economic growth and weaker retail sales have softened the sales impact that we expected in the first quarter of fiscal 2001, and we now expect sales in the first quarter of fiscal 2001 to be down mid-single digits from net sales for the first quarter of fiscal 2000 due primarily to a major customer who is no longer selling home office or entertainment furniture.

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

         Merger related expenses. In June 1999, we recorded merger related expenses of $1.1 million for accounting, legal, printing and investment banking services associated with the pending merger. Additional merger related expenses were incurred during fiscal year 2000.

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

         Net interest expense. Net interest expense increased by $400,000 to $2.8 million in fiscal 1999. The increase was due largely to the refinancing of our $10.0 million of industrial revenue bonds in the second quarter of fiscal 1999, which triggered a one-time charge of $300,000 to pay the call premium.

         Income tax expense. Income tax expense increased by $3.2 million, or 36.1%, to $11.9 million in fiscal 1999 from $8.7 million in fiscal 1998. Our effective tax rate for fiscal 1999 was 36.0%, down slightly from 37.0% in fiscal 1998.

         Net income. As a result of the above factors, net income increased by $6.3 million, or 42.0%, to $21.2 million in fiscal 1999 from $14.9 million in fiscal 1998. Excluding merger related expenses, net income increased by $7.0 million to $21.9 million for fiscal 1999.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes and depreciation and amortization, increased by $12.2 million, or 32.4%, to $49.9 million in fiscal 1999. The increase in EBITDA for fiscal 1999 was driven by increased sales volumes, productivity gains in our three manufacturing plants, improved absorption of overhead costs associated with increased net sales and the success of our value analysis program. These gains were somewhat offset by increased profit sharing and incentive compensation costs as well as higher outbound freight and advertising expenses associated with sales volume increases and customer mix.

BACKLOG.

         Our business is characterized by short-term order and shipment schedules of generally less than two weeks. Accordingly, we do not consider backlog at any given date to be indicative of future sales.

LIQUIDITY AND CAPITAL RESOURCES.

         Our primary sources of liquidity are cash flow from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facilities and the notes, payments to Tandy and to provide for working capital and capital expenditures.

         Working capital. As of June 30, 2000, we had cash and cash equivalents of $11.9 million compared to $3.7 million at June 30, 1999. Net working capital was $93.6 million at June 30, 2000 compared to $85.3 million at June 30, 1999. The $8.3 million increase in net working capital resulted primarily from the increased cash balance and increased investments in inventory partially offset by a reduction in trade receivables. Inventory investment increased to support higher sales volumes and in anticipation of stronger sales during the late summer and early fall selling seasons. The decline in trade receivables was due to changes in payment terms with certain customers resulting in quicker cash receipt.

         Operating Activities. Net cash provided by operating activities was $29.8 million in fiscal 2000 compared to $25.4 million in fiscal 1999. Net income decreased by $24.3 million to a net loss of $3.2 million in fiscal 2000 from a net profit of $21.2 million in fiscal 1999. The net loss was primarily due to merger related expenses and other special charges totaling $21.9 million, of which $10.6 million represented non-cash compensation expense associated with stock options. Additionally, we incurred increased non-cash charges for depreciation and amortization of $1.4 million due to additional plant and equipment placed in service in fiscal 1999 and 2000. We incurred increased amortization of debt issuance costs of $1.3 million due to the new debt we issued in connection with the recapitalization and merger.

         Investment in inventory increased by $9.1 million in fiscal 2000 compared to an increase of $9.4 million in fiscal 1999. Changes in payment terms with certain customers resulted in a decrease in trade receivables of $3.2 million in fiscal 2000 compared to an increase of $2.2 million in fiscal 1999. Accounts payable and other accrued liabilities increased $11.6 million this year compared to a $200,000 decrease last year primarily due to increased accrued interest expense and longer payables terms.

         Investing Activities. We invested $16.6 million for capital expenditures in fiscal 2000 compared to $15.8 million during the previous fiscal year. The expenditures increased the capacity of our Virginia and Utah plants and upgraded equipment at our Missouri location. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facilities.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at June 30, 2000 was $259.0 million, consisting of the following.

         - $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.046% providing $98.0 million in cash proceeds before expenses related to the issuance.

         - $134.0 million in senior secured credit facilities consisting of a sixty-three month $34.0 million term loan, a seven and one-half year $100.0 million term loan and a $40.0 million revolving line of credit, currently with no borrowings. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $12.8 million.

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

         As required under the new senior credit facilities, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at June 30, 2000, we would have been required to pay the counter-party approximately $144,000.

         We repaid our private placement notes with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee is recorded as a $305,000 extraordinary item, net of taxes.

         Tax Sharing Agreement. For the year ended June 30, 2000, O'Sullivan paid Tandy Corporation $4.3 million pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. The effect of the merger upon our payments to Tandy under this agreement is the subject of an arbitration proceeding. See note 21 to the financial statements in item 8 of Part II of this report and Item 3, "Legal Proceedings," in Part I of this report. If the ruling in the arbitration proceeding is in Tandy's favor, our payments under the tax sharing agreement would be substantially higher; the amount would depend on our taxable income. Based on current estimates, our payments to Tandy may exceed $6.8 million more than we currently anticipate for fiscal years 2000 and 2001 combined if the arbitration ruling were in Tandy's favor.

MARKET RISK AND INFLATION.

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

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A 1.0% change in these commodity prices could affect our cost of sales by approximately $1.4 million annually.

         In the fourth quarter of fiscal 1999, certain particleboard and fiberboard suppliers announced price increases. We were able to minimize the effect of initial increases during the first quarter of fiscal 2000 through our value analysis program and productivity gains in manufacturing. Additional price increases became effective during the second and third quarters of fiscal 2000. In the fourth quarter, certain suppliers of cartons increased their prices to us. We were able to partially offset the effect of these price increases through the programs mentioned above combined with increased operating leverage from higher sales levels. We estimate these increased our cost of sales by approximately $5.0 million during fiscal 2000.

         These price increases will continue to increase our cost of sales in fiscal 2001, although we expect certain of these prices to decline. We believe that we can continue to partially offset the effect of such increases through the programs mentioned above and through the eventual inclusion of the higher costs in the selling price of our products. However, there can be no assurance that we will be successful in offsetting these or future potential price increases.

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

INCOME TAXES.

         Prior to our initial public offering in 1994, O'Sullivan Industries was owned by Tandy Corporation. As part of the initial public offering, O'Sullivan Holdings entered into a tax sharing and tax reimbursement agreement with Tandy. The structure of the public offering increased our basis in our assets for tax purposes. This basis increase raises our tax deductions for depreciation and amortization each year. This reduces the amount of income taxes we pay to the IRS. Under the tax sharing and tax benefit reimbursement agreement, we agreed to pay Tandy nearly all of any benefit we receive from the increased depreciation and amortization which reduces our taxable income, as determined after taking into account all of our other deductible expenses, by the increase in these deductions. This agreement remains in effect after the merger and recapitalization.

         Since the initial public offering, in determining the benefit payment to Tandy under the tax sharing and tax benefit reimbursement agreement, we have deducted our interest expense. Our interest expense has increased significantly because of our higher debt levels incurred to finance the merger. We believe that our increased interest expense should be taken into account in determining the payments that we are required to make to Tandy.

         Tandy has filed suit in a Texas state court against us claiming that any reduction in our tax benefit payments resulting from these expenses in connection with the merger would violate the tax agreement. The court has ordered the dispute to be submitted to arbitration pursuant to the tax sharing agreement. Arbitrators have been appointed and discovery is progressing. We believe we are and expect to continue to be in full compliance with the tax agreement. We believe Tandy's lawsuit is without merit and intend to defend ourselves vigorously. Although we believe our interpretation of the tax agreement will ultimately prevail over Tandy's interpretation, we cannot assure you of this. If Tandy's interpretation prevails over O'Sullivan Holdings' and these expenses are not allowable in determining our payment to Tandy, payments to Tandy may exceed $6.8 million more than we currently anticipate for fiscal years 2000 and 2001 combined. See "Cautionary Statement Regarding Forward Looking Information and Risk Factors" and Item 3, "Legal Proceedings," in Part I of this report.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION AND RISK FACTORS.

         Certain portions of this Report, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operation and the Notes to the Consolidated Financial Statements in Part II of this report, the portions of Item 1 in Part I captioned "Risk Factors," "Raw Materials," "Competition," "Working Capital--Business and Credit Risk Concentrations" and "Environmental and Safety Regulations" and Item 3 in Part I contain forward-looking statements. These include information relating to cost savings, benefits, revenues and earnings estimated to result from the merger. These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "expect," "anticipate" or "plan."

         These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place a lot of weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document. Factors and possible events which could cause results to differ include:

         - OUR SUBSTANTIAL LEVERAGE COULD MAKE IT MORE DIFFICULT TO PAY OUR DEBTS, DIVERT OUR CASH FLOW FROM OPERATIONS FOR DEBT PAYMENTS, LIMIT OUR ABILITY TO BORROW FUNDS AND INCREASE OUR VULNERABILITY TO GENERAL ADVERSE ECONOMIC AND INDUSTRY CONDITIONS. Any of these consequences of our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness because our ability to make required payments on our debt depends on our ability to generate sufficient cash flow to make these payments. We have a significant amount of indebtedness as shown in the chart below:

                                                                                  JUNE 30, 2000
                                                                              (DOLLARS IN MILLIONS)
Total indebtedness...................................................................$ 259.0
Indebtedness senior to O'Sullivan Holdings notes.....................................$ 244.0
Indebtedness senior to O'Sullivan Industries senior subordinated notes               $ 144.0
Stockholder's deficit................................................................$ (33.9)

         Our substantial indebtedness could have important consequences to holders of our debt and equity. For example, it could:

         - make it more difficult for us to satisfy our obligations with respect to our debt, particularly our subordinated debt;

         - increase our vulnerability to general adverse economic and industry conditions;

         - limit our ability to fund future working capital, capital expenditures, and other general corporate requirements;

         - require a substantial portion of our cash flow from operations for debt payments;

         - limit our flexibility to plan for, or react to, changes in our business and the industry in which we operate;

         - place us at a competitive disadvantage compared to our competitors that are less leveraged;

         -        limit our ability to borrow additional funds; and

         - expose us to fluctuations in interest rates because some of our new debt has a variable rate of interest.

         - WE MAY NOT HAVE SUFFICIENT CASH FROM CASH FLOW FROM OPERATIONS, AVAILABLE CASH AND AVAILABLE BORROWINGS UNDER OUR SENIOR BANK FACILITIES TO SERVICE OUR INDEBTEDNESS, WHICH WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. Our business may not generate sufficient cash flow from operations and we may not realize operating improvements on schedule. Also, our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

         Future borrowings may not be available to us under our senior credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including O'Sullivan Industries' senior credit facilities, O'Sullivan Industries' senior subordinated notes and O'Sullivan Holdings' senior note, on or before maturity. We probably would not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

         - REDUCTIONS IN RETAIL SALES COULD REDUCE OUR SALES, ESPECIALLY IF THE REDUCTIONS OCCUR IN THE INDUSTRIES THAT WE BELIEVE ARE CONTRIBUTING TO THE GROWTH OF THE READY-TO-ASSEMBLE FURNITURE INDUSTRY AND COULD REDUCE OUR ABILITY TO PAY OUR DEBTS. Most of our sales are to major retail chains. If there is a reduction in the overall level of retail sales, our sales could also decline and our ability to pay our debts could be reduced. We believe that sales of ready-to-assemble furniture increased over the last several years in part because of an increase in sales of personal computers and home entertainment electronic equipment. As this market, and our market generally, is now substantially larger, it is possible that our growth may be adversely affected by a recession more than in previous periods. If the level of sales of these types of electronic equipment decreases, our sales could also decrease.

         - OUR PROFITS WOULD BE REDUCED IF THE PRICES OUR SUPPLIERS CHARGE US FOR RAW MATERIALS INCREASE LEADING TO OUR BEING LESS ABLE TO SERVICE OUR DEBTS. We are dependent on outside suppliers for all of our raw material needs and are subject to changes in the prices charged by our suppliers. If these prices were to increase significantly this could lead to our being unable to service our indebtedness.

         In the past, our profits have been reduced by price increases in the prices of particleboard and fiberboard. The following developments affected our results of operations in fiscal 2000 and could affect our operations in future years.

         - In fiscal 2000, some of our particleboard and fiberboard suppliers increased their prices by approximately 6.5%. We spent approximately $91 million on these products in fiscal 2000.
         - Certain corrugated carton suppliers are implementing additional price increases of about 8% in our fourth quarter of fiscal 2000. In fiscal year 2000, we spent approximately $18 million on corrugated cartons.
         - Increases in the cost of petroleum products have increased and may continue to increase the costs we pay for delivery of raw materials and to ship our products to customers.

         - BECAUSE WE SELL PRODUCTS TO A SMALL NUMBER OF CUSTOMERS, OUR SALES WOULD BE REDUCED IF ONE OF OUR CUSTOMERS SIGNIFICANTLY REDUCED ITS PURCHASES OF OUR PRODUCTS OR WERE UNABLE TO FULFILL ITS FINANCIAL OBLIGATIONS TO US. IF THIS WERE TO HAPPEN OUR ABILITY TO PAY OUR DEBTS MAY BE SIGNIFICANTLY AFFECTED. Our sales are concentrated among a relatively small number of customers. If we were to lose any of our major customers or they were to significantly reduce the size or number of their orders for any reason at all, including their bankruptcy or reorganization, mergers or our inability to fill their orders in a timely fashion. Any loss or reduction may adversely affect our cash flows and our ability to pay our debts. During fiscal year 2000, our three largest customers, OfficeMax, Office Depot and Wal-Mart accounted for approximately 51% of our gross sales. At June 30, 2000, our largest five customer accounts receivable balances comprised approximately 68% of our trade receivables balance. We do not have long term contracts with any of our customers and our sales depend on our continuing ability to deliver attractive products at reasonable prices.

         - WE OPERATE IN A HIGHLY COMPETITIVE MARKET WHICH MAY FORCE US TO REDUCE MARGINS, REDUCING OUR CASH FLOWS AND OUR ABILITY TO PAY OUR DEBTS. The industry in which we operate is highly competitive. Some of our competitors are significantly larger and have greater financial, marketing and other resources than we do. The competitive nature of our industry could lead to smaller profit margins due to competitive pricing policies or excess capacity. If this were to occur our cash flows and our ability to pay our debts may be reduced. This competitive pressure could be exacerbated if excess manufacturing capacity develops in the RTA furniture industry due to over-expansion by manufacturers, new entrants into the market, reduction in demand or otherwise.

         - BECAUSE O'SULLIVAN INDUSTRIES' SENIOR SUBORDINATED NOTES AND THE SUBSIDIARY GUARANTEES THEREOF, AND O'SULLIVAN HOLDINGS' SENIOR NOTE RANK BEHIND OUR SENIOR DEBT, HOLDERS OF THESE NOTES MAY RECEIVE PROPORTIONATELY LESS THAN HOLDERS OF OUR SENIOR DEBT IN A BANKRUPTCY, LIQUIDATION, REORGANIZATION OR SIMILAR PROCEEDING. In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us, holders of O'Sullivan Industries' senior subordinated notes and O'Sullivan Holdings' senior note will participate with all other holders of our subordinated indebtedness in the assets remaining after we have paid all of the senior debt. Because our senior debt must be paid first, holders of these notes may receive proportionately less than trade creditors in any proceedings of this nature. In any of these cases, we may not have sufficient funds to pay all of our creditors. Therefore, holders of our subordinated indebtedness may receive ratably less than trade creditors.

         In addition, all payments on the subordinated debt will be blocked in the event of a payment default on our senior debt and may be prohibited for up to 179 days each year in the event of some non-payment defaults on senior debt.

         - FAILURE TO COMPLY WITH ANY OF THE RESTRICTIONS CONTAINED IN THE AGREEMENTS GOVERNING OUR INDEBTEDNESS COULD RESULT IN ACCELERATION OF OUR DEBT. WERE THIS TO OCCUR, WE PROBABLY WOULD NOT HAVE SUFFICIENT CASH TO PAY OUR ACCELERATED INDEBTEDNESS. We must maintain minimum debt service and maximum leverage ratios under our senior credit facilities. A failure to comply with the restrictions contained in our senior credit facilities could lead to an event of default, which could result in an acceleration of that indebtedness. Were this to occur, we might not have sufficient cash to pay our accelerated indebtedness or other debt.

         Our senior credit facilities, O'Sullivan Industries senior subordinated notes and O'Sullivan Holdings' senior note restrict our ability, among others, to:

         -    incur additional indebtedness;

         -    pay dividends and make distributions;

         -    issue common and preferred stock of subsidiaries;

         -    make certain investments;

         -    repurchase stock;

         -    create liens;

         -    enter into transactions with affiliates;

         -    enter into sale and leaseback transactions;

         -    merge or consolidate; and

         - transfer and sell assets other than in the ordinary course of business.

         An acceleration under our senior credit facilities would also constitute an event of default under the indenture relating to O'Sullivan Industries' senior subordinated notes and the securities purchase agreement relating to O'Sullivan Holdings' senior note.

         - DESPITE OUR CURRENT LEVELS OF DEBT, WE MAY STILL INCUR MORE DEBT AND INCREASE THE RISKS DESCRIBED ABOVE. We may be able to incur significant additional indebtedness in the future. If we or our subsidiaries add new debt to our current debt levels, the related risks that we and they now face could intensify making it less likely that we will be able to fulfill our obligations to holders of O'Sullivan Industries' senior subordinated notes or O'Sullivan Holdings' senior note. None of the agreements governing our indebtedness completely prohibits us or our subsidiaries from doing so. The revolving credit facility of the senior credit facilities permit additional borrowings of up to $27.2 million at June 30, 2000, including $2.2 million for letters of credit. These additional borrowings would be senior to O'Sullivan Industries' senior subordinated notes and O'Sullivan Holdings' senior note.

         - OUR PAYMENTS TO TANDY MAY BE SIGNIFICANTLY HIGHER THAN WE CURRENTLY ANTICIPATE IF TANDY'S INTERPRETATION OF THE TAX SHARING AND TAX BENEFIT REIMBURSEMENT AGREEMENT WITH TANDY IS ACCEPTED OVER OUR INTERPRETATION OF THE AGREEMENT AND CONSEQUENTLY OUR ABILITY TO PAY OUR DEBTS MAY BE ADVERSELY AFFECTED. If Tandy is successful, our payments to Tandy may be significantly higher than currently anticipated, which would adversely affect our ability to pay our debts.

         On June 29, 1999, Tandy filed suit in a Texas court against us. The suit relates to a potential reduction in our tax benefit payments to Tandy resulting from our increased interest expense following completion of the merger. Tandy claims that this reduction would violate the tax sharing and tax benefit reimbursement agreement entered into at the time of our initial public offering. If Tandy were to prevail, our increased interest expense following the merger and certain expenses incurred to consummate the merger would not be taken into account in determining our annual payments to Tandy. For example, based on current estimates, our payments to Tandy may exceed $6.8 million more than we currently anticipate for fiscal years 2000 and 2001 combined. However, if our earnings are significantly less than current estimates, then the difference between the amount we believe we would owe to Tandy and the amount Tandy believes we would owe under the tax sharing agreement would be significantly greater. If necessary, we would fund these increased payment obligations from cash flow from operations, borrowing under the senior credit facilities, or other sources of capital, if available. See Item 3, "Legal Proceedings" in Part I of this report.

         - IF WE BECOME BANKRUPT, THE CLAIMS OF HOLDERS OF O'SULLIVAN INDUSTRIES' SENIOR SUBORDINATED NOTES AGAINST US MAY BE LESS THAN THE FACE VALUE OF THE NOTES DUE TO ORIGINAL ISSUE DISCOUNT. O'Sullivan Industries' senior subordinated notes bear a discount from their stated principal amount at maturity. If a bankruptcy case is commenced by or against O'Sullivan Industries under the U.S. Bankruptcy Code, the claim of a holder of the notes with respect to the principal amount thereof would likely be limited to an amount equal to the sum of (1) the initial offering price and (2) the portion of the original issue discount, or OID, that is not deemed to constitute "unmatured interest" for purposes of the U.S. Bankruptcy Code. Any OID that was not accrued as of the bankruptcy filing would constitute "unmatured interest."

         - WE ARE AT RISK THAT USERS OF OUR PRODUCTS WILL SUE US FOR PRODUCT LIABILITY. IF WE WERE UNABLE TO DEFEND OURSELVES AGAINST SOME PRODUCT LIABILITY LAWSUITS, OUR SUCCESS AND OUR ABILITY TO PAY OUR DEBTS MAY BE ADVERSELY AFFECTED. All of our products are designed for use by consumers. Like other manufacturers of similar products, we are subject to product liability claims and could be subject to class action litigation with respect to our products. If we were unable to defend ourselves against certain product liability lawsuits, our success and ability to pay our debts may be adversely affected. We are party to various pending product liability legal actions arising in the ordinary operation of our business. Our liability insurance may not be adequate for our needs, and we may not be fully insured against any particular lawsuit which may adversely affect us.

         - WE MAY BE LIABLE FOR PENALTIES UNDER ENVIRONMENTAL LAWS, RULES AND REGULATIONS. THIS COULD NEGATIVELY AFFECT OUR SUCCESS AND OUR ABILITY TO PAY OUR DEBTS. Our operations are subject to many federal, state and local environmental laws, regulations and ordinances. Some of our operations require permits, that are subject to revocation, modification and renewal by governmental authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunction or both. Our business involves operations which are subject to these rules and regulations. Compliance with them may require substantial capital expenditures or increase our operating expense. These costs and expenses may adversely affect our success and ability to pay our debts.

         - THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY BE IN CONFLICT WITH INTERESTS OR THE HOLDERS OF OUR INDEBTEDNESS. THIS CONFLICT COULD RESULT IN CORPORATE DECISION MAKING THAT INVOLVES DISPROPORTIONATE RISKS TO THE HOLDERS OF OUR INDEBTEDNESS, INCLUDING OUR ABILITY TO SERVICE OUR DEBTS OR PAY THE PRINCIPAL AMOUNT OF INDEBTEDNESS WHEN DUE. Following the recapitalization and merger, affiliates of BRS own securities representing approximately 72.9% of the voting power of the outstanding common stock of O'Sullivan Holdings. By reason of their ownership, they control our affairs and policies. There may be circumstances where the interests of BRS and its affiliates could be in conflict with the interests of the holders of our indebtedness. For example, BRS and its affiliates may have an interest in pursuing transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of O'Sullivan's debt. See Item 10, "Directors and Executive Officers of the Registrant," and Item 12, "Security Ownership of Certain Beneficial Owners and Management," in Part III of this report.

         - IF OUR KEY PERSONNEL WERE TO LEAVE OUR SUCCESS COULD BE NEGATIVELY AFFECTED AND OUR ABILITY TO SERVICE OUR DEBTS COULD BE ADVERSELY AFFECTED. Our continued success is dependent, to a certain extent, upon our ability to attract and retain qualified personnel in all areas of our business, including management positions and key sales positions, especially those positions servicing our major customers. If any of our key personnel were to leave it may adversely affect our ability to service our debt. Members of the O'Sullivan family in particular have been instrumental in the development of our business and the implementation of our corporate strategy. We do not have employment agreements with any of our officers or key personnel located in the United States and we do not carry key person life insurance on any of our employees. We may not be able to keep existing personnel, including O'Sullivan family members, or be able to attract qualified new personnel. Our inability to do so could have a negative effect on us as we may be unable to efficiently and effectively run our business without these key personnel.

         - FEDERAL AND STATE STATUTES ALLOW COURTS, UNDER SPECIFIC CIRCUMSTANCES, TO VOID GUARANTEES, SUBORDINATE CLAIMS IN RESPECT OF THE OUR INDEBTEDNESS AND REQUIRE HOLDERS OF OUR DEBT TO RETURN PAYMENTS RECEIVED FROM GUARANTORS. Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, courts may void guarantees or claims related to our indebtedness, or subordinate any guarantees to all of our other debts or all other debts of our guarantor if, among other things, at the time our guarantor incurred the indebtedness connected with its guarantee, we or the guarantor:

         - received less than reasonably equivalent value or fair consideration for the issuance of the guarantee; and
         - we were or the guarantor was insolvent or rendered insolvent by the incurrence; or
         - we were or the guarantor was engaged in a business or transaction for which our or the guarantor's remaining assets constituted unreasonably small capital; or

         - we or the guarantor intended to incur or believed that we or it would incur debts beyond our or its ability to pay these debts as they mature.

         In addition, a court could void any payment by us or the guarantor related to its guarantee and require that payment to be returned to us or the guarantor, or to a fund for the benefit of our creditors or the creditors of the guarantor.

         The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied. Generally, a guarantor would be considered insolvent if:

         - the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets; or
         - the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or
         -    it could not pay its debts as they became due.

         If a court were to disagree with our conclusions as to the legality of any subsidiary guarantees it could adversely affect the rights of holders of O'Sullivan Industries' indebtedness.

         - WE MAY NOT HAVE THE ABILITY TO RAISE THE FUNDS NECESSARY TO FINANCE A CHANGE OF CONTROL OFFER REQUIRED BY OUR DEBT AGREEMENTS. Upon certain change of control events, we will be required to offer to repurchase all of O'Sullivan Industries' outstanding senior subordinated notes and O'Sullivan Holdings' senior note. If we do not have sufficient funds at the time of a change of control we will not be able to make the required repurchase of these notes. This could be because of cash flow difficulties or because of restrictions in our senior credit facilities and any future credit agreements that will not allow these repurchases.

         In addition, some kinds of corporate events, such as a leveraged recapitalization, would increase the level of our indebtedness but would not necessarily constitute a "Change of Control" and would therefore not require us to repurchase the notes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this item is incorporated herein by reference to the section entitled "Market Risk and Inflation" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Immediately following are the report of independent accountants, the consolidated balance sheets of O'Sullivan Industries Holdings, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended June 30, 2000, and the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of O'Sullivan Industries Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of O'Sullivan Industries Holdings, Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





PricewaterhouseCoopers LLP
Fort Worth, Texas
August 18, 2000

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)



                                                                                                                June 30,
                                                                                                    -------------------------------
                                       Assets                                                          2000               1999
                                                                                                    -------------      ------------

Current assets:
  Cash and cash equivalents                                                                        $     11,867        $      3,740
  Trade receivables, net of allowance for doubtful accounts
     of $3,095 and $2,416, respectively                                                                  58,975              63,268
  Inventories, net                                                                                       65,256              56,134
  Prepaid expenses and other current assets                                                               6,432               3,810
                                                                                                   ------------        ------------
         Total current assets                                                                           142,530             126,952

Property, plant and equipment, net                                                                       99,548              96,684
Other assets                                                                                             14,295               1,909
Goodwill, net of accumulated amortization                                                                39,755              41,422
                                                                                                   ------------        ------------
            Total assets                                                                           $    296,128        $    266,967
                                                                                                   ============        ============
                   Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable                                                                                 $     15,399        $     11,416
  Current portion of long-term debt                                                                       3,000               4,000
  Accrued liabilities                                                                                    30,547              26,274
                                                                                                   ------------        ------------
         Total current liabilities                                                                       48,946              41,690

Long-term debt, less current portion                                                                    247,299              22,000
Other liabilities                                                                                         3,364               1,909
Deferred income taxes                                                                                    17,626              16,232
                                                                                                   ------------        ------------
            Total liabilities                                                                           317,235              81,831

Commitments and contingent liabilities (Notes 20 and 21)

Mandatorily redeemable senior preferred stock, $0.01 par value; $26,386 liquidation value plus accumulated dividends, 17,000,000 shares authorized, 16,431,050
  issued and outstanding                                                                                 12,781                  --
Stockholders' equity (deficit):
  Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
     none issued                                                                                             --                  --
  Junior preferred stock, Series B, $0.01 par value; at liquidation value plus
  accumulated dividends; 1,000,000 shares authorized, 515,681.33 issued and outstanding                  55,822                  --
  Common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000
     issued and outstanding                                                                                  14                  --
  Common stock, $1.00 par value; 100,000,000 shares authorized, 16,819,950
     issued                                                                                                  --              16,820
  Additional paid-in capital                                                                             14,385              87,549
  Retained earnings (deficit)                                                                          (103,799)             89,470
  Accumulated other comprehensive loss                                                                      (14)                (43)
  Notes receivable from employees                                                                          (296)                 --
  Less common stock in treasury at cost, 0 and 770,962 shares, respectively                                  --              (8,660)
                                                                                                   ------------        ------------
           Total stockholders' equity (deficit)                                                         (33,888)            185,136
                                                                                                   ------------        ------------
           Total liabilities and stockholders' equity (deficit)                                    $    296,128        $    266,967
                                                                                                   ============        ============



           The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                    For the year ended June 30,
                                                                           --------------------------------------------
                                                                               2000            1999            1998
                                                                           -------------    -----------     -----------
Net sales                                                                    $ 423,425       $ 379,632       $ 339,407
Costs and expenses:
  Cost of sales                                                                298,387         267,630         244,086
  Selling, marketing and administrative                                         82,364          74,962          69,212
  Merger related expenses                                                        7,792           1,143              --
  Transaction fee to related party                                               3,062              --              --
  Compensation expense associated with stock options                            10,627              --              --
  Loss on settlement of interest rate swap                                         408              --              --
                                                                             ---------       ---------       ---------
Total costs and expenses                                                       402,640         343,735         313,298
                                                                             ---------       ---------       ---------

Operating income                                                                20,785          35,897          26,109
Other income (expense):
  Interest expense                                                             (19,387)         (3,110)         (2,847)
  Interest income                                                                  792             266             379
                                                                             ---------       ---------       ---------

Income before income tax provision and extraordinary item                        2,190          33,053          23,641
Income tax provision                                                             5,050          11,900           8,742
                                                                             ---------       ---------       ---------

Income (loss) before extraordinary item                                         (2,860)         21,153          14,899
Extraordinary loss from early extinguishment of debt, net of
  income tax benefit of $171                                                      (305)             --              --
                                                                             ---------       ---------       ---------

Net income (loss)                                                               (3,165)         21,153          14,899
Dividends and accretion on preferred stock                                      (5,535)             --              --
                                                                             ---------       ---------       ---------

Net income (loss) attributable to common stockholders                        $  (8,700)      $  21,153       $  14,899
                                                                             =========       =========       =========



  The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                     For the year ended June 30,
                                                                             ------------------------------------------
                                                                                 2000           1999           1998
                                                                             -------------    ----------    -----------

Cash flows provided by operating activities:
  Net income (loss)                                                            $  (3,165)       $  21,153     $  14,899
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization                                                   15,416           13,962        11,560
  Amortization of debt issuance costs                                              1,278                -             -
  Bad debt expense                                                                 1,047              524         1,581
  Loss on disposal of assets                                                         117              223            11
  Deferred income taxes                                                             (540)             481           414
  Employee option amortization                                                       498              749           749
  Deferred compensation                                                                -              160             -
  Compensation expense associated with stock options                              10,627                -             -
Changes in current assets and liabilities:
  Trade receivables                                                                3,246           (2,244)       (4,468)
  Inventories                                                                     (9,122)          (9,407)       (2,569)
  Other assets                                                                    (1,218)              13          (335)
  Accounts payable and accrued liabilities                                        11,566             (173)        5,367
                                                                               ---------        ---------     ---------
     Net cash flows provided by operating activities                              29,750           25,441        27,209
                                                                               ---------        ---------     ---------
Cash flows from investing activities:
  Capital expenditures                                                           (16,559)         (15,779)      (28,359)
                                                                               ---------        ---------     ---------
Cash flows provided (used) by financing activities:
  Issuance of stock                                                               45,884                -             -
  Redemption and cancellation of stock                                          (269,044)               -             -
  Employee loans                                                                    (296)               -             -
  Proceeds from borrowings, including issuance of warrants                       252,018           10,000             -
  Repayment of borrowings                                                        (21,000)         (14,000)            -
  Net addition to (repayment of) revolver                                              -           (4,000)        4,000
  Debt issuance costs                                                            (13,021)               -             -
  Purchase of common stock                                                             -           (2,811)      (11,584)
  Exercise of stock options                                                          395              100           274
  Sale of common stock to employee benefit plans                                       -            2,979         3,295
                                                                               ---------        ---------     ---------
     Net cash flows used for financing activities                                 (5,064)          (7,732)       (4,015)
                                                                               ---------        ---------     ---------
Net increase (decrease) in cash and cash equivalents                               8,127            1,930        (5,165)
Cash and cash equivalents, beginning of year                                       3,740            1,810         6,975
                                                                               ---------        ---------     ---------
Cash and cash equivalents, end of year                                         $  11,867        $   3,740     $   1,810
                                                                               =========        =========     =========
Supplemental cash flow information:
  Interest paid                                                                $  13,571        $   3,110     $   2,847
  Income taxes paid                                                            $   5,172        $  10,150     $  11,650
Non-cash financing activities
  Loans issued to purchase company stock                                       $     285        $       -     $       -
  Dividends accrued but not paid                                               $   5,994        $       -     $       -



  The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)



                                                  Series B junior

                                                  preferred stock         Common stock         Additional     Retained
                                                 ----------------     ----------------------    paid-in       earnings
                                                 Shares   Dollars       Shares     Dollars       capital      (deficit)
                                                 -------  -------     ---------  -----------   ----------   ------------

Balance, June 30, 1997                               -   $     -         16,820   $   16,820    $  87,955     $   53,418

    Net Income                                                                                                    14,899
    Other comprehensive income
    Purchase of common stock
    Exercise of stock options, net of tax
        benefits                                                                                     (263)
    Sale of common stock                                                                              117
                                               -------   -------       --------   ----------    ---------     ----------
Balance, June 30, 1998                               -         -         16,820       16,820       87,809         68,317

    Net income                                                                                                    21,153
    Other comprehensive income
    Purchase of common stock
    Exercise of stock options, net of tax                                                             (53)
        benefit
    Sale of common stock                                                                             (207)
                                               -------   -------       --------   ----------    ---------     ----------
Balance, June 30, 1999                               -   $     -         16,820   $   16,820    $  87,549     $   89,470

    Net loss                                                                                                      (3,165)
    Other comprehensive income
    Exercise of stock options, net of tax
        benefit                                                                                      (138)
    Compensation expense associated with
        stock options                                                                              12,982
    Redemption and cancellation of common
        stock                                                           (16,820)     (16,820)     (93,008)      (184,569)
    Issuance of warrants                                                                            7,000
    Loans to employees                               3         285           12            -
    Issuance of preferred stock                    513      51,283
    Issuance of common stock                                              1,356           14
    Dividends and accretion on senior
        preferred stock                                                                                           (1,281)
    Dividends and accretion on junior
        preferred stock                                      4,254                                                (4,254)
                                               -------   ---------     --------   ----------    ---------     ----------
Balance, June 30, 2000                             516   $  55,822        1,368   $       14    $  14,385     $ (103,799)
                                               =======   =========     ========   ==========    =========     ==========


                                              Notes                               Accumulated    Total stock-    Compre-
                                            receivable         Treasury stock        other         holders'      hensive
                                              from         ---------------------  comprehensive    equity        income
                                            employees        Shares     Dollars   income (loss)   (deficit)      (loss)
                                            ----------     ---------  ----------  -------------  ------------  -----------

Balance, June 30, 1997                         $    -          (94)    $ (1,416)  $       13    $ 156,790

    Net Income                                                                                     14,899     $   14,899
    Other comprehensive income                                                           (49)         (49)           (49)
    Purchase of common stock                                  (999)     (11,584)                  (11,584)
    Exercise of stock options, net of tax
        benefits                                                38          582                       319
    Sale of common stock                                       257        3,178                     3,295
                                               ------    ---------     --------   ----------    ---------     ----------
Balance, June 30, 1998                                        (798)      (9,240)         (36)     163,670     $   14,850
                                                                                                              ==========
    Net income                                                                                      21,153    $   21,153
    Other comprehensive income                                                            (7)           (7)           (7)
    Purchase of common stock                                  (258)      (2,811)                    (2,811)
    Exercise of stock options, net of tax                       14          205                        152
        benefit
    Sale of common stock                                       271        3,186                      2,979
                                               ------    ---------     --------   ----------    ----------    ----------
Balance, June 30, 1999                              -         (771)   $  (8,660)  $      (43)   $  185,136    $   21,146
                                                                                                              ==========
    Net loss                                                                                        (3,165)    $  (3,165)
    Other comprehensive income                                                            29            29            29
    Exercise of stock options, net of tax
        benefit                                                 42          533                        395
    Compensation expense associated with
        stock options                                                                               12,982
    Redemption and cancellation of common
        stock                                                  729        8,127                   (286,270)
    Issuance of warrants                                                                             7,000
    Loans to employees                           (296)                                                 (11)
    Issuance of preferred stock                                                                     51,283
    Issuance of common stock                                                                            14
    Dividends and accretion on senior
        preferred stock                                                                             (1,281)
    Dividends on junior
        preferred stock                                                                                  -
                                               ------    ---------    ---------   -----------   ----------    ----------
Balance, June 30, 2000                         $ (296)           -    $       -   $       (14)  $  (33,888)   $   (3,136)
                                               ======    =========    =========   ===========   ==========    ==========






  The accompanying notes are an integral part of these consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL INFORMATION.

         O'Sullivan Industries Holdings, Inc. ("O'Sullivan"), a Delaware corporation, is a domestic producer of ready-to-assemble ("RTA") furniture. O'Sullivan's RTA furniture includes desks, computer tables, cabinets, home entertainment centers, audio equipment racks, microwave oven carts and a wide variety of other RTA furniture for use in the home, office and home office. The products are distributed primarily through office superstores, discount mass merchants, mass merchants, home centers, electronics retailers, furniture stores, OEM and internationally.

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

         Business and Credit Risk Concentrations: The largest five customer accounts receivable balances accounted for approximately 68% and 62% of the trade receivable balance at June 30, 2000 and 1999, respectively. Credit is extended to customers based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition. Therefore, O'Sullivan would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations. From time to time, O'Sullivan maintains certain limited credit insurance which may help reduce, but not eliminate, exposure to potential credit losses. In addition, O'Sullivan monitors its exposure for credit losses and maintains allowances for anticipated losses.

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

         Amortization of Excess Purchase Price Over Net Tangible Assets of Businesses Acquired: Cost in excess of net assets acquired is amortized over a 40-year period using the straight-line method. Accumulated amortization at June 30, 2000 and 1999 approximated $28,086,000 and $26,419,000, respectively.

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

         Advertising Costs: Advertising costs are expensed the first time the advertising takes place. Cooperative advertising costs are accrued and expensed when the related revenues are recognized. Advertising expense for fiscal 2000, 1999 and 1998 was $25,032,000, $21,147,000 and $19,625,000, respectively.

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

         Significant Fourth Quarter Adjustments: During the fourth quarter of fiscal 1999, O'Sullivan recorded merger related expenses of approximately $1.1 million incurred for legal, accounting, printing and investment banking fees.

         Accounting for Stock-Based Compensation: O'Sullivan accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. O'Sullivan has made pro forma disclosures of net income as if the fair value based method of accounting defined in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied.

         Comprehensive Income: Effective July 1, 1998, O'Sullivan adopted SFAS No. 130, Reporting Comprehensive Income. O'Sullivan has reported the components of comprehensive income in the accompanying consolidated statement of changes in stockholders equity. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For O'Sullivan, other comprehensive income consists of foreign currency translation adjustments. The tax benefit (expense) related to other comprehensive income (loss) approximated $(10,000), $4,000 and $31,000 for the years ended June 30, 2000, 1999 and 1998 respectively.

         Reclassifications: Certain items in the prior years' financial statements have been reclassified to conform with the current year's presentation.

Note 3 - Leveraged Recapitalization.

         On March 24, 1999, O'Sullivan announced that members of its senior management team, in conjunction with a financial buyer, had made a proposal to O'Sullivan's Board of Directors to acquire O'Sullivan, subject to requisite financing. On May 18, 1999, O'Sullivan announced that it had entered into a definitive merger agreement with an investment group that includes members of O'Sullivan's senior management and Bruckmann, Rosser, Sherrill & Co., LLC ("BRS"). The merger agreement was amended effective October 18, 1999 and the transaction closed on November 30, 1999.

         Under the merger agreement, O'Sullivan is the surviving entity after the merger. Certain directors and members of senior management participated with BRS in the buyout of existing O'Sullivan stockholders. The management participants in the recapitalization and merger own a total of approximately 27.1% of the outstanding common stock of the surviving corporation. BRS and its affiliates own the balance.

         Each share of outstanding common stock of O'Sullivan was exchanged for $16.75 in cash and one share of senior preferred stock with an initial liquidation value of $1.50 per share. For a description of the mandatorily redeemable senior preferred stock of O'Sullivan, see note 3. Some of the shares of O'Sullivan common stock, options and cash held by the management participants in the recapitalization and merger were exchanged for 371,400 shares of common stock, 72,748 shares of Series B junior preferred stock and 60,319 options to acquire shares of Series A junior preferred stock of the surviving company. For a description of the options to acquire junior preferred stock of O'Sullivan, see note 6.

         The total amount of funds necessary to fund the recapitalization and merger and related transactions was approximately $357.0 million. These funds came primarily from the following sources:

         - an equity investment by an affiliate of BRS of approximately $45.3 million in cash in the common stock and Series B junior preferred stock of O'Sullivan;

         - an equity investment in O'Sullivan by the management participants in the recapitalization and merger in the amount of approximately $13.7 million. This investment consisted of the exchange by the management participants of common stock of O'Sullivan with a value of $6.9 million, options to acquire common stock of O'Sullivan with an intrinsic value of $6.1 million and cash of $0.7 million for shares of common stock, shares of Series B junior preferred stock and options to acquire shares of Series A junior preferred stock, each of O'Sullivan;

         - the issuance by O'Sullivan of senior preferred stock with a total liquidation value of $24.6 million to the existing stockholders of O'Sullivan;

         - the issuance by O'Sullivan of a $15.0 million senior note and warrants exercisable in aggregate into 93,273 shares of O'Sullivan common stock and 39,273 shares of O'Sullivan junior preferred stock as of the date of the issuance of the warrants;

         - the issuance by O'Sullivan Industries of $100.0 million of senior subordinated notes together with warrants issued by O'Sullivan exercisable in aggregate into 93,273 shares of O'Sullivan common stock and 39,273 shares of O'Sullivan junior preferred stock as of the date of issuance of the warrants;

         - borrowings by O'Sullivan Industries totaling approximately $139.0 million under the senior credit facilities; and

         - Approximately $9.4 million of existing cash from O'Sullivan Industries.

         In addition, $10.0 million of variable rate industrial revenue bonds remain outstanding following the recapitalization transactions.

         BRS and management participants in the recapitalization and merger received shares of O'Sullivan's Series B junior preferred stock with an initial liquidation value of $100.00 per share. Dividends accrue on the Series B junior preferred stock at the rate of 14% per annum and, if unpaid, will accumulate and compound during the period that the junior preferred stock is outstanding. The Series B junior preferred stock is not subject to mandatory redemption.

         The leveraged recapitalization required approximately $357 million to complete the merger and pay related fees and expenses. Approximately $264 million was funded via debt proceeds.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS.

         Effective October 1, 1998, O'Sullivan had a forward starting interest rate swap agreement with a notional principal amount of $10.0 million, which was to terminate on October 1, 2008. Pursuant to the agreement, O'Sullivan paid a fixed rate of 7.13% and received a floating interest rate during the duration of the swap agreement. On November 30, 1999, O'Sullivan terminated the swap as required by the counter-party due to the merger and recapitalization, incurring a loss of $408,000. This amount has been presented as a separate line within operating expenses in the accompanying statement of operations.

         O'Sullivan Industries - Virginia, Inc., an indirect subsidiary of O'Sullivan ("O'Sullivan Industries - Virginia") called its existing $10.0 million of 8.25% industrial development revenue bonds on October 1, 1998 at a redemption price of 103%. The $300,000 premium on the early retirement of the bonds was recognized as a loss in O'Sullivan's second quarter of fiscal 1999 and was included in interest expense. O'Sullivan Industries - Virginia refinanced these bonds with new, ten-year industrial revenue bonds with a tax-exempt variable interest rate, which is reset weekly. At June 30, 2000 the interest rate was 3.8% per annum. Interest on the bonds is paid monthly. The bonds mature on October 1, 2008.

         As required under the new senior credit facilities, O'Sullivan hedged one-half of its term loans with an initial notational amount of $67.5 million with a costless interest rate collar. The collar is based on three month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at June 30, 2000, O'Sullivan would have been required to pay the counter-party approximately $144,000.

NOTE 5 - NEW ACCOUNTING STANDARDS.

         In June 1999, the FASB issued SFAS No. 138, which delayed the effective date of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities. Accordingly, O'Sullivan will adopt SFAS No 133 effective July 1, 2000. This new accounting standard will require that derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities, as the case may be. The treatment of changes in the fair value of a derivative (i.e., gains and losses) will depend on its use and designation. O'Sullivan will initially report gains and losses on derivatives designated as hedges against the cash flow effect of a forecasted transaction as a component of other comprehensive income and, subsequently, reclassify the gains and losses into earnings when the forecasted transaction affects earnings. The implementation of SFAS No. 133 is not expected to have a material effect on O'Sullivan.

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 ("FIN 44"). Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a non- compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material effect on O'Sullivan's financial position or the results of operations upon adoption.

         In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), in late 1999. SAB No. 101 provides guidance in the recognition, presentation and disclosure of revenue in financial statements. The SEC recently delayed the date that companies are required to adopt the provisions of SAB No. 101 to the fourth quarter of fiscal years beginning after December 31, 1999. O'Sullivan is currently analyzing the provisions of SAB No. 101 and the

SEC interpretations as they relate to O'Sullivan's revenue recognition policies. The impact of the adoption of SAB No. 101, if any, has not been determined at this time.

NOTE 6 - MERGER RELATED EXPENSES.

         O'Sullivan expensed certain merger related costs as incurred in connection with the recently completed recapitalization and merger. O'Sullivan recognized merger related expenses of approximately $10.9 million and $1.1 million for the years ended June 30, 2000 and 1999, respectively. These costs were incurred for investment banking, legal, accounting, printing and other services. Included in these costs was a payment to BRS of $3.0 million for arranging and negotiating the financing of the recapitalization and merger, arranging and structuring the transaction, including forming OSI, planning its capital structure, planning O'Sullivan's capital structure and related services and $60,000 in expenses. The merger related expenses and the fee paid BRS have been included as separate line items in the accompanying consolidated statement of operations. See Note 20.

NOTE 7 - COMPENSATION EXPENSE ASSOCIATED WITH OPTIONS.

         Approximately $13.0 million in compensation expense associated with employee stock options was exchanged as part of the merger. Of this amount, $6.0 million was exchanged for options to purchase 60,319 shares of Series A junior preferred stock, $5.9 million in cash was paid and $1.1 million in liquidation value of senior preferred stock was distributed to the option holders. Prior to the merger, O'Sullivan had incurred approximately $2.4 million in compensation expense associated with employee stock options issued in fiscal 1997. Accordingly, only that portion of the options payment not expensed prior to the merger of $10.6 million was recognized as compensation expense in fiscal 2000. The compensation expense on the options has been included as a separate line item within the accompanying consolidated statement of operations. See note 20.

NOTE 8 - EXTRAORDINARY ITEM.

         O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million on November 30, 1999. The $476,000 prepayment fee has been recognized as a $305,000 extraordinary loss, net of related tax benefit.

Note 9 - Inventory.

Inventory consists of the following:


                                                                                                   June 30,
                                                                                          ---------------------------
                                                                                             2000             1999
                                                                                          -----------      ----------
                                                                                                (in thousands)

Finished goods                                                                          $      47,350    $     39,623
Work in process                                                                                 6,258           6,263
Raw materials                                                                                  11,648          10,248
                                                                                          -----------      ----------
                                                                                        $      65,256    $     56,134
                                                                                          ===========      ==========

Note 10 - Property, Plant & Equipment.

Property, plant, and equipment consist of the following:


                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                           2000            1999
                                                                                        -----------     -----------
                                                                                              (in thousands)

Land                                                                                   $      1,034    $      1,034
Buildings and improvements                                                                   43,219          42,289
Machinery and equipment                                                                     118,778         111,505
Construction in progress                                                                      9,395           3,068
                                                                                        -----------     -----------
                                                                                            172,426         157,896
Less: accumulated depreciation                                                              (72,878)        (61,212)
                                                                                        -----------     -----------
                                                                                       $     99,548    $     96,684
                                                                                        ===========     ===========

         Depreciation expense was $13,578,000, $12,295,000 and $9,893,000 for fiscal 2000, 1999 and 1998 respectively, of which $11,098,000, $9,912,000 and
$8,200,000, respectively, was included in cost of sales.

NOTE 11 - ACCRUED LIABILITIES.

Accrued liabilities consist of the following:

                                                                                                  June 30,
                                                                                       ------------------------------
                                                                                           2000              1999
                                                                                       ------------      ------------
                                                                                               (in thousands)
Accrued employee compensation                                                       $        11,997    $       14,591
Accrued advertising                                                                          12,462             9,055
Other current liabilities                                                                     6,088             2,628
                                                                                       ------------      ------------
                                                                                    $        30,547    $       26,274
                                                                                       ============      ============

NOTE 12 - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.


         Long-term debt consisted of the following:

                                                                                       ---------------------------
                                                                                                June 30,
                                                                                       ---------------------------

                                                                                           2000            1999
                                                                                       ------------    ------------

                                                                                             (in thousands)
Senior term notes, tranche A                                                        $        34,000   $           -
Senior term notes, tranche B                                                                100,000               -
Senior notes                                                                                      -          16,000
Industrial revenue bonds                                                                     10,000          10,000
Senior subordinated notes                                                                    94,708               -
Senior note                                                                                  11,591               -
                                                                                       ------------    ------------
Total debt                                                                                  250,299          26,000
Less current portion of senior term notes                                                    (3,000)         (4,000)
                                                                                       ------------    ------------
Total long-term debt                                                                $       247,299   $      22,000
                                                                                       ============    ============

         Total debt, inclusive of discount of $8.7 million, matures as follows (in thousands):

           2001                    $            3,000
           2002                                 4,000
           2003                                 5,000
           2004                                 8,500
           2005                                14,000
           Thereafter                         224,500
                                        -------------
                                   $          259,000
                                        =============

         Senior Secured Credit Facility. O'Sullivan Industries, Inc, O'Sullivan's operating subsidiary ("O'Sullivan Industries"), is the obligor under a senior secured credit facility totaling $175.0 million. O'Sullivan Industries entered into an agreement for the senior secured credit facility on November 30, 1999. The senior secured credit facility consisted of the following:

         - Senior term note, tranche A - $35.0 million term loan facility payable in 23 quarterly installments beginning March 31, 2000. The first two quarterly payments made in fiscal 2000 reduced the outstanding balance to $34.0 million.
         - Senior term note, tranche B - $100.0 million term loan facility payable in 26 quarterly installments beginning March 31, 2001.
         - Revolving credit facility - $40.0 million revolving credit facility due November 30, 2005, which includes a $15.0 million letter of credit subfacility and a $5.0 million swing line subfacility. At

                  June 30, 2000, O'Sullivan had no borrowings outstanding on the credit facility and approximately $12.8 million of letters of credit outstanding.

         O'Sullivan Industries' obligations under the senior secured facility are secured by first priority liens and security interests in the stock of O'Sullivan Industries and O'Sullivan Industries - Virginia and substantially all of the assets of O'Sullivan Industries and O'Sullivan Industries - Virginia.

         At O'Sullivan Industries' option, borrowings under the senior secured credit facility accrue interest at the varying rates based on (a) a Eurodollar rate plus an applicable margin or (b) an applicable margin plus the highest of a bank's prime rate, the federal funds effective rate plus 0.5% or three-month certificates of deposit secondary market rates as adjusted for statutory reserves plus 1.0%. Prior to June 30, 2000, the applicable margins for the $35.0 million term loan and the revolving credit facility were fixed at 3.25% for Eurodollar loans and 2.25% for base rate loans. Subsequent to June 30, 2000, the applicable margins vary based upon O'Sullivan Industries' leverage ratio. The applicable margins for the $100.0 million term loan are 3.75% for Eurodollar loans and 2.75% for base rate loans for the life of the loan. O'Sullivan Industries also pays a quarterly fee equal to 0.5% per annum of the unused commitment under the senior secured credit facility. On June 30, 2000, the interest rates for tranche A notes and tranche B notes were 10.1% and 10.6%, respectively.

         O'Sullivan Industries is subject to various covenants associated with the $175.0 million senior secured credit facility such as leverage and coverage ratios and other customary covenants. These covenants limited our available borrowing capacity under the revolver at June 30, 2000 to approximately $27.2 million under the senior credit facilities of which approximately $2.2 million can be used for letters of credit. In addition, O'Sullivan Industries has certain restrictions on its ability to incur additional debt, make capital expenditures, pay dividends, sell its assets, issue securities, engage in acquisitions and other restrictions.

         INDUSTRIAL REVENUE BONDS. O'Sullivan Industries - Virginia was obligor on $10.0 million of 8.25% industrial revenue bonds ("IRB's") that were to mature on October 1, 2008. On October 1, 1998, O'Sullivan Industries - Virginia refinanced these bonds with new, ten year variable rate IRB's. The $300,000 premium on the early retirement of the bonds was recognized as a loss in the second quarter of 1999 and is included in interest expense in the accompanying consolidated statement of operations. Interest on the IRB's is paid monthly. The loan is secured by a $10.6 million standby letter of credit under the revolving credit facility.

         Effective October 1, 1998, O'Sullivan Industries entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million that was to terminate October 1, 2008. O'Sullivan Industries contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. On November 30, 1999, as part of the merger and recapitalization, O'Sullivan Industries terminated this swap incurring a loss of $408,000. The loss has been included as a separate line item in the accompanying consolidated statement of operations.

         SENIOR SUBORDINATED NOTES. The senior subordinated notes issued by O'Sullivan Industries totaling $100.0 million bear interest at the rate of 13.375% per annum and are due in 2009. The notes were sold at 98.046% of their face value. Interest is payable semiannually on April 15 and October 15. The senior subordinated notes contain various covenants including restrictions on additional indebtedness based on EBITDA coverage. In connection with these notes, O'Sullivan issued warrants to purchase 93,273 shares of O'Sullivan common stock at an exercise price of $0.01 per share and 39,273 share of O'Sullivan Series B junior preferred stock at an exercise price of $0.01 per share. The warrants are immediately exercisable and were recorded at their fair value of $3.5 million. The notes were recorded net of discount, which consists of $2.0 million of original issue discount and $3.5 million of the original proceeds allocated to the estimated fair value of the warrants. Accordingly, this amount has been recognized as paid-in capital in the accompanying consolidated balance sheet.

         SENIOR NOTE. The $15.0 million senior note issued by O'Sullivan bears interest at the rate of 12.0% per annum and is due in 2009. In connection with this note, O'Sullivan issued warrants to purchase 93,273 shares of O'Sullivan's common stock at an exercise price of $0.01 per share and 39,273 shares of O'Sullivan's Series B junior preferred stock at an exercise price of $0.01 per share. The note was recorded net of discount of $3.5 million, which represents the estimated fair valued of the warrants. Accordingly, this amount has been recognized as additional paid-in capital in the accompanying consolidated balance sheet.

         The original issue discount and the warrants are amortized over the life of the notes using the effective interest rate method. Expenses related to the issuance of the debt financing were approximately $13.0 million and have been capitalized and recorded as other assets. Of this amount, $1.0 million was paid to BRS.

NOTE 13 - MANDATORILY REDEEMABLE PREFERRED STOCK.

         As part of the recapitalization and merger, O'Sullivan issued 16.4 million shares of senior preferred stock, par value $0.01 per share, to the stockholders of O'Sullivan as partial consideration for their shares of common stock. The senior preferred stock has a liquidation preference of $1.50 per share. Dividends accrue at a rate of 12% per annum, compounding semiannually if unpaid. The liquidation value plus accumulated dividends on June 30, 2000 was $26.4 million. The senior preferred stock may be redeemed by O'Sullivan at any time and must be redeemed on November 30, 2011, or earlier in the event of a change in control of O'Sullivan.

         The carrying amount of the senior preferred stock is based upon the fair market value of the senior preferred stock on November 30, 1999 (the date of the merger) plus accretion and accrued but unpaid dividends of $1.7 million to June 30, 2000.

NOTE 14 - JUNIOR PREFERRED STOCK.

         As part of the recapitalization and merger, O'Sullivan issued 515,681.33 shares of Series B junior preferred stock, par value $.01 per share, to BRS and the management participants in the recapitalization and merger. Consideration paid for these shares consisted of cash and shares of O'Sullivan common stock. Dividends accrue at a rate of 14% per annum, compounding semiannually if unpaid. The stock is carried at its liquidation value of $51.6 million plus accumulated and unpaid dividends of $4.2 million. The junior preferred stock may be redeemed by O'Sullivan at any time, but there is no mandatory redemption date for the Series B junior preferred stock. Shares of Series B junior preferred stock have no voting rights.

NOTE 15 - INCOME TAXES.

The income tax provision consists of the following:

                                                                                For the year ended June 30,
                                                                             ----------------------------------
                                                                                2000        1999        1998
                                                                             ----------  ----------  ----------
Current:                                                                               (in thousands)
    Federal                                                                 $     5,511 $    10,890 $     7,886
    State                                                                            79         529         442
                                                                             ----------  ----------  ----------
                                                                                  5,590      11,419       8,328
Deferred                                                                          (540)         481         414
                                                                             ----------  ----------  ----------
                                                                            $     5,050 $    11,900 $     8,742
                                                                             ==========  ==========  ==========

The following table reconciles O'Sullivan's federal corporate statutory rate and its effective income tax rate:

                                                                                  For the year ended June 30,
                                                                             --------------------------------------
                                                                                2000         1999          1998
                                                                             -----------  ----------    -----------
Statutory rate                                                                  35.0%       35.0%          35.0%
State income taxes, net of federal benefit                                       1.6         1.6            1.7
Goodwill amortization                                                           14.2         1.1            1.3
Merger  related expenses                                                       173.5           -              -
Other, net                                                                       6.4        (1.7)          (1.0)
                                                                             -----------  ----------    -----------
Effective tax rate                                                             230.7%       36.0%          37.0%
                                                                             ===========  ==========    ===========

Deferred tax assets and liabilities consist of the following:

                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                           2000            1999
                                                                                        -----------     -----------
                                                                                             (in thousands)
Deferred tax assets:
--------------------
Bad debt reserve                                                                    $         1,145 $           895
Insurance reserves                                                                              613             592
Accrued compensation                                                                          2,827           1,184
Other                                                                                           297             154
                                                                                        -----------     -----------
   Total deferred tax assets                                                                  4,882           2,825
                                                                                        -----------     -----------

Deferred tax liabilities:
-------------------------
Depreciation and amortization                                                               (17,721)        (16,318)
Inventories                                                                                       -             (98)
Other                                                                                          (584)           (372)
                                                                                        -----------     -----------
   Total deferred tax liabilities                                                           (18,305)        (16,788)
                                                                                        -----------     -----------
      Net deferred tax liability                                                      $     (13,423)   $    (13,963)
                                                                                        ===========     ===========
Reported as:
------------
Current assets (included in prepaid expenses and other current assets)                $       4,203    $      2,269
Noncurrent liabilities-deferred income taxes                                                (17,626)        (16,232)
                                                                                        -----------     -----------
      Net deferred tax liability                                                      $     (13,423)   $    (13,963)
                                                                                        ===========     ===========

         In connection with the 1994 initial public offering of O'Sullivan's common stock, Tandy Corporation, TE Electronics Inc. and O'Sullivan entered into a Tax Sharing and Tax Benefit Reimbursement Agreement. Pursuant to the tax agreement, Tandy is primarily responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to O'Sullivan for all periods ending on or prior to the date of consummation of O'Sullivan's initial public offering and for audit adjustments to such federal income and foreign income taxes. O'Sullivan is responsible for all other taxes owing with respect to O'Sullivan, including audit adjustments to state and local income and for franchise taxes.

         O'Sullivan and Tandy made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O'Sullivan's assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by Tandy. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by O'Sullivan. Pursuant to the tax agreement, O'Sullivan pays Tandy nearly all of the federal tax benefit expected to be realized with respect to such additional basis. Amounts payable to Tandy pursuant to the tax agreement are recorded as federal income tax expense in the accompanying consolidated statements of operations. Income tax expense thus approximates the amount which would be recognized by O'Sullivan in the absence of the tax agreement. Although the amount of the payment required to be made in a particular year under the tax agreement may differ somewhat from the difference in that tax year between O'Sullivan's actual taxes and the taxes that O'Sullivan would have owed had the increase in basis not occurred, the aggregate amount of payments required to be made by O'Sullivan to Tandy over the life of the tax agreement will not differ materially from the difference over the life of the tax agreement between O'Sullivan's actual taxes and the amount of taxes that O'Sullivan would have owed had the increase in basis not occurred. Consequently, such payments should have no effect on O'Sullivan's earnings and should not have a material effect on its cash flow. The tax agreement provides for adjustments to the amount of tax benefit payable in the event of certain material transactions, such as a business combination or significant disposition of assets. During fiscal 2000, 1999 and 1998, $4.3 million, $9.7 million, $11.7 million, respectively, were paid to Tandy pursuant to this agreement. See note 21.

NOTE 16 - STOCK OPTIONS.

         Under O'Sullivan's Amended and Restated 1994 Incentive Stock Plan, designated officers, employees, employee directors and consultants of O'Sullivan were eligible to receive awards in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock grants or performance awards. Annually, non-employee directors received options to purchase 2,000 shares of common stock (increased from 1,000 shares beginning in fiscal 1998). The purchase price of common stock subject to an option was to be not less than the market value of the stock on the date of the grant and for a term not to exceed ten years. An aggregate of 2,000,000 shares of common stock were reserved for issuance under the Plan, no more than 300,000 of which could be awarded as restricted stock or performance awards. In fiscal 1994, O'Sullivan awarded restricted shares of common stock totaling 19,950 shares. The restrictions on these shares lapsed in fiscal 1999.

         In July 1996, the compensation committee granted, subject to stockholder approval, options to purchase 625,250 shares of common stock to O'Sullivan's officers and other key employees. Depending on whether certain performance objectives were met, the options would become exercisable in one-third increments on each of the first three anniversaries of the date of the grant and would expire ten years after the date of the grant. To the extent performance objectives were not met, the options would become exercisable on August 10, 2003 and would expire September 10, 2003. As a result of O'Sullivan's performance in fiscal 1997, the options became exercisable over three years through fiscal 1999 and would expire in July 2006. The stockholders approved the grants in November 1996; accordingly, O'Sullivan recognized compensation expense of approximately $2.2 million over the three year vesting period, which amount was based on the difference between the exercise price and the fair market value of common stock on the date of stockholder approval. O'Sullivan recognized compensation expense of $749,000 in each of fiscal 1999 and fiscal 1998 related to the granting of these options.

         In connection with the recapitalization and merger of O'Sullivan, all outstanding options issued by O'Sullivan were either converted into options to purchase shares of O'Sullivan Series A junior preferred stock or exchanged for shares of O'Sullivan's senior preferred stock and a cash payment equal to the difference between $16.75 and the exercise price of the option times the number of option shares. As a result, all of the outstanding options under O'Sullivan's Amended and Restated 1994 Incentive Stock Plan were converted or exchanged. O'Sullivan recognized compensation expense of $10.6 million in connection with the conversion and exchange of the stock options, which has been shown as a separate line item within the accompanying consolidated statement of operations. See Note 7.

         In January 2000, O'Sullivan adopted its 2000 Common Stock Option Plan. Pursuant to this plan, O'Sullivan may issue up to 81,818 shares of O'Sullivan common stock to employees of O'Sullivan. The exercise price for shares issued under the plan is fair market value on the date of grant. Options issued pursuant to the plan will vest in five annual installments if certain performance targets are met; otherwise, the options will vest in seven years from their date of grant or one day prior to their expiration. On June 19, 2000, the compensation committee granted options to purchase 75,800 shares of common stock at an exercise price of $1.90 per share, which is the estimated fair value of the underlying common stock at the date of grant. The expiration date of these options is November 30, 2009. None of these options were exercisable at June 30, 2000.


                   Summary of Common Stock Option Transactions
                          (share amounts in thousands)

                                         June 30, 2000            June 30, 1999             June 30, 1998
                                    ------------------------ ------------------------  ------------------------
                                                  Weighted                Weighted                  Weighted
                                                   Average                 Average                  Average
                                                  Exercise                Exercise                  Exercise
                                      Shares        Price      Shares       Price       Shares       Price
                                    ------------ ----------- ---------- -------------  -------- ---------------
Outstanding at beginning of year          1,593     $9.84      1,544     $   9.77        1,215        $ 7.61
Grants                                       86      3.50         91        10.60          378         15.90
Exercised                                   (42)     8.68        (14)        7.23          (38)         7.13
Converted into Series A junior             (828)    10.97          -            -            -             -
  preferred stock options
Extinguished and exchanged for             (725)     8.66          -            -            -             -
  Senior Preferred stock and cash
Canceled                                     (8)    12.94        (28)       10.00          (11)         9.32
                                    -----------              ----------                --------
Outstanding at end of year                   76      1.90      1,593         9.84        1,544          9.77
                                    ===========              ==========                ========
Exercisable at end of year                    -                  928         8.82          500          8.45
                                    ===========              ==========                ========
Weighted average fair value of                      $0.53                $   5.38                     $ 7.95
   options granted during the year
                                                 ===========            =============           ===============

         In the merger, O'Sullivan issued options to purchase 60,318.67 shares of its Series A junior preferred stock, par value $.01 per share, in exchange for certain options held by management participants in the buyout. All of these options are currently vested and exercisable and expire on December 31, 2025. The agreements for the options to purchase O'Sullivan's Series A junior preferred stock provide for a special accrual at the rate of 14% per annum on the difference between the liquidation value of the stock ($150.00 per share) and the exercise price of the option ($50.00 per share). The special accrual accrues at the same time and in the same manner as would dividends on issued and outstanding shares of O'Sullivan's Series A junior preferred stock. No amount is payable until the exercise of the option, and payment is further subject to the terms of any debt agreement of O'Sullivan. When made, payment of the special accrual may be made in cash or by a reduction in the option price for the option. The special accrual for fiscal 2000 approximated $498,000 and is included in selling, marketing and administrative expense in the accompanying consolidated statement of operations.

         O'Sullivan has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for options granted except as mentioned above. Had compensation cost for O'Sullivan's stock option plans been determined based on the fair value at the grant date for awards in fiscal 2000, 1999 and fiscal 1998 in accordance with the provisions of SFAS No. 123, O'Sullivan's net income (loss) would have been adjusted to the pro forma amounts indicated below (in thousands):

                                                Year Ended June 30,
                                    ------------------------------------------
                                         2000          1999           1998
                                      -----------   ----------    ------------
Net income (loss)     As reported    $    (3,165)  $    21,153   $      14,899
                      Pro forma            2,356        19,765          13,729

         The fair value of each option grant on the date of grant is estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                               2000           1999           1998
                                           ------------    -----------    -----------
Risk-free interest rate                        6.24%          5.10%          6.24%
Dividend yield                                 None           None           None
Volatility factor                              5.5%          42.57%         37.56%
Weighted average expected life (years)         3.6            6.0            6.6

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of the impact on future years as the pro forma amounts above do not include the impact of stock option awards granted prior to fiscal 1996.

NOTE 17 - EMPLOYEE BENEFIT PLANS.

         O'Sullivan maintains a stock purchase program that is available to most employees. The stock purchase program (the "SPP"), as amended, allows a maximum employee contribution of 5%, while O'Sullivan's matching contribution is 25%, 40% or 50% of the employee's contribution, depending on the length of the employee's participation in the program. Effective with the closing of the recapitalization and merger the program was amended to invest contributions in a broad-based mutual fund. The matching contributions to the stock purchase program were $685,000, $700,000 and $700,000 in fiscal years 2000, 1999 and
1998, respectively.

         O'Sullivan also has a Savings and Profit Sharing Plan in which most employees are eligible to participate. Under the savings or ss. 401(k) portion of the plan, employees may contribute from 1% to 15% of their compensation (subject to certain limitations imposed by the Internal Revenue Code), and O'Sullivan makes matching contributions equal to 50% of the first 5% of eligible employee contributions. Under the profit sharing portion of the plan, O'Sullivan may contribute annually an amount determined by the Board of Directors. Employer matching contributions vest immediately, while profit sharing contributions vest 100% when the employee has five years of service with O'Sullivan. For fiscal 2000, 1999 and 1998, O'Sullivan accrued approximately $2.5 million, $2.5 million and $1.7 million, respectively, for the profit sharing portion of the plan. The matching contributions to the savings portion of the plan were $750,000, $800,000 and $700,000 in fiscal year 2000, 1999 and 1998, respectively.

         Effective July 1, 1997, O'Sullivan implemented its Deferred Compensation Plan. This plan is available to employees of O'Sullivan deemed to be "highly compensated employees" pursuant to the Internal Revenue

Code. O'Sullivan makes certain matching and profit sharing accruals to the accounts of participants. All amounts deferred or accrued under the terms of the plan represent unsecured obligations of O'Sullivan to the participants. Matching and profit sharing accruals under the this plan were not material in fiscal 2000, 1999 or 1998.

NOTE 18 - TERMINATION PROTECTION AGREEMENTS.

         O'Sullivan has entered into Termination Protection Agreements with most of its officers. These Termination Protection Agreements, all of which are substantially similar, have initial terms of two years which automatically extend to successive one-year periods unless terminated by either party. If the employment of any of these officers is terminated, with certain exceptions, within 24 months following a change in control, the officers are entitled to receive certain cash payments, as well as the continuation of fringe benefits for a period of up to twelve months. Additionally, all benefits under the Savings and Profit Sharing Plan and the Deferred Compensation Plan vest, all restrictions on any outstanding incentive awards or shares of restricted common stock will lapse and such awards or shares will become fully vested, all outstanding stock options will become fully vested and immediately exercisable, and O'Sullivan will be required to purchase for cash, on demand made within 60 days following a change in control, any shares of unrestricted common stock and options for shares at the then current per-share fair market value. The agreements also provide one year of outplacement services for the officer and that, if the officer moves more than 20 miles from his primary residence in order to accept permanent employment within 36 months after leaving O'Sullivan, O'Sullivan will, upon request, repurchase the officer's primary residence at a price determined in accordance with the agreement.

         In March 1999, O'Sullivan entered into 24 Termination Protection Agreements with its director-level managers, three of whom were promoted to officers in July 1999. The Termination Protection Agreements (all of which are substantially similar) have initial terms of two years which automatically extend for successive one-year periods unless terminated by either party. If the employment of any of these employees is terminated (with certain exceptions) within twelve months following a "Change in Control," or in certain other instances in connection with a Change in Control, the employees are entitled to receive a cash payment equal to the total of six months salary and one-half of their respective annual bonus (twelve months salary and an annual bonus amount with respect to the officers). The employees would also be entitled to the continuation of certain insurance benefits (life insurance, disability, medical, dental and hospitalization benefits) for a period of up to six (or twelve) months. The agreements also provide for outplacement services for the employee.

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

NOTE 19 - STOCKHOLDER RIGHTS PLAN.

         O'Sullivan has adopted a Stockholder Rights Plan under which one right (a "Right") was issued with respect to each share of common stock. Each Right entitles the holder to purchase from O'Sullivan a unit consisting of one one-thousandth of a share of Series A junior participating preferred stock at a purchase price of $110 per Right, subject to adjustment in certain events.

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

         The Rights Plan was amended in March 1999 to change the Rights Agent and to conform the plan to recent Delaware court decisions. The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 1, 2004, unless earlier redeemed or exchanged by O'Sullivan. In the merger agreement discussed in note 3 above, O'Sullivan amended the stockholder rights plan so that OSI Acquisition, Inc. was not an Acquiring Person.

NOTE 20 - RELATED PARTY TRANSACTIONS.

         BRS provided various advisory services to O'Sullivan related to the merger. These services included arranging and negotiating the financing of the merger, arranging and structuring the transaction, planning O'Sullivan's capital structure and related services. BRS received a transaction fee of $4.0 million from O'Sullivan and expenses of $62,000 for these services. Of the $4.0 million transaction fee, $3.0 million was recognized as a merger related expense by O'Sullivan and $1.0 million was capitalized into loan fees at O'Sullivan Industries.

         BRS also provided $15.0 million in financing pursuant to a securities purchase agreement with O'Sullivan. BRS received a transaction fee of $300,000 in connection with this financing, which was capitalized into loan fees at O'Sullivan. BRS later sold this note and the related warrants to an unrelated third party which received the $300,000 transaction fee from BRS.

         O'Sullivan Industries entered into a management services agreement with BRS for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan Industries' consolidated earnings before interest, taxes, depreciation, and amortization or
(b) $300,000 per year. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility agreement. The accrued management fee for the period ended June 30, 2000 was $364,000 and is included in accounts payable in the accompanying consolidated balance sheet with the expense being included in selling, marketing and administrative expense in the accompanying statements of operations.

         The senior credit facilities and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio for O'Sullivan's most recently ended four full fiscal quarters would have been at least 2.0 to 1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         At June 30, 2000, O'Sullivan held two notes receivable with an aggregate balance of approximately $296,000 from employees. O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the recapitalization and merger. The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control and is with full recourse to the employees. The receivables are recorded on the O'Sullivan balance sheet as a reduction in stockholders' equity.

NOTE 21 - COMMITMENTS AND CONTINGENCIES.

         Leases. O'Sullivan leases warehouse space, computers and certain other equipment under operating leases. As of June 30, 2000, minimum future lease payments for all noncancellable lease agreements were as follows (in thousands):

                    2001              $      1,442
                    2002                       831
                    2003                       587
                    2004                       405
                    2005                        75
                    Thereafter                   0
                                          --------
                    Total             $      3,340
                                          ========

         Amounts incurred by O'Sullivan under operating leases (including renewable monthly leases) were $1,945,000, $1,679,000 and $1,367,000 in fiscal 2000,1999 and 1998, respectively.

         Litigation Challenging the Merger. On May 18, 1999, five lawsuits were filed by stockholders in the Delaware Court of Chancery seeking to enjoin the merger or, in the alternative to rescind the merger and recover monetary damages (See note 3). The complaints named as defendants O'Sullivan, all of its directors and, in some cases, BRS. The complaints alleged that O'Sullivan's directors breached their fiduciary duties by approving the merger. The complaints also alleged that the price terms of the merger are inadequate and unfair to O'Sullivan's stockholders. In addition, the complaints alleged that the management participants in the buyout had conflicts of interest that prevented them from acting in the best interests of O'Sullivan's stockholders and that made it inherently unfair for BRS and the management participants in the buyout to acquire 100% of the O'Sullivan's stock. In the cases naming BRS as a defendant, BRS was alleged to have aided and abetted breaches of fiduciary duties. The plaintiffs dismissed the lawsuits without prejudice in March 2000.

         Tandy Litigation. On June 29, 1999, Tandy Corporation filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. The complaint relates to a potential reduction in O'Sullivan's tax benefit payments to Tandy that would result from increased interest expense after the completion of the merger. Tandy claims that this reduction would violate the tax sharing and tax reimbursement agreement. The complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax-sharing payments to Tandy as if the merger had not occurred.

         On September 9, 1999, Tandy filed a motion for summary judgment in its lawsuit against O'Sullivan. On October 8, 1999, Tandy's motion was denied, as was all other relief sought by Tandy, except that O'Sullivan Holdings was directed to commence dispute resolution procedures before an arbitrator, according to the terms of the tax sharing agreement. Arbitrators have been selected to hear the dispute and discovery is progressing. To support its motion for summary judgment, Tandy referred to a letter it received from its independent outside auditors, PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). PricewaterhouseCoopers audits both Tandy's financial statements and O'Sullivan's financial statements. The PricewaterhouseCoopers letter advised Tandy on how PricewaterhouseCoopers expected the tax sharing agreement would operate, if certain assumptions were valid. On its face, the letter made clear that it was not expressing an "opinion" on how the actual dispute between Tandy and O'Sullivan would in fact be resolved, and the letter addressed assumptions that PricewaterhouseCoopers had been given by Tandy.

         O'Sullivan's annual report to stockholders on SEC Form 10-K for the year ended June 30, 1999 disclosed these facts, and expressed management's view, based on an opinion of our outside counsel, that Tandy's position in its suit was without merit. Because PricewaterhouseCoopers both wrote its letter to Tandy but did not object to the inclusion of management's view in the Form 10-K on the merits of Tandy's lawsuit, the SEC Staff asked O'Sullivan to clarify "whether PricewaterhouseCoopers has a reasonable basis to doubt management's view that Tandy's lawsuit has no merit." In management's view, PricewaterhouseCoopers had a reasonable basis for its acquiescence in the footnote disclosure in the Form 10-K that Tandy's position was without merit. First, O'Sullivan received an opinion from its outside counsel that supports management's view that Tandy's position in the litigation was without merit. That opinion was made available to PricewaterhouseCoopers in connection with its annual audit, and clearly supports the decision not to object to the inclusion of that footnote in O'Sullivan's financial statements. Second, PricewaterhouseCoopers also has advised O'Sullivan that its letter was predicated on assumptions it now understands are not relevant to the merger as actually structured, and therefore, PricewaterhouseCoopers has reaffirmed that its original letter did not attempt to offer an expert opinion to Tandy on the merger or predict the actual outcome of the litigation between Tandy and O'Sullivan. Neither PricewaterhouseCoopers nor O'Sullivan believe there is any inconsistency between PricewaterhouseCoopers' original letter, and its non-objection to the inclusion of that footnote disclosure in the Form 10-K. In light of PricewaterhouseCoopers' response, the PricewaterhouseCoopers letter has no relevance to the merger. At the SEC Staff's request, however, we have included this discussion of PricewaterhouseCoopers' letter. Finally, the Staff suggests that its concerns about this situation could be eliminated if PricewaterhouseCoopers were to withdraw the letter to Tandy. But, since the letter is not an expert opinion on any pending matter, a position PricewaterhouseCoopers has since reaffirmed to us, management does not believe there is any reason for PricewaterhouseCoopers formally to withdraw its letter.

         O'Sullivan believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. O'Sullivan believes that Tandy's position is without merit and intends to defend itself vigorously.

         Other Litigation. In addition, O'Sullivan Industries is a party to various legal actions arising in the ordinary course of its business. O'Sullivan does not believe that any such pending actions will have a material adverse effect on its results of operations or financial position. O'Sullivan maintains liability insurance at levels which it believes are adequate for its needs.

         Regulatory matters. O'Sullivan's operations are subject to extensive federal, state and local laws, regulations and ordinances relating to the generation, storage, handling, emission, transportation and discharge of certain materials, substances and waste into the environment. Permits are required for certain of O'Sullivan's operations and are subject to revocation, modification and renewal by governmental authorities. In general, compliance with air emission regulations is not expected to have a material adverse effect on O'Sullivan's business, results of operations or financial condition.

         O'Sullivan's manufacturing facilities ship waste product to various disposal sites. O'Sullivan Industries has been designated as a potentially responsible party under the Arkansas Remedial Action Trust Fund Act in connection with the cost of cleaning up one site in Diaz, Arkansas and has entered into a de minimis buyout agreement with certain other potentially responsible parties, pursuant to which it has contributed $2,000 to date toward cleanup costs. O'Sullivan believes that amounts it may be required to pay in the future, if any, will be immaterial.

         Retirement Agreement. In October 1998, Mr. Daniel F. O'Sullivan, Chairman of the Board of Directors and Chief Executive Officer, completed negotiations of a retirement and consulting agreement with O'Sullivan contingent upon the hiring of his successor. In May 1999, the original retirement agreement was amended, removing the contingency relating to the hiring of his successor. The retirement agreement contains noncompetition provisions. O'Sullivan agreed to pay Mr. O'Sullivan $42,160 per month for 36 months after his retirement and then to pay him $11,458 per month until he reaches age 65. Payments under Mr. O'Sullivan's retirement and consulting agreement amount to an aggregate of $2.2 million. The initial value of the noncompetition asset which represents the present value of the future payments to be paid pursuant to the agreement, and the corresponding liability approximated $1.9 million. During this period, Mr. O'Sullivan is required to provide consulting, marketing and promotional services with respect to O'Sullivan's manufacturing activities and relations with major customers, if requested by O'Sullivan from time to time. O'Sullivan will also provide Mr. O'Sullivan with health insurance during the term of the agreement and thereafter until he becomes eligible for Medicare and life insurance during the term of the agreement.

         The present value of all future payments to Mr. O'Sullivan under this agreement have been capitalized and recorded as an intangible asset associated with the noncompetition provisions. The noncompetition asset is being amortized on a straight line basis over the term of the agreement which amortization commenced on March 31, 2000. The amortization period will be approximately 6.3 years.

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

NOTE 22 - SHARE REPURCHASE PROGRAM.

         On May 2, 1997, the board of directors authorized the purchase of up to five percent of the outstanding shares of O'Sullivan's common stock during the next 24 months. Purchases were completed in October 1998, after spending approximately $9.5 million for 840,000 shares.

NOTE 23 - MAJOR CUSTOMERS AND INTERNATIONAL OPERATIONS.

         Sales to three customers exceeded 10% of net sales in at least one of the prior three fiscal years. Sales to such customers as a percentage of gross sales were:

                                             Year ended June 30,
                                             -------------------
                                        2000         1999        1998
                                        ----         ----        ----
Customer A                              22.0%       21.4%        21.5%
Customer B                              18.2%       13.1%        12.5%
Customer C                              10.5%        9.1%         4.6%

         There are no material foreign operations or export sales.

NOTE 24 - QUARTERLY OPERATING RESULTS - UNAUDITED (in thousands)

                                                               Fiscal 2000 (By Quarter)
                                            -------------------------------------------------------------
                                                  1               2              3             4
                                            -------------------------------------------------------------
Net sales                                   $  101,992           $111,023        $116,686      $93,724
Gross profit                                    29,761             33,806          33,954       27,517
Net income                                       5,228            (12,103)          2,935          775

                                                               Fiscal 1999 (By Quarter)
                                            -------------------------------------------------------------
                                                  1               2              3             4
                                            -------------------------------------------------------------
Net sales                                          $87,673        $97,786        $108,529      $85,644
Gross profit                                        24,893         28,099          32,809       26,201
Net income                                           3,715          4,733           7,732        4,974(a)

     (a) See note 2 regarding significant fourth quarter adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth certain information with respect to the business experience of each Director of O'Sullivan during the past five years and certain other directorships held by Director. References to service with O'Sullivan in this section include service with O'Sullivan Industries.

CLASS I DIRECTORS--TERM EXPIRING 2000.

Richard D. Davidson, 52, was promoted to President and Chief Executive Officer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He was named President and Chief Operating Officer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries -Virginia in July 1996. He was named a Director of O'Sullivan Industries and O'Sullivan Industries - Virginia in July 1996 and O'Sullivan Holdings in August 1996. From October 1995 to July 1996 he was a private investor. For more than five years prior to October 1995, he served as a Senior Vice President of Sunbeam Corporation and as President of Sunbeam's Outdoor Products Division.

CLASS II DIRECTORS--TERM EXPIRING 2001.

Stephen F. Edwards, 37 was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in connection with the merger. Mr. Edwards has been a principal of BRS since August 1995. Mr. Edwards was an officer of Citicorp Venture Capital from 1993 through July 1995. Mr. Edwards is a director of Town Sports International, Inc., Anvil Knitwear, Inc., and American Paper Group, Inc.

Harold O. Rosser, 51, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in connection with the merger. Mr. Rosser has been a principal of BRS since August 1995. Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through July 1995. He is a director of B&G Foods, Inc., California Pizza Kitchen, Inc., American Paper Group, Inc., Jitney-Jungle Stores of America, Inc., Acapulco Restaurants, Inc. and Penhall International, Inc. Mr. Rosser is also Chairman of the Board of Trustees of Hope Church in Wilton, Connecticut.

CLASS III DIRECTORS--TERM EXPIRING 2002.

Daniel F. O'Sullivan, 59, was named President, Chief Executive Officer and a Director of O'Sullivan in November 1993 and became Chairman of the Board in December 1993. He relinquished the position of President of O'Sullivan in July 1996 and resigned as Chief Executive Officer in October 1998. He served as President of O'Sullivan Industries from 1986 until July 1996, and was appointed Chairman of the Board and Chief Executive Officer in 1994. He also served as Chairman of the Board and Chief Executive Officer of O'Sullivan Industries - Virginia. Mr. O'Sullivan was employed by O'Sullivan from 1962 until his retirement. Under the terms of his retirement and consulting agreement with O'Sullivan Holdings, Mr. O'Sullivan retired as an executive of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia effective March 31, 2000. He remains as non-executive Chairman of the Board for each company.

EXECUTIVE OFFICERS.

         O'Sullivan's executive officers, and their ages and positions with O'Sullivan as of September 1, 2000, are as follows:

NAME                                 AGE      OFFICER   POSITION(S)
                                              Since(1)
Richard D. Davidson                   52       1996     President and Chief Executive Officer and Director
Tyrone E. Riegel                      57       1969     Executive Vice President
Phillip J. Pacey                      35       1999     Senior Vice President and Chief Financial Officer
Thomas M. O'Sullivan, Jr.             45       1993     Senior Vice President-Sales
Michael P. O'Sullivan                 41       1995     Senior Vice President-Marketing
Rowland H. Geddie, III                46       1993     Vice President, General Counsel and Secretary
E. Thomas Riegel                      56       1993     Vice President-Strategic Operations
James C. Hillman                      55       1973     Vice President-Human Resources
Tommy W. Thieman                      49       1999     Vice President-Manufacturing-Lamar
Stuart D. Schotte                     38       1999     Vice President-Supply Chain Management

------------------------------------
        (1) Includes officer positions held with O'Sullivan Industries


         Tyrone E. Riegel, 57, has been Executive Vice President of O'Sullivan Industries since July 1986 and served as a Director from March 1994 through November 1999. He was appointed as Executive Vice President and a Director of O'Sullivan Holdings in November 1993. His service as a director of O'Sullivan Holdings ended November 1999. Mr. Riegel also serves as Executive Vice President of O'Sullivan Industries - Virginia. Mr. Riegel has been employed by O'Sullivan since January 1964.

         Phillip J. Pacey was promoted to Senior Vice President and Chief Financial Officer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He was appointed Vice President-Finance and Treasurer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in July 1999. From November 1995 until July 1999, he served as Treasurer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. From 1994 until November 1995, Mr. Pacey served as Corporate Tax Manager of Savannah Foods and Industries, Inc., a sugar refiner and marketer.

         Thomas M. O'Sullivan, Jr. was promoted to Senior Vice President-Sales of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He had been Vice President-Sales of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia, Inc. since 1993. Mr. O'Sullivan has been employed by O'Sullivan since June 1979.

         Rowland H. Geddie, III has been Vice President, General Counsel and Secretary of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since December 1993. He served as a Director of O'Sullivan Industries and O'Sullivan Industries - Virginia from March 1994 through November 1999.

         E. Thomas Riegel has been Vice President-Strategic Operations of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since November 1995. From June 1993 until November 1995, he was Vice President-Marketing of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. Mr. Riegel has been employed by O'Sullivan since May 1971.

         James C. Hillman has been Vice President-Human Resources of O'Sullivan Holdings since November 1993 and of O'Sullivan Industries since 1980. He also serves as Vice President-Human Resources of O'Sullivan Industries - Virginia. Mr. Hillman has been employed by O'Sullivan since May 1971.

         Michael P. O'Sullivan was named Senior Vice President-Marketing of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He had been Vice President-Marketing of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since November 1995. He served as National Sales Manager of O'Sullivan Industries and O'Sullivan Industries - Virginia from July 1993 until November 1995. Mr. O'Sullivan has been employed by O'Sullivan since 1984.

         TOMMY W. THIEMAN was appointed Vice President-Manufacturing-Lamar in July 1999 for O'Sullivan Holdings and O'Sullivan Industries. Since 1987, he has served as the Plant Manager in Lamar for O'Sullivan Industries. Mr. Thieman has been employed by O'Sullivan since 1984.

         STUART D. SCHOTTE was appointed Vice President-Supply Chain Management in July 1999 for O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. From February 1998 to July 1999, Mr. Schotte served as Controller for O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. From July 1996 until February 1998, Mr. Schotte served as Director of Financial Analysis and Planning for Fast Food Merchandisers, Inc. From October 1994 to July 1996, he was a certified public accountant.

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

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

         The following table reflects the cash and non-cash compensation for the chief executive officer of O'Sullivan, the four next most highly compensated executive officers at June 30, 2000 and two executives who are no longer employees of O'Sullivan. Footnotes appear on the next page.


                                                                                      LONG-TERM
                                                ANNUAL COMPENSATION(1)               COMPENSATION
                                            -----------------------------        -------------------
                                                                                     SECURITIES           ALL OTHER
                                 FISCAL           SALARY          BONUS           UNDERLYING STOCK       COMPENSATION
  NAME AND PRINCIPAL POSITION     YEAR              ($)            ($)              OPTIONS (#)(2)           ($)(3)
Daniel F. O'Sullivan(4)           2000           216,827               -                     -              189,993
Chairman of the Board             1999           275,000         229,279                     -               44,107
                                  1998           273,269          74,856                80,000               35,939

Richard D. Davidson               2000           244,231         176,623                 8,500               45,984
President and                     1999           225,000         174,263                     -               37,104
Chief Executive Officer           1998           224,423          56,942                65,000               31,760

Tyrone E. Riegel                  2000           204,616         109,586                 4,000               39,860
Executive Vice President          1999           195,000         116,276                     -               35,009
                                  1998           194,615          38,062                28,000               35,441

Terry L. Crump(5)                 2000            53,077          16,164                     -              303,184
Executive Vice President and      1999           160,000          95,460                     -               28,576
Chief Financial Officer           1998           159,423          31,284                28,000               27,366

Thomas M. O'Sullivan, Jr.         2000           144,423          66,005                 4,000               26,181
Senior Vice President-Sales       1999           130,000          54,422                     -               24,222
                                  1998           129,615          17,922                12,000               23,660

Michael P. O'Sullivan             2000           134,423          61,473                 4,000               24,807
Senior Vice President-            1999           120,000          50,259                     -               20,627
Marketing                         1998           109,615          15,211                12,000               20,681

E. Thomas Riegel                  2000           134,731          50,678                 3,000               26,980
Vice President-Strategic          1999           128,000          53,589                     -               22,241
Operations                        1998           127,692          17,651                12,000               24,482

--------------------------------------------
         (1)For the years shown, the named officers did not receive any annual compensation not properly categorized as salary or bonus, except for certain perquisites and other personal benefits. The amounts for perquisites and other personal benefits for the named officers are not shown because the aggregate amount of such compensation, if any, for each of the Named Officers during the fiscal year shown does not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such officer.

         (2)Includes all options granted to the named officers during fiscal years shown under O'Sullivan's 1994 Amended and Restated Incentive Stock Plan and its 2000 Common Stock Option Plan. No stock appreciation rights were granted with any options.

         (3)In fiscal 2000, other compensation for the named officers consisted of the following:


                                                                                       DEFERRED
                                                                                     COMPENSATION
                                                    SPSP MATCHING   STOCK PURCHASE   PLAN MATCHING
           NAME             GROUP LIFE     AUTO       AND PROFIT   PROGRAM ("SPP")        AND        SEVERANCE OR
                            INSURANCE    ALLOWANCE     SHARING         MATCHING     PROFIT SHARING    RETIREMENT
                             PREMIUMS               CONTRIBUTIONS   CONTRIBUTIONS    CONTRIBUTIONS     PAYMENTS


Daniel F. O'Sullivan       $    3,150   $       - *   $   9,539    $   11,549         $   7,827      $  163,930
Richard D. Davidson        $    2,016   $   9,000     $   9,539    $    8,841         $  16,588      $        -
Tyrone E. Riegel           $    3,150   $   8,500     $   9,539    $    8,022         $  10,648      $        -
Terry L. Crump             $      609   $   1,635     $   2,994    $    2,426         $       -      $  295,520
Thomas M. O'Sullivan, Jr.  $      662   $   8,116     $   9,539    $    4,971         $   2,893      $        -
Michael P. O'Sullivan      $      393   $   8,250     $   9,539    $    4,617         $   2,007      $        -
E. Thomas Riegel           $    2,160   $   8,000     $   9,539    $    4,708         $   2,573      $        -


         *Mr. Daniel F. O'Sullivan had the use of a company-owned automobile as a perquisite during his employment at O'Sullivan.

         The table does not include amounts payable in the event of a Change in Control. See "Change in Control Protections".

         (4) Mr. Daniel F. O'Sullivan retired as an employee of O'Sullivan effective March 31, 2000. The table includes amounts paid to Mr. O'Sullivan under his retirement agreement in fiscal 2000.

         (5) Mr. Crump resigned as an officer of O'Sullivan on August 31, 1999. Severance payments to Mr. Crump are included in Mr. Crump's figures for fiscal 2000.



                         OPTION GRANTS IN THE LAST YEAR

         During the fiscal year ended June 30, 2000, options were granted to the named officers as specified below. The potential value of such options at the specified rates of appreciation are shown in the table below. The O'Sullivan 2000 Common Stock Option Plan does not authorize the grant of stock appreciation rights.


                                               % OF TOTAL
                              NUMBER OF          OPTIONS                                     POTENTIAL REALIZABLE VALUE
                             SECURITIES        GRANTED TO    EXERCISE                         AT ASSUMED ANNUAL RATES
                             UNDERLYING         EMPLOYEES    OR BASE                         --------------------------
                           OPTIONS GRANTED     DURING THE     PRICE      EXPIRATION             5%(2)        10%(2)
           NAME                  (#)1          FISCAL YEAR   ($/SHARE)      DATE                 ($)          ($)

Daniel F. O'Sullivan               -                -                                             -              -
Richard D. Davidson            8,500               11.2%        1.90      11/30/09            9,458         23,592
Tyrone E. Riegel               4,000                5.3%        1.90      11/30/09            4,451         11,102
Terry L. Crump                     -                -                                             -              -
Thomas M. O'Sullivan           4,000                5.3%        1.90      11/30/09            4,451         11,102
Michael P. O'Sullivan          4,000                5.3%        1.90      11/30/09            4,451         11,102
E. Thomas Riegel               3,000                4.0%        1.90      11/30/09            3,338          8,337


--------------------------
         (1) Each named officer received incentive stock options in the amount shown. Each option becomes exercisable over five years, assuming certain performance targets are met. If the targets are not met with respect to any option shares, these option shares become exercisable on the earlier of June 19, 2007 or the day before expiration of the option. For persons who continue to serve as employees of O'Sullivan, the options expire on November 30, 2009. The exercise price and any tax withholding may be paid in cash or by delivery of already owned shares and cash.

         (2) The potential gains reported are net of the per share option exercise price, but before taxes associated with the exercise. These gains are calculated based on the market price on the date of grant and the stated assumed rates of appreciation each year over the life of the option. Actual gains, if any, on stock option exercises depend on the future performance of the common stock and the option holder's continued employment through the option exercise date. The amounts in the table may not be achieved.

                        OPTION EXERCISES IN THE LAST YEAR
                           AND YEAR-END OPTION VALUES

         In connection with the recapitalization and merger, all outstanding options held were either converted into cash and shares of senior preferred stock or converted into options to purchase shares of Series A junior preferred stock. The following table summarizes information regarding the treatment of options held by the named officers in the recapitalization and merger and the outstanding options to purchase common stock held by the named officers as of June 30, 2000.



                                                          OPTIONS FOR
                                             SHARES OF      SERIES A     OPTION     OPTION      VALUE OF    VALUE OF
                                              SENIOR         JUNIOR      SHARES     SHARES       EXER-      UNEXER-
                                 CASH        PREFERRED     PREFERRED      EXER-     UNEXER-     CISABLE     CISABLE
                               RECEIVED        STOCK         STOCK      CISABLE @  CISABLE @    OPTIONS     OPTIONS
            NAME                 ($)         RECEIVED       RECEIVED     6/30/00    6/30/00    @ 6/30/00   @ 6/30/00

Daniel F. O'Sullivan           1,409,263       147,758        4,432       -          -       $    -        $   -
Richard D. Davidson              132,769        13,874       10,929       -        8,500          -            -
Tyrone E. Riegel                 841,378        88,103        3,378       -        4,000          -            -
Terry L. Crump                   787,575       106,670            -       -          -            -            -
Thomas M. O'Sullivan, Jr.         32,764         3,423        5,996       -        4,000          -            -
Michael P. O'Sullivan                  -             -        6,176       -        4,000          -            -
E. Thomas Riegel                 171,617        17,946        4,390       -        3,000          -            -



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

         The agreements for certain executive officers also provide for cash payments in lieu of matching payments under the Stock Purchase Program and the Savings and Profit Sharing Plan. The agreements for certain executive officers also provide that, in some circumstances, they may voluntarily leave our employment after a change in control and receive the benefits under the protection agreements. These circumstances include:


   -         an adverse change in the executive's status, title or duties;

   -         a reduction in the executive's salary or bonus;

   - relocation of the executive's office to a site which is more than 20 miles from its present location;

   -         a reduction in the executive's benefit levels;

   -         the insolvency or bankruptcy of O'Sullivan; or

   - the executive leaves the employment of O'Sullivan for any reason during the 60-day period beginning on the first anniversary of the change in control

         However, for purposes of the merger, each of the executive officers who is a management participant in the buyout waived his right to receive benefits under the protection agreements in these circumstances, other than a reduction in his salary or bonus.

         The table below sets forth the total payments that may be received by each of the named officers if these persons are terminated during fiscal 2001. The values of non-cash benefits have been included on the basis of their estimated fair value. These amounts do not include any payments to be received for shares of O'Sullivan stock or options to acquire O'Sullivan stock. These amounts also do not include payments which we would make to offset the effect of excise taxes or to purchase any executive officer's home. We have assumed for this purpose that the named officers are terminated on September 30, 2000.


         OFFICER                                                                                       AMOUNT
         -------                                                                                       ------


Daniel F. O'Sullivan.................................................................................$        -
      Chairman of the Board
Richard Davidson.....................................................................................$  637,537
      President and Chief Operating Officer
Tyrone E. Riegel.....................................................................................$  454,181
      Executive Vice President
Terry L. Crump.......................................................................................$        -
      Executive Vice President and Chief Financial Officer
Thomas M. O'Sullivan, Jr.............................................................................$  303,930
      Senior Vice President-Sales
Michael P. O'Sullivan................................................................................$  278,044
      Senior Vice President-Marketing
E. Thomas Riegel.....................................................................................$  266,757
      Vice President-Strategic Operations


                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

      The members of the Compensation Committee are Stephen F. Edwards and Harold O. Rosser. No member of the Compensation Committee was an officer or employee of O'Sullivan or its subsidiaries during the fiscal year ended June 30, 2000. Neither was formerly an officer of O'Sullivan or any of its subsidiaries. In addition, no executive officer of O'Sullivan serves on the board of directors or the compensation committee of another entity where a committee member is employed.
                             DIRECTORS' COMPENSATION

      Directors of O'Sullivan who are not employees of O'Sullivan or its subsidiaries or of BRS are paid an annual retainer of $25,000. The chairmen of the compensation committee and the audit committee each receive an additional $1,000 per year if not employed by BRS. Expenses of attendance at meetings are paid by O'Sullivan. No fees are paid for attendance at Board or compensation or audit committee meetings. Employees of O'Sullivan do not receive additional compensation for their service as a director other than payment of expenses, if any, to attend a meeting.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under the securities laws of the United States, O'Sullivan Holdings' directors, executives and any persons holding 10% or more of Common Stock are required to report their ownership of O'Sullivan Holdings' securities and any change in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report in this report any failure to file by these dates during the fiscal year ended June 30, 2000. All of these filing requirements were satisfied by our directors and Executives during fiscal 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth, as of September 21, 2000, certain information with respect to the beneficial ownership of the securities of O'Sullivan Holdings by (i) each of our directors, (ii) each of the named executives, (iii) our executives and directors as a group and (iv) the only other owner of five percent of any class of O'Sullivan's equity securities known to us.



                                                                                              OPTIONS TO
                                                                                               PURCHASE
                                                                                               SHARES OF         SHARES OF
                                                           PERCENTAGE        SHARES OF         SERIES A           SERIES B
                                         SHARES OF             OF             SENIOR            JUNIOR             JUNIOR
                                           COMMON            COMMON          PREFERRED         PREFERRED         PREFERRED
       NAME OF BENEFICIAL OWNER            STOCK             STOCK             STOCK             STOCK             STOCK
                                       --------------    --------------    -------------    ---------------    --------------

BRS(1)                                        989,617        72.34%                 -                -           442,933

Richard D. Davidson                            81,549         5.96%            14,819           10,929            20,839

Daniel F. O'Sullivan                            9,972         0.73%           197,681            4,432                 -

Tyrone E. Riegel                               21,265         1.55%           101,939            3,378             3,644

Michael P. O'Sullivan                          31,305         2.29%             5,080            6,176             5,117

Thomas M. O'Sullivan, Jr.                      34,151         2.50%             6,664            5,996             6,561

E. Thomas Riegel                               19,816         1.45%            20,711            4,390             2,425

Directors and executive officers as
a group (13 persons)                        1,280,277(2)     94.10%           181,452           47,706            53,529

BancBoston Investments, Inc.                   93,273(3)      6.38%                 -                -            39,273(3)


------------------------------------


         (1) The principals of BRS's parent are Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Stephen F. Edwards and Paul D. Kaminsky, each of whom could be deemed to beneficially own the shares of O'Sullivan Holdings held by BRS.

         (2) Consists of shares held by BRS that may be deemed to be beneficially owned by Stephen F. Edwards and Harold O. Rosser, Directors of O'Sullivan.

         (3) BancBoston Investments, Inc. holds warrants to purchase these shares.

         Each management participant has a business address at 1900 Gulf Street, Lamar, Missouri 64759-1899. BRS' address is 126 East 56th Street, 29th Floor, New York, New York 10022. BancBoston Investments, Inc.'s address is 175 Federal Street, 10th Floor, Boston, Massachusetts 02110. BancBoston Investments, Inc. is a subsidiary of Fleet Boston Financial Corporation, a publicly held corporation.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 2000, Casey O'Sullivan, a son of Daniel F. O'Sullivan, worked as a salesman for Bennett Packaging, which that provides O'Sullivan corrugated boxes for its products. Bennett Packaging has long been one of O'Sullivan's suppliers; O'Sullivan paid Bennett $6.2 million during fiscal 2000. O'Sullivan has followed the practice of awarding purchase orders for cartons for a model to the lowest bidder for the carton.

BRS TRANSACTION FEES

         BRS provided various advisory services to us related to the recapitalization and merger. These services included arranging and negotiating the financing of the recapitalization and merger, arranging and structuring the transaction, including forming OSI, planning its capital structure, planning our capital structure and related services. For these services, BRS received a transaction fee of $4.0 million plus $62,000 in expenses upon completion of the recapitalization and merger.

         BRS also provided $15.0 million of financing pursuant to a securities purchase agreement with O'Sullivan Holdings. BRS received a transaction fee of $300,000 in connection with its provision of this financing. BRS subsequently sold the securities it acquired under this agreement to BancBoston Investments, Inc.

MANAGEMENT SERVICES AGREEMENT

         In connection with the merger, O'Sullivan Industries entered into a management services agreement with BRS. Under the terms of this agreement, BRS provides:

        -         general management services;
        - assistance with the negotiation and analysis of financial alternatives; and
        -         other services agreed upon by BRS.

In exchange for these services, BRS will earn an annual fee equal to the greater of:

        - 1.0% of O'Sullivan Industries' annual consolidated earnings before interest, taxes, depreciation and amortization; or
        -         $300,000.

         In addition to certain restrictions on the payment of the management fee contained in the senior credit facilities, the management services agreement contains certain restrictions on the payment of that fee. The management services agreement, among other things, provides that no cash payment of the management fee will be made unless the Fixed Charge Coverage Ratio for our most recently ended four full fiscal quarters for which internal financial statements are available to management immediately preceding the date when the management fee is to be paid is at least 2.0 to 1. The management services agreement also provides that the payment of all fees and other obligations under the management services agreement will be subordinated to the prior payment in full in cash of all interest, principal and other obligations on O'Sullivan Industries' senior subordinated notes in the event of a bankruptcy, liquidation or winding-up of O'Sullivan Industries.

SEVERANCE AGREEMENTS

         In October 1998, O'Sullivan Holdings entered into a Retirement and Consulting Agreement, Release and Waiver of Claims with Daniel F. O'Sullivan. Under the retirement agreement, as amended in May 1999, Mr. O'Sullivan resigned as Chief Executive Officer in October 1998 and retired as an executive on March 31, 2000. O'Sullivan Holdings agreed to pay Mr. O'Sullivan $42,160 per month for 36 months after his retirement and then to pay him $11,458 per month until he reaches age 65. Payments under Mr. O'Sullivan's retirement and consulting agreement amount to an aggregate of $2.2 million and a present value of approximately $1.9 million. During this period, Mr. O'Sullivan is required to provide consulting, marketing and promotional services with respect to our manufacturing activities and relations with major customers, if requested by us, from time to time. Mr. O'Sullivan has agreed not to compete with us during the period he is a consultant. O'Sullivan Holdings will also provide Mr. O'Sullivan with health insurance during the term of the agreement and thereafter until he becomes eligible for Medicare and life insurance during the term of the agreement

         In August 1999, O'Sullivan Holdings entered into a severance agreement with Terry Crump, our Executive Vice President and Chief Financial Officer at the time. Pursuant to the agreement, Mr. Crump resigned as an officer of O'Sullivan Holdings and O'Sullivan Industries effective August 31, 1999, although he remained an employee until January 2000. Under Mr. Crump's severance agreement, O'Sullivan Holdings paid Mr. Crump approximately $325,000 in January 2000. This amount has been recorded as a non-current asset and is being amortized over the life of the non-compete agreement. The $325,000 payment did not include payment for shares of O'Sullivan Holdings' common stock or stock options held by Mr. Crump.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements

          The following consolidated statements of O'Sullivan Industries Holdings, Inc. and subsidiaries are filed as part of this report:


          Report of Independent Accountants....................................................................    27
          Consolidated Balance Sheets as of June 30, 2000 and 1999.............................................    28
          Consolidated Statements of Operations for each of the three years in the period ended June 30, 2000      29
          Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2000..    30
          Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period
          ended June 30, 2000..................................................................................    31
          Notes to Consolidated Financial Statements...........................................................    32


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

(b)       Reports on Form 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2000.

                                     O'SULLIVAN  INDUSTRIES  HOLDINGS, INC.


                                     By             /s/ Richard D. Davidson
                                              ----------------------------------
                                                      Richard D. Davidson
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



          /s/ Daniel F. O'Sullivan                      Chairman of the Board                September 28, 2000
         --------------------------
           Daniel F. O'Sullivan

                                                President and Chief Executive Officer
          /s/ Richard D. Davidson                            and Director                    September 28, 2000
         -------------------------                    (Principal Executive Officer)
            Richard D. Davidson

            /s/ Phillip J. Pacey                      Senior Vice President and
           ----------------------                      Chief Financial Officer               September 28, 20001
             Phillip J. Pacey                (Principal Financial and Accounting Officer)

           /s/ Stephen F. Edwards                              Director                      September 28, 2000
          ------------------------
            Stephen F. Edwards

            /s/ Harold O. Rosser                               Director                      September 28, 2000
           ----------------------
             Harold O. Rosser


                                       57

                               INDEX TO EXHIBITS


   EXHIBIT                                             DESCRIPTION                                             PAGE
     NO.                                                                                                        NO.

2.1            Amended and Restated Agreement of Merger dated as of October 18, 1999 by and among OSI Acquisition, Inc. and O'Sullivan Holdings, (incorporated by reference to
               Appendix A to Proxy Statement /Prospectus included in Registration Statement on Form
               S-4 (File No. 333-81631))

3.1 &          Amended and Restated Certificate of Incorporation of O'Sullivan Holdings (incorporated
4.1            by reference to Exhibit 2.4(a) to Appendix A to Proxy Statement /Prospectus included in
               Registration Statement on Form S-4 (File No. 333-81631))

3.2 &          By-laws of O'Sullivan Holdings (incorporated by reference to Exhibit 3.2 to Registration
4.2            Statement on Form S-1 (File No. 33-72120))

4.3            Indenture dated as of November 30, 1999 by and among O'Sullivan Industries,
               O'Sullivan Industries - Virginia as Guarantor and the Norwest
               Bank of Minnesota, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q of
               O'Sullivan Holdings for this quarter ended December 31, 1999
               (File No. 0-28493))

4.4            Warrant Agreement dated as of November 30, 1999 between
               O'Sullivan Holdings and Norwest Bank Minnesota, National
               Association, as Warrant Agent, relating to warrants to purchase
               39,273 shares of O'Sullivan Holdings Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report Form 10-Q of
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File
               No. 0-28493))

4.5            Warrant Agreement dated as of November 30, 1999 between
               O'Sullivan Holdings and Norwest Bank Minnesota, National
               Association, as Warrant Agent, relating to warrants to purchase
               93,273 shares of O'Sullivan Holdings common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterly Report Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))

4.6            Amended and Restated Warrant Agreement dated as of January 31,
               2000 between O'Sullivan Holdings and the holder thereof relating to warrants to purchase 39,273 shares of O'Sullivan Holdings
               Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.7 to Quarterly Report Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))

4.7            Amended and Restated Warrant Agreement dated as of January 31,
               2000 between O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.8 to Quarterly Report Form 10-Q of O'Sullivan Industries Holdings,
               Inc. for the quarter ended December 31, 1999 (File No. 0-28493))

9              Stockholders Agreement dated November 30, 1999 by and among
               O'Sullivan Holdings, Bruckmann, Rosser, Sherrill & Co. II L.P., each of the persons executing and investor or executive signature page thereto and each of the warrant holders executing a warrant holder signature page attached thereto and such other persons acquiring a warrant after the date thereof (incorporated by reference to Exhibit 10.5 to Quarterly Report Form 10-Q of
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File
               No. 0-028493))



   EXHIBIT                                             DESCRIPTION                                             PAGE
     NO.                                                                                                        NO.

10.1           Debt Registration Rights Agreement dated as of November 30, 1999 by and among
               O'Sullivan Industries, Lehman Brothers and O'Sullivan Industries - Virginia
               as guarantor (incorporated by reference to Exhibit 10.1 to Registration Statement on
               Form S-4 (File No. 333-31282))

*10.2          Stock Purchase Agreement dated as of November 30, 1999 by and among Bruckmann,
               Rosser, Sherrill & Co. II, L.P. and the individuals whose names appear on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to Registration
               Statement on Form S-4 (File No. 333-31282))

10.3 Unit Agreement dated as of November 30, 1999 by and among O'Sullivan Industries, O'Sullivan Holdings, O'Sullivan Industries
               - Virginia and Norwest Bank of Minnesota, National Association
               (incorporated by reference to Exhibit 10.3 to Registration
               Statement on Form S-4 (File No. 333-31282))

10.4           Credit Agreement dated as of November 30, 1999 by and among O'Sullivan Industries,
               O'Sullivan Holdings, Lehman Brothers Inc. and Lehman Commercial Paper, Inc.
               (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-02843))

10.4a          First Amendment to Credit Agreement, effective as of November 30, 1999 (incorporated by reference to Exhibit 10.4a to Amendment No. 2 to Registration Statement on
               Form S-4 (File No. 333-31282))

10.5 Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of November 30, 1999 from O'Sullivan
               Industries to the trustee named therein for the benefit of Lehman
               Brothers Inc., Lehman Commercial Paper, Inc. and the several lenders and financial institutions which become parties thereto from time to time (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-31282))

10.6           Guarantee and Collateral Agreement dated as of November 30, 1999 by and among
               O'Sullivan Industries, O'Sullivan Holdings, O'Sullivan Industries - Virginia, and
               Lehman Commercial Paper, Inc. (incorporated by reference to Exhibit 10.6 to
               Registration Statement on Form S-4 (File No. 333-31282))

10.7           Intellectual Property Security Agreement dated as of November 30,
               1999 by and among O'Sullivan Industries and Lehman Commercial
               Paper, Inc. (incorporated by reference to Exhibit 10.7 to
               Registration Statement on Form S-4 (File No. 333-31282))

10.8           Intercompany Subordinated Demand Promissory Note dated as of
               November 30, 1999 by and among O'Sullivan Industries and
               O'Sullivan Industries - Virginia (incorporated by reference to
               Exhibit 10.8 to Registration Statement on Form S-4 (File No.
               333-31282))

*10.9          Management Stock Agreement dated November 30, 1999 by and among O'Sullivan
               Holdings, Bruckmann, Rosser, Sherrill & Co. II, L.P., and the individuals whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit
               10.7 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
               December 31, 1999 (File No. 0-28493))

*10.10         Subscription Agreement dated November 30, 1999 by and among OSI Acquisition, Inc.,
               Bruckmann, Rosser, Sherrill & Co. II, L.P. and the individuals whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.10 to Registration
               Statement on Form S-4 (File No. 333-31282))




EXHIBIT                                         DESCRIPTION                                                 PAGE
  NO.                                                                                                        NO.


*10.11         O'Sullivan Holdings Common Stock Option Plan (incorporated by reference to
               Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-31282))

*10.12         Form of Common Stock Option Agreement                                                         63

*10.13         O'Sullivan Holdings Preferred Stock Option Plan (incorporated by reference to
               Exhibit 10.3 to Quarterly Report on Form 10-Q of O'Sullivan
               Holdings for the quarter ended December 31, 1999 (File No.
               0-28493))

*10.14         Form of Preferred Stock Option Agreement dated November 30, 1999
               (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December
               31, 1999 (File No. 0-28493))

*10.15 Registration Rights Agreement dated November 30, 1999 by and among O'Sullivan Holdings, Bruckmann, Rosser, Sherrill & Co. II,
               L.P. and the individuals who executed executive signature pages or warrant holder signature pages or acquired warrants after execution of the signature pages attached thereto (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File
               No. 0-28493))

*10.16 Agreement and Acknowledgment of Optionee dated November 30, 1999 by and among O'Sullivan Holdings and each of the individuals who executed an individual signature page thereto (incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-4
               (File No. 333-31282))

*10.17 Form of Election to Roll Shares dated November 30, 1999 by and among O'Sullivan Holdings and each of the individuals who executed an individual signature page thereto (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-4
               (File No. 333-31282))

*10.18         Management Services Agreement dated November 30, 1999 by and among O'Sullivan
               Holdings and Bruckmann, Rosser, Sherrill & Co. II, L.P. (incorporated by reference to
               Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))

*10.19 Form of Amended and Restated Termination Protection Agreement between O'Sullivan Holdings and certain members of management
               (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended March 31,
               1996 (File No. 1-12754))

*10.20         Form of Termination Protection Agreement between O'Sullivan
               Holdings and certain members of management (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K of
               O'Sullivan Holdings for the year ended June 30, 1999 (File No.
               1-12754))

*10.21         O'Sullivan Holdings Deferred Compensation Plan (the "DCP")
               (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended March 31,
               1997 (File No. 1-12754))

*10.21a        First Amendment to the DCP (incorporated by reference to Exhibit
               10.4a to Annual Report on Form of O'Sullivan Holdings 10-K for the year ended June 30, 1997 (File No. 1-12754))

*10.21b        Second Amendment to the DCP (incorporated by reference to Exhibit
               10.20b to Registration Statement on Form S-4 (File No.
               333-31282))

*10.21c        Third Amendment to the DCP                                                                    78




EXHIBIT                                         DESCRIPTION                                                 PAGE
  NO.                                                                                                        NO.


10.22          Amended and Restated Tax Sharing and Tax Reimbursement Agreement dated as of June
               19, 1997 between O'Sullivan Holdings and Tandy Corporation and TE
               Electronics Inc. (incorporated by reference to Exhibit 10.5 to
               Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1997 (File No. 1-12754))

*10.23         Form of Indemnity Agreement between O'Sullivan Holdings and certain directors and officers (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration
               Statement on Form S-1 (File No. 33-72120))

*10.24 Retirement and Consulting Agreement, Release and Waiver of Claims between O'Sullivan Holdings and Daniel F. O'Sullivan dated
               October 16, 1998 (incorporated by reference to Exhibit 10 to
               Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended September 30, 1998 (File No. 1-12754))

*10.24a Amendment to Retirement Agreement dated as of May 16, 1999 between O'Sullivan Holdings and Daniel F. O'Sullivan
               (incorporated by reference to Exhibit 10.9a to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1999
               (File No. 1-12754))

*10.25 Description of O'Sullivan Holding's annual incentive compensation plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1999 (File No. 1-12754))

21             Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1995
               (File No. 1-12754))

23             Consent of PricewaterhouseCoopers LLP                                                          80

27             Financial Data Schedule                                                                        81



------------------------------------


         * Each of these exhibits is a "management contract or compensatory plan or arrangement."

         Pursuant to item 601 (b) (4) (iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.