Form 10-Q
period 2000-09-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2000-11-14
CIK 915354

================================================================================




                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

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
Yes      X      No
     --------       --------

         As of November 10, 2000, 1,368,000 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $0.01 per share, were outstanding.



================================================================================

                    The Index to Exhibits begins on page 15.

                                     PART I
                                     ------
ITEM 1.  FINANCIAL STATEMENTS.
              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                          September 30,    June 30,
                                       Assets:                                                2000           2000
                                       ------                                             -------------   ----------
Current assets:
   Cash and cash equivalents                                                             $        5,648  $    11,867
   Trade receivables, net of allowance for doubtful accounts
      of $3,268 and $3,095, respectively                                                         65,884       58,975
   Inventories, net                                                                              66,238       65,256
   Prepaid expenses and other current assets                                                      6,746        6,432
                                                                                          -------------   ----------
         Total current assets                                                                   144,516      142,530

Property, plant and equipment, net                                                              100,428       99,548
Other assets                                                                                     13,777       14,295
Goodwill, net of accumulated amortization                                                        39,338       39,755
                                                                                          -------------   ----------
         Total assets                                                                    $      298,059  $   296,128
                                                                                          =============   ==========

                    Liabilities and Stockholders' Deficit:
                    -------------------------------------
Current liabilities:
   Accounts payable                                                                      $       15,621  $    15,399
   Current portion of long-term debt                                                              6,500        3,000
   Accrued liabilities                                                                           31,358       30,547
                                                                                         --------------   ----------
         Total current liabilities                                                               53,479       48,946

Long-term debt, less current portion                                                            246,449      247,299
Other liabilities                                                                                 4,301        3,364
Deferred income taxes                                                                            17,626       17,626
                                                                                          -------------   ----------
         Total liabilities                                                                      321,855      317,235

Commitments and contingencies (Note 6)

Mandatorily redeemable senior preferred stock; $0.01 par value, $27,178 liquidation value including accumulated dividends, 17,000,000 shares
   authorized, 16,431,050 issued                                                                 13,383       12,781

Stockholders' deficit:
   Junior preferred stock, Series A; $0.01 par value,
      100,000 shares authorized, none issued                                                          -            -
   Junior preferred stock, Series B; $0.01 par value, at liquidation value including accumulated dividends; 1,000,000 shares authorized, 523,051.33 and
      515,681.33 issued at September 30, 2000 and June 30, 2000 respectively                     58,515       55,822
   Common stock; $0.01 par value, 2,000,000 shares authorized, 1,368,000 issued                      14           14
   Additional paid-in capital                                                                    13,648       14,385
   Retained deficit                                                                            (108,746)    (103,799)
   Notes receivable from employees                                                                 (302)        (296)
   Accumulated other comprehensive loss                                                            (308)         (14)
                                                                                          -------------   ----------
         Total stockholders' deficit                                                            (37,179)     (33,888)
                                                                                          -------------   ----------
         Total liabilities and stockholders' deficit                                     $      298,059  $   296,128
                                                                                          =============   ==========


        The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                             Three months ended
                                                                                                September 30,
                                                                                           -----------------------
                                                                                              2000         1999
                                                                                           ----------   ----------
Net sales                                                                                 $    90,519  $   101,992

Costs and expenses:
   Cost of sales                                                                               66,175       72,231
   Selling, marketing and administrative                                                       19,756       20,546
   Merger related expenses                                                                          -          630
                                                                                           ----------   ----------
Total costs and expenses                                                                       85,931       93,407
                                                                                           ----------   ----------

Operating income                                                                                4,588        8,585
Other income (expense)
   Interest expense                                                                            (8,314)        (494)
   Interest income                                                                                143           72
                                                                                           ----------   ----------

Income (loss) before income tax provision and cumulative effect of accounting change           (3,583)       8,163
Income tax provision (benefit)                                                                 (1,290)       2,935
                                                                                           ----------   ----------

Income (loss) before cumulative effect of accounting change                                    (2,293)       5,228
Cumulative effect of accounting change, net of income tax benefit of $53                          (95)           -
                                                                                           ----------   ----------
Net income (loss)                                                                              (2,388)       5,228
Dividends and accretion on preferred stock                                                     (2,559)           -
                                                                                           ----------   ----------
Net income (loss) attributable to common stockholders                                     $    (4,947) $     5,228
                                                                                           ==========   ==========



    The accompanying notes are an integral part of these financial statements

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Three months ended
                                                                                           September 30,
                                                                                    ---------------------------
                                                                                       2000            1999
                                                                                    -----------     -----------
Cash flows provided (used) by operating activities:
   Net income (loss)                                                              $      (2,388)  $       5,228
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
       Depreciation and amortization                                                      3,919           3,654
       Amortization of debt issuance cost                                                   511               -
       Bad debt expense                                                                     150             309
       Loss on disposal of assets                                                            71               3
       Payment accrued on options to purchase Series A junior preferred stock               229               -
   Changes in assets and liabilities:
       Trade receivables                                                                 (7,059)         (8,677)
       Inventories                                                                         (982)            432
       Other assets                                                                        (609)           (318)
       Accounts payable, accrued liabilities and other liabilities                         1,734           9,922
                                                                                    -----------     -----------
           Net cash provided (used) by operating activities                              (4,424)         10,553
                                                                                    -----------     -----------

Cash flows used for investing activities:
     Capital expenditures                                                                (4,337)         (3,300)
                                                                                    -----------     -----------

Cash flows provided (used) by financing activities:
     Proceeds from borrowings                                                             3,042               -
     Repayment of borrowings                                                               (500)              -
     Exercise of stock options                                                                -             366
     Sale of common stock to employee benefit plans                                           -              14
                                                                                    -----------     -----------
           Net cash flows provided by financing activities                                2,542             380
                                                                                    -----------     -----------

Net increase (decrease) in cash and cash equivalents                                     (6,219)          7,633
Cash and cash equivalents, beginning of period                                           11,867           3,740
                                                                                    -----------     -----------
Cash and cash equivalents, end of period                                          $       5,648   $      11,373
                                                                                    ===========     ===========


        The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  For the three months ended September 30, 2000
                                 (in thousands)


                                              Series B junior
                                                 preferred
                                                   stock           Common Stock      Additional
                                            -----------------   -----------------     paid-in
                                             Shares   Dollars    Shares   Dollars     capital
                                            -------   -------   -------   -------     -------

Balance, June 30, 2000                          516   $55,822     1,368   $    14     $14,385
   Net loss
   Other comprehensive loss
   Loans to employees-interest income
   Issuance of preferred stock upon
    exercise of warrants                          7       737                            (737)
   Accrual of dividends and accretion on
     senior preferred stock
   Accrual of dividends and accretion on
    junior preferred stock                              1,956

                                            -------   -------   -------   -------     -------
Balance, September 30, 2000                     523   $58,515     1,368   $    14     $13,648
                                            =======   =======   =======   =======     =======



                                                             Notes         Accumulated
                                                           receivable         other        Total
                                             Retained         from        comprehensive stockholders' Comprehensive
                                              deficit       employees         loss        deficit         loss
                                             --------      ---------       ----------    --------       --------
Balance, June 30, 2000                      $(103,799)     $    (296)     $     (14)     $ (33,888)
   Net loss                                    (2,388)                                      (2,388)     $  (2,388)
   Other comprehensive loss                        --                          (294)          (294)          (294)
   Loans to employees-interest income                             (6)                           (6)
   Issuance of preferred stock upon
    exercise of warrants
   Accrual of dividends and accretion on
     senior preferred stock                      (603)                                        (603)
   Accrual of dividends and accretion on
    junior preferred stock                     (1,956)

                                             --------       --------       --------       --------       --------
Balance, September 30, 2000                 $(108,746)     $    (302)     $    (308)     $ (37,179)     $  (2,682)
                                             ========       ========       ========       ========       ========






        The accompanying notes are an integral part of these consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
NOTE 1--BASIS OF PRESENTATION

         The unaudited consolidated financial statements of O'Sullivan Industries Holdings, Inc. and subsidiaries ("O'Sullivan") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The interim results are not necessarily indicative of the results that may be expected for a full year.

NOTE 2--MERGER RELATED EXPENSES

         On November 30, 1999, O'Sullivan completed a recapitalization and merger through which the outstanding stock of O'Sullivan was purchased by an investment firm, Bruckmann, Rosser, Sherrill & Co., LLC (BRS), certain directors and members of O'Sullivan's senior management. The leveraged recapitalization required approximately $357 million to complete the merger and pay related fees and expenses. Approximately $264 million was funded via debt proceeds.

         For the three months ended September 30, 1999, O'Sullivan recognized certain merger related expenses of $630,000 incurred for legal, accounting and printing services. The merger related expenses were included as a separate line item in the accompanying consolidated statement of operations.

NOTE 3--ADOPTION OF SFAS 133

         O'Sullivan adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), on July 1, 2000. As required by the transition provisions of FAS 133, O'Sullivan recorded a net-of-tax cumulative-effect type adjustment of $95,000 in current earnings to recognize the fair value of its derivatives designated as cash-flow hedging instruments.

         O'Sullivan's derivatives instruments are recognized on the balance sheet at their fair value. O'Sullivan currently has a costless interest rate collar hedging one-half the value of its senior credit facilities. On the date the derivative contract is entered into, O'Sullivan designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair value" hedge), as a hedge of the variability of cash flows to be received ("cash flow" hedge), or as a foreign-currency cash flow hedge ("foreign currency" hedge). Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk (including losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as - and that is designated and qualifies as - a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. Changes in the fair value of derivatives that are highly effective as - and that are designated and qualify as - foreign-currency hedges are recorded in either current-period earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge (e.g., a hedge of a firm commitment that is to be settled in a foreign currency) or a cash-flow hedge (e.g., a foreign-currency-denominated forecasted transaction).

         O'Sullivan formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. O'Sullivan also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, O'Sullivan discontinues hedge accounting prospectively, as discussed below.

         O'Sullivan discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate.

         When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current-period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

NOTE 4--INVENTORY

         Inventory consists of the following:

                                                September 30,      June 30,
                                                    2000             2000
                                                  --------         -------
                                                      (in thousands)
Finished goods                                     $48,263          $47,350
Work in process                                      6,702            6,258
Raw materials                                       11,273           11,648
                                                    ------           ------
                                                   $66,238          $65,256
                                                    ======           ======



NOTE 5--RELATED PARTY TRANSACTIONS

         O'Sullivan entered into a management services agreement with BRS for strategic and financial advisory services on November 30, 1999. The annual fee for these services is the greater of (a) 1% of O'Sullivan's consolidated earnings before interest, taxes, depreciation and amortization or (b) $300,000. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year under the senior credit facility agreement.

         The senior credit facilities and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio for the most recently ended four full fiscal quarters would have been at least 2.0 to 1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         O'Sullivan has prepaid a portion of the fiscal 2001 management fees. The prepaid balance of $233,000 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The management fee expense of $85,000 recognized during the quarter ended September 30, 2000, is included in selling, marketing and administrative expense in the accompanying consolidated statement of operations.

         At September 30, 2000, O'Sullivan held two notes receivable with a balance of approximately $302,000 from two employees of O'Sullivan. O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the recapitalization and merger. The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control. The notes are with full recourse to the employees. The receivables are recorded on the balance sheet as a reduction in stockholders' equity.

NOTE 6--COMMITMENTS AND CONTINGENCIES

RADIOSHACK LITIGATION

         On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. The complaint relates to a potential reduction in O'Sullivan's tax benefit payments to RadioShack that would result from increased interest expense after the completion of the merger. RadioShack claims that this reduction would violate the tax sharing and tax reimbursement agreement. The complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax-sharing payments to RadioShack as if the merger had not occurred.

         On September 9, 1999, RadioShack filed a motion for summary judgment in its lawsuit against O'Sullivan. The motion argued that RadioShack was entitled to a court order requiring O'Sullivan to commence dispute resolution procedures under the tax sharing agreement. Because O'Sullivan had made all payments required under the tax sharing agreement and because no merger had occurred, O'Sullivan believed that RadioShack's lawsuit was premature since there could not be a dispute under the tax sharing agreement with respect to the increased interest resulting from the merger before the merger was completed. Alternatively, RadioShack argued that it was entitled to a court order preventing O'Sullivan from deducting the interest expense related to the merger from the Company's tax-sharing payments to RadioShack.

         On October 8, 1999, the District Court ruled on RadioShack's motion for summary judgment. It found that the dispute resolution provision of the tax sharing agreement was triggered, and ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan representatives have discussed the issues in the dispute but did not reach a resolution. Arbitrators have been selected to resolve the dispute, and discovery is progressing.

         During the quarter ended September 30, 2000, O'Sullivan made no payment to RadioShack pursuant to the tax sharing agreement. If the ruling in the arbitration proceding is in RadioShack's favor, O'Sullivan's payments under the tax sharing agreement would be substantially higher; the amount would depend on O'Sullivan's taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The domestic ready-to-assemble furniture market has experienced significant growth over the past several years and has emerged as a key component of the overall U.S. home and office furnishings industry. We are a leading ready-to-assemble furniture manufacturer in the United States with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products--bookcases, cabinets, computer workcenters, desks, entertainment centers and stereo racks--with retail prices ranging from $20 to $999. In recent years, we have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, department stores, home improvement centers and home furnishings retailers. We continue to strive toward building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and sustain our future growth.

         In fiscal 1999 and 2000, our net sales increased in excess of 10% per year, reflecting the strong growth for the RTA furniture market and the strong U.S. economy generally. In the first quarter of fiscal 2001, however, this growth stalled, reflecting an industry slowdown and caution about the U.S. economy generally. We currently expect that our sales for the remainder of the fiscal year will be flat to down slightly from the prior year. However, our sales could continue to suffer if the weak retail environment does not improve. We will be taking steps to rationalize our operations with our revised sales expectations.

         While we have confidence in the long term future of the RTA furniture industry, we cannot yet predict when our sales will return to their historical growth rates.

         We purchase large quantities of raw materials including particleboard and fiberboard. We are dependent on our outside suppliers for all these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our profits were reduced by price increases of these commodities. While we have recently seen some price declines that will reduce our costs in the second quarter of fiscal 2001, we cannot assure you that raw material prices will not increase in the future.


RESULTS OF OPERATIONS

         Net Sales. Net sales for the quarter ended September 30, 2000 decreased by $11.5 million, or 11.2%, to $90.5 million, down from $102.0 million for the quarter ended September 30, 1999. Our sales were hurt by the following:

         - a general weakening in retail sales, especially in the discount mass merchant channel, which may be due to rising interest rates, higher oil prices and waning consumer confidence;

         - the decision by Service Merchandise, subsequent to its bankruptcy filing in March 1999, to stop selling home office and home entertainment furniture. Sales to Service Merchandise declined from 9% of our gross sales in the first quarter of fiscal 2000 to 1% in the first quarter of fiscal 2001;

         -        inventory reductions by some of our large customers.

The sales decreases were offset somewhat by sales increases in the export, home center and consumer electronics channels. For the quarter, lower unit volume accounted for virtually all of the sales decrease although the average sales price was also negligibly lower.

         Gross Profit. Gross profit decreased to $24.3 million or 26.9% of sales for the three month period ended September 30, 2000, from $29.8 million or 29.2% of sales, for the comparable prior year quarter. The decrease in gross profit was primarily caused by decreased sales volume. Additionally, commodity prices of particleboard and fiberboard, major components of our products, were generally higher during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. We anticipate lower particleboard prices during the rest of this fiscal year because of generally weaker economic conditions. Finally, production volumes decreased in conjunction with lower sales, resulting in less overhead absorption and lower production efficiencies.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $19.8 million or 21.8% of sales for the three month period ended September 30, 2000, from $20.5 million or 20.1% of sales for the quarter ended September 30, 1999. Decreases in volume related expenses, freight and commissions, more than offset higher promotional costs. Profit sharing and incentive compensation expenses declined in fiscal 2001 compared to the first quarter of fiscal 2000 because of lower sales and profit levels.

         Merger Related and Other Special Charges. There were no merger related expenses for the quarter ended September 30, 2000 compared to $630,000 in the first quarter of fiscal 2000.

         Depreciation and Amortization. Depreciation and amortization expenses increased slightly to $3.9 million for the first quarter of fiscal 2001 compared to $3.7 million for the first quarter of fiscal 2000. The increase was due to capital additions for capacity expansion and manufacturing equipment upgrades as well as amortization of certain non-compete agreements with former employees.

         Operating Income. Operating income, including merger related and other one-time charges, decreased $4.0 million to $4.6 million for the quarter ended September 30, 2000, from $8.6 million in the three months ended September 30, 1999. The lower sales volume, overhead absorption at lower production levels and higher material prices contributed to the decrease in operating income. We continue to look for ways to improve operating results.

         Net Interest Expense. Net interest expense increased significantly from $400,000 in the first quarter of fiscal 2000 to $8.2 million in the first quarter of fiscal 2001. Interest expense increased due to the higher level of borrowings associated with the financing of the recapitalization and merger which was completed on November 30, 1999. As a result of the adoption of FAS 133, interest expense included $238,000 related to the change in value of the interest rate collar entered into on February 28, 2000.

         Income Tax Expense. Income tax expense decreased from $2.0 million in the three months ended September 30, 1999 to a tax benefit of $1.3 million in the three months ended September 30, 2000. The effective tax rate remained constant at 36%.

         Cumulative Effect Of Accounting Change. Upon the July 1, 2000 adoption of FAS 133, O'Sullivan recognized a liability of $386,000 based upon the fair value of a costless interest rate collar initiated on February 28, 2000. That portion of the liability incurred prior to the current quarter, $148,000, is included, net of income tax benefit of $53,000, as cumulative effect of accounting change on the accompanying consolidated statement of operations.

         Net Income. Net income decreased by $7.6 million from $5.2 million in the first quarter of fiscal 2000 to a loss of $2.4 million in the first quarter of fiscal 2001. Lower operating income and higher net interest expense combined to produce a loss that was reduced somewhat by the income tax benefit.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, decreased by $3.7 million to $8.5 million for the quarter ended September 30, 2000 from $12.2 million for the prior year quarter. EBITDA decreased primarily due to decreased sales in the quarter, lower overhead absorption associated with decreased production levels and higher material costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facilities and the notes, payments to RadioShack and to provide for working capital and capital expenditures.

         Working Capital. As of September 30, 2000 cash and cash equivalents totaled $5.6 million. Net working capital was 91.0 million at September 30, 2000 compared to $93.6 million at June 30, 2000. This decrease was mainly due to an increase in short term financing as we borrowed $3.0 million against our revolving line of credit.

         Operating Activities. Net cash used by operating activities for the three months ended September 30, 2000 was $4.4 million compared to net cash provided of $10.6 million for the three months ended September 30, 1999. The decrease of $15.0 million was due to a decrease in net income of $7.6 million and an increased investment in inventories of $1.4 million offset by an increase in receivables that was $1.6 million less in fiscal 2001 compared to fiscal 2000. Additionally, reduced production and profit levels resulted in increases in accounts payable, accrued liabilities and accrued income taxes of $1.7 million in fiscal 2001 compared to increases of $9.9 million in fiscal 2000.

         Investing Activities. We invested $4.3 million for capital expenditures in the three months ended September 30, 2000 compared to $3.3 million for the prior year three-month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $13.0 million, which we expect to fund from cash flow from operations, cash on hand or borrowing under our revolver. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facilities.

         Financing Activities. As of September 30, 2000, we had total debt of $261.5 million consisting of the following:

         - $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.46% providing $98.0 million in cash proceeds before expenses related to the issuance.
         - $136.5 million in senior secured credit facilities consisting of a five year $33.5 million term loan, a seven and one-half year $100.0 million term loan and a $40.0 million revolving line of credit, with a current balance of $3.0 million. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.4 million.
         -        $10.0 million in variable rate industrial revenue bonds.
         - $15.0 million in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million.
         -        Other loans totaling $43,500.

         During the quarter we made a regularly scheduled principal payment of $500,000 against a term loan which is included in our senior secured credit facility. We also borrowed $3.0 million against our revolving line of credit. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availablilty under our revolver was approximately $22.0 million at September 30, 2000.

         The credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock. We are currently in compliance with these covenants.

         As required under the new senior credit facilities, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at September 30, 2000, we would have been required to pay the counter-party approximately $386,000.

         Tax Sharing Agreement. During the quarter ended September 30, 2000, O'Sullivan made no payment to RadioShack pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. The effect of the merger upon our payments to RadioShack under this agreement is the subject of an arbitration proceeding. If the ruling in the arbitration proceeding is in RadioShack's favor, our payments under the tax sharing agreement would be substantially higher; the amount would depend on our taxable income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. We do not hold or issue derivative instruments for trading purposes. A one percent change in interest rates would effect our interest expense by about $1.5 million.

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

         Due to the nature of our product lines, O'Sullivan has material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect our cost of sales by approximately $1.4 million annually.

         As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin in the first quarter of fiscal 2001. During the first quarter of fiscal 2001, prices for these products declined somewhat, which should help gross margins in the second quarter of fiscal 2001. We cannot guarantee that there will not be further price increases or decreases in these or other commodities.

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 5.           OTHER INFORMATION.

FORWARD LOOKING STATEMENTS.

         Cautionary Statement Regarding Forward Looking Information.

         Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

         - significant indebtedness that may limit our financial and operational flexibility;
         - changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, or otherwise, as we experienced in the first quarter of fiscal 2001;
         - pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of our ability to supply product;
         - raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995 and to a lesser extent in fiscal year 2000;
         - transportation cost increases, due to higher fuel costs or otherwise;
         - loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the liquidation of Best Products in 1996 and with the reorganization of Service Merchandise Co., Inc. in 2000;
         - actions of current or new competitors that increase competition with our products or prices;
         - the consolidation of manufacturers in the ready-to-assemble furniture industry;
         - increased advertising costs associated with promotional efforts;
         - increased interest rates;
         - pending or new litigation or governmental regulations such as the pending arbitration involving RadioShack;
         - other uncertainties which are difficult to predict or beyond our control; and

         - the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2000.

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




                               O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date:   November 14, 2000      By:              /s/ Richard D. Davidson
                                   ---------------------------------------------
                                                  Richard D. Davidson
                                                     President and
                                                Chief Executive Officer



Date:   November 14, 2000      By:               /s/ Phillip J. Pacey
                                   ---------------------------------------------
                                                  Phillip J. Pacey
                                              Senior Vice President and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

     27       Financial Data Schedule.....................................  16
