Form 10-Q
period 2000-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2001-02-14
CIK 915354

================================================================================



                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
                               -------------    -----------------
Commission file number: 0-28493


                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 43-1659062
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    1900 Gulf Street, Lamar, Missouri                    64759-1899
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

         As of February 9, 2001, 1,368,000 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $0.01 per share, were outstanding.




================================================================================

                      The Index to Exhibits is on page 19.

                                    Page 1 of

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)


                                                                                          December 31,     June 30,
                                        Assets                                                2000          2000
                                        ------                                            ------------   ----------

Current assets:
   Cash and cash equivalents                                                               $     13,395  $    11,867
   Trade receivables, net of allowance for doubtful accounts
      of $3,528 and $3,095, respectively                                                         53,305       58,975
   Inventories, net                                                                              62,970       65,256
   Prepaid expenses and other current assets                                                      6,555        6,432
                                                                                            -----------   ----------
         Total current assets                                                                   136,225      142,530

Property, plant and equipment, net                                                               93,172       99,548
Other assets                                                                                     13,270       14,295
Goodwill, net of accumulated amortization                                                        38,921       39,755
                                                                                            -----------   ----------
         Total assets                                                                      $    281,588  $   296,128
                                                                                            ===========   ==========

                         Liabilities and Stockholders' Deficit
                         -------------------------------------
Current liabilities:
   Accounts payable                                                                        $     12,127  $    15,399
   Current portion of long-term debt                                                             14,000        3,000
   Accrued liabilities                                                                           31,241       30,547
                                                                                            -----------   ----------
         Total current liabilities                                                               57,368       48,946

Long-term debt, less current portion                                                            235,520      247,299
Other liabilities                                                                                 5,422        3,364
Deferred income taxes                                                                            14,478       17,626
                                                                                            -----------   ----------
         Total liabilities                                                                      312,788      317,235

Commitments and contingencies (Note 8)

Mandatorily redeemable senior preferred stock; $0.01 par value, $27,970 liquidation value including accumulated dividends, 17,000,000 shares
authorized, 16,431,050 issued                                                                    13,985       12,781

Stockholders' deficit:
   Junior preferred stock, Series A; $0.01 par value,
      100,000 shares authorized, none issued                                                          -            -
   Junior preferred stock, Series B; $0.01 par value, at liquidation value including accumulated dividends; 1,000,000 shares authorized, 525,279.33 and
      515,681.33 issued at December 31, 2000 and June 30, 2000, respectively                     60,723       55,822
   Common stock; $0.01 par value, 2,000,000 shares authorized, 1,368,000 issued                      14           14
   Additional paid-in capital                                                                    13,425       14,385
   Retained deficit                                                                            (118,818)    (103,799)
   Notes receivable from employees                                                                 (309)        (296)
   Accumulated other comprehensive loss                                                            (220)         (14)
                                                                                            -----------   ----------
         Total stockholders' deficit                                                            (45,185)     (33,888)
                                                                                            -----------   ----------
         Total liabilities and stockholders' deficit                                       $    281,588  $   296,128
                                                                                            ===========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                                 Three months ended            Six months ended
                                                                    December 31,                 December 31,
                                                             --------------------------    -------------------------
                                                                 2000          1999           2000          1999
                                                             ------------   -----------    -----------   -----------

Net sales                                                    $     96,579   $   111,023    $   187,098   $   213,015
Cost of sales                                                      69,866        77,217        136,041       149,448
                                                             ------------   -----------    -----------   -----------
Gross profit                                                       26,713        33,806         51,057        63,567
                                                             ------------   -----------    -----------   -----------

Operating expenses:
   Selling, marketing and administrative                           18,923        22,540         38,679        43,086
   Restructuring charge                                            10,506             -         10,506             -
   Merger related expenses                                              -         7,162              -         7,792
   Transaction fee to related party                                     -         3,062              -         3,062
   Compensation expense associated with stock options                   -        10,697              -        10,697
   Loss on settlement of interest rate swap                             -           408              -           408
                                                             ------------   -----------    -----------   -----------
 Total operating expenses                                          29,429        43,869         49,185        65,045
                                                             ------------   -----------    -----------   -----------

Operating income (loss)                                            (2,716)      (10,063)         1,872        (1,478)
Other income (expense):
   Interest expense                                                (8,898)       (3,003)       (17,212)       (3,497)
   Interest income                                                    107           168            250           240
                                                             ------------   -----------    -----------   -----------

Loss before income tax provision,
   extraordinary item and cumulative effect
   of accounting change                                           (11,507)      (12,898)       (15,090)       (4,735)
Income tax provision (benefit)                                     (4,021)       (1,100)        (5,311)        1,835
                                                             ------------   -----------    -----------   -----------

Loss before extraordinary item and
   cumulative effect of accounting change                          (7,486)      (11,798)        (9,779)       (6,570)
Extraordinary loss from early extinguishment
   of debt, net of income tax benefit of $171                           -          (305)             -          (305)
Cumulative effect of accounting changes, net of income
   tax benefit of $53                                                   -             -            (95)            -
                                                             ------------   -----------    -----------   -----------

Net loss                                                           (7,486)      (12,103)        (9,874)       (6,875)
Dividends and accretion on preferred stock                         (2,586)         (782)        (5,145)         (782)
                                                             ------------   -----------    -----------   -----------

Net loss attributable to common stockholders                 $    (10,072)  $   (12,885)   $   (15,019)  $    (7,657)
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

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                         Six months ended
                                                                                           December 31,
                                                                                    ---------------------------
                                                                                       2000            1999
                                                                                    -----------     -----------

Cash flows provided (used) by operating activities:
  Net loss                                                                        $      (9,874)  $      (6,875)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depreciation and amortization                                                     7,851           7,364
        Amortization of debt issuance cost                                                1,026             170
        Bad debt expense                                                                    341             546
        Loss on disposal of assets                                                          107              77
        Impairment of long-lived assets to be sold                                        8,677               -
        Deferred income taxes                                                            (3,148)          1,025
        Accrual of special payment on options to purchase Series A junior
          preferred stock                                                                   457              70
        Compensation expense associated with stock options                                    -          10,627
Changes in current assets and liabilities:
        Trade receivables                                                                 5,329          (6,900)
        Inventories                                                                       2,286           1,610
        Other assets                                                                       (342)         (2,332)
        Accounts payable, accrued liabilities and
          income taxes payable                                                             (990)         12,005
                                                                                    -----------     -----------
        Net cash provided by operating activities                                        11,720          17,387
                                                                                    -----------     -----------

Cash flows used for investing activities:
  Capital expenditures                                                                   (9,192)         (5,742)
                                                                                    -----------     -----------

Cash flows provided (used) by financing activities:
  Issuance of stock, net of expenses                                                          -          45,884
  Redemption and cancellation of stock                                                        -        (269,044)
  Employee loan                                                                               -            (285)
  Proceeds from borrowings, including issuance of warrants                                    -         252,018
  Repayment of borrowings                                                                (1,000)        (16,000)
  Debt issuance costs                                                                         -         (12,720)
  Exercise of stock options                                                                   -             395
                                                                                    -----------     -----------
        Net cash provided (used) by financing activities                                 (1,000)            248
                                                                                    -----------     -----------

Net increase in cash and cash equivalents                                                 1,528          11,893
Cash and cash equivalents, beginning of period                                           11,867           3,740
                                                                                    -----------     -----------
Cash and cash equivalents, end of period                                          $      13,395   $      15,633
                                                                                    ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the six months ended December 31, 2000
                                 (in thousands)



                                    Series B junior                                                      Notes       Accumulated
                                    preferred stock      Common stock      Additional                 receivable         other
                                   ----------------- --------------------    paid-in    Retained         from       comprehensive
                                    Shares  Dollars   Shares     Dollars     capital     deficit       employees         loss
                                    ------  -------- ---------  ---------  -----------  ----------  -------------   -------------

Balance, June 30, 2000                 516  $ 55,822     1,368   $   14    $  14,385   $ (103,799)   $  (296)        $   (14)
   Net loss                                                                                (9,874)
   Other comprehensive loss                                                                                             (206)
   Loans to employees-interest
       income                                                                                            (13)
   Issuance of preferred stock
      upon exercise of warrants          9       960                            (960)
   Accrual of dividends and
       accretion on senior
      preferred stock                                                                      (1,204)
   Accrual of dividends and
       accretion on junior
       preferred stock                         3,941                                       (3,941)

                                    ------  -------- ---------  ---------  -----------  ---------    -------         -------
Balance, December 31, 2000             525  $ 60,723     1,368  $      14  $    13,425  $(118,818)   $  (309)        $  (220)
                                    ======  ======== =========  =========  ===========  =========    =======         =======


                                         Total
                                         stock-
                                        holders'       Comprehensive
                                         deficit          loss(1)
                                       ----------  -------------------

Balance, June 30, 2000                  $ (33,888)
   Net loss                                (9,874)      $    (9,874)
   Other comprehensive loss                  (206)             (206)
   Loans to employees-interest
       income                                 (13)
   Issuance of preferred stock
      upon exercise of warrants
   Accrual of dividends and
       accretion on senior
      preferred stock                      (1,204)
   Accrual of dividends and
       accretion on junior
       preferred stock                           -

                                        ----------      -----------
Balance, December 31, 2000              $  (45,185)     $   (10,080)
                                        ==========      ===========

(1) Comprehensive loss for the six months ended December 31, 1999 was $6,704.


  The accompanying notes are an integral part of these consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

NOTE 2--RESTRUCTURING CHARGE

         During the quarter, O'Sullivan recorded $10.5 million of restructuring and other charges which included $9.7 million for exit costs associated with the January 19, 2001 closing of the Cedar City, Utah manufacturing facility announced on November 17, 2000 and approximately $800,000 of cash termination benefits associated with a reduction in the support staff of about 45 employees in the corporate offices in Lamar, Missouri.

         The Utah land, building and excess equipment to be sold with a net book value of $20.3 million were written down to estimated fair value. O'Sullivan is actively attempting to sell the land, building and excess equipment as soon as practicable. The resulting impairment charge was approximately $8.7 million and is reflected in accumulated depreciation on the accompanying consolidated balance sheet. Some of the manufacturing equipment will be relocated to O'Sullivan's other manufacturing facilities. These relocation costs have not been included in the restructuring charge and will be expensed as incurred.

         Included in the Utah exit costs were $500,000 of cash termination benefits associated with the involuntary and voluntary separation of approximately 325 employees. Approximately 15% of the individuals were management employees and 85% were non-management employees. The majority of the termination payments for Utah and Missouri were paid in January 2001. The remaining payments will be paid within the next twelve months. The costs to relocate a few Utah employees are not included in this charge and will be expensed as incurred.

         Other exit costs for the Utah closing totaling approximately $525,000 have been recorded for real and personal property taxes, increased workers' compensation claims and security expenses. Costs to ship salable inventory to the Missouri and Virginia facilities have not been included in the restructuring charges and will be expensed as incurred.

NOTE 3--MERGER RELATED EXPENSES

         On November 30, 1999, O'Sullivan completed a recapitalization and merger through which the outstanding stock of O'Sullivan was purchased by an investment firm, Bruckmann, Rosser, Sherrill & Co., LLC ("BRS"), certain directors and members of O'Sullivan's senior management. The leveraged recapitalization required approximately $357 million to complete the merger and pay related fees and expenses. Approximately $264 million was funded via debt proceeds.

         For the quarter ended December 31, 1999, O'Sullivan recognized $10.2 million of merger related expenses for investment banking, legal, accounting, printing and other services. These costs included a payment to BRS of $3.1 million. For the six months ended December 31, 1999, merger related expenses were $10.9 million. The merger related expenses and the fee paid BRS have been included as separate line items in the accompanying consolidated statement of operations.

         O'Sullivan also incurred approximately $10.7 million in compensation expense associated with stock options as part of the merger. Of this amount, $6.0 million was exchanged for options to purchase shares of Series A junior preferred stock, $5.9 million in cash was paid and $1.1 million in liquidation value of senior preferred stock was distributed to the option holders. O'Sullivan had previously incurred approximately $2.3 million in compensation expense for the options prior to the merger. The compensation expense relating to the options has been included as a separate line item in the accompanying consolidated statement of operations.

         Also on November 30, 1999, O'Sullivan terminated an interest rate swap agreement, as required by the counter-party due to the merger and recapitalization, incurring a loss of $408,000. The loss on the settlement of the interest rate swap has been included as a separate line item in the accompanying consolidated statement of operations.

         At the time of the merger, O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million. The $476,000 repayment fee has been recognized as a $305,000 extraordinary loss, net of related tax benefit.

NOTE 4--ADOPTION OF SFAS 133

         O'Sullivan adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), on July 1, 2000. O'Sullivan currently has a costless interest rate collar hedging the variability of interest rates on $67.5 million of borrowings under the senior credit facilities which is designated as a cash flow hedge. As required by the transition provisions of FAS 133, O'Sullivan recorded a net-of-tax cumulative-effect type adjustment of $95,000 in current earnings to recognize the fair value of this derivative on July 1, 2000. O'Sullivan also recognized additional interest expense of approximately $722,000 for the quarter ended December 31, 2000 and $960,000 for the fiscal year to date. The charges represent the change in fair value of the interest rate collar.

         O'Sullivan's derivatives instruments are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, O'Sullivan designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair value" hedge), as a hedge of the variability of cash flows to be received or paid ("cash flow" hedge), or as a foreign-currency cash flow hedge ("foreign currency" hedge).

         Changes in the fair value of a derivative that is highly effective as--and that is designated and qualifies as--a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows. The interest rate collar is not currently effective, as the current interest rate on the hedged debt is within the upper and lower range of the collar. The ineffective portion of the cash flow hedge is recorded in current period earnings as interest expense.

         O'Sullivan formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash-flow or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. O'Sullivan also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

         O'Sullivan discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) because a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate. In most situations, when hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

NOTE 5--INVENTORY

         Inventory consists of the following:


                                                                December 31,     June 30,
                                                                    2000           2000
                                                                ------------   ----------
                                                                       (in thousands)


                 Finished goods                                     46,482         47,350
                 Work in process                                     6,272          6,258
                 Raw materials                                      10,216         11,648
                                                                ----------     ----------
                                                                $   62,970     $   65,256
                                                                ==========     ==========



NOTE 6--AMENDMENT TO SENIOR CREDIT FACILITIES

         O'Sullivan's credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on O'Sullivan's ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on O'Sullivan's stock. Amendments to the senior credit facilities were recently finalized. The primary changes to the credit facilities were to the covenants for minimum consolidated EBITDA, consolidated leverage ratio, consolidated interest coverage ratio and the consolidated fixed charge coverage ratio. The amended covenants are less restrictive than those in the original credit facilities. The amendment also requires a $10.0 million prepayment of the term loans on or before June 30, 2001. At December 31, 2000, O'Sullivan was in compliance with all debt covenants, as amended.

NOTE 7--RELATED PARTY TRANSACTIONS

         O'Sullivan entered into a management services agreement with BRS for strategic and financial advisory services on November 30, 1999. The annual fee for these services is the greater of (a) 1% of O'Sullivan's consolidated earnings before interest, taxes, depreciation and amortization or (b) $300,000. Under the management services agreement, BRS can also receive reimbursement for expenses, which are limited to $50,000 a year under the senior credit facilities.

         The senior credit facilities and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio for O'Sullivan Industries, Inc.'s most recently ended four full fiscal quarters was at least
2.0 to 1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         In September 2000, O'Sullivan paid BRS $682,000 under the management services agreement, of which $266,000 was a prepayment of a portion of the fiscal 2001 management fees. The prepaid balance of $64,000 at December 31, 2000 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The management fee expense of $82,000 and $202,000 recognized during the quarter and six months ended December 31, 2000, respectively, is included in selling, marketing and administrative expense in the accompanying consolidated statement of operations.

         At December 31, 2000, O'Sullivan held two notes receivable with a balance of approximately $309,000 from two employees of O'Sullivan. O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the recapitalization and merger. The notes bear interest at the rate of 9% per annum and mature on November 20, 2009, or earlier if there is a change of control. The notes are with full recourse to the employees. The receivables are recorded on the accompanying consolidated balance sheet as a reduction in stockholders' equity.

NOTE 8--COMMITMENTS AND CONTINGENCIES

RADIOSHACK LITIGATION

         On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. The complaint related to a potential reduction in O'Sullivan's tax benefit payments to RadioShack that would result from increased interest expense after the completion of the merger. RadioShack claims that this reduction would violate the tax sharing and tax reimbursement agreement. The complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax-sharing payments to RadioShack as if the merger had not occurred.

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

         On October 8, 1999, the District Court ruled on RadioShack's motion for summary judgment. It found that the dispute resolution provision of the tax sharing agreement was triggered, and ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan representatives have discussed the issues in the dispute but did not reach a resolution. Arbitrators have been selected, and discovery is progressing.

          For the six months ended December 31, 2000, O'Sullivan made no payment to RadioShack pursuant to the tax sharing agreement. If the arbitration ruling is in RadioShack's favor, O'Sullivan's payments would be substantially higher; the amount would depend on O'Sullivan's taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The domestic ready-to-assemble furniture market experienced significant growth from fiscal 1997 through fiscal 2000 and emerged as a key component of the overall U.S. home and office furnishings industry. We are a leading ready-to-assemble furniture manufacturer in the United States with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products-bookcases, cabinets, computer workcenters, desks, entertainment centers and stereo racks with retail prices ranging from $20 to $999. In recent years, we have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, department stores, home improvement centers and home furnishings retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and sustain our future growth.

         In fiscal 1999 and 2000, our net sales increased in excess of 10% per year, reflecting the strong growth for the RTA furniture market and the strong U.S. economy generally. In the first half of fiscal 2001, our sales fell 12.2%, reflecting an industry slowdown and the slowing of the U.S. economy generally. We currently expect that our sales for the third quarter of the fiscal year will be down 10% to 15% from the prior year. We now expect our fourth quarter sales will improve over fiscal 2000's fourth quarter sales. However, our sales could continue to suffer if the weak retail environment does not improve.

         We have taken steps to rationalize our operations with our revised sales expectations by closing our Cedar City, Utah facility and reducing our staff in Lamar, Missouri. See "Restructuring Charge" below.

         While we have confidence in the long-term future of the RTA furniture industry, we cannot yet predict when our sales will return to their historical growth rates.

         We purchase large quantities of raw materials including particleboard and fiberboard. We are dependent on our outside suppliers for all these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our profits were reduced by price increases of these commodities. While we have seen price decreases that reduced our raw material costs somewhat in the second quarter of fiscal 2001, we cannot assure you that raw material prices will not increase in the future.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the quarter ended December 31, 2000 decreased by $14.4 million, or 13.0%, to $96.6 million, down from $111.0 million for the quarter ended December 31, 1999. For the six-month period ended December 31, 2000, sales decreased $25.9 million, or 12.2%, to $187.1 million from $213.0 million. Sales decreases were caused by the following:

         - A general weakening in retail sales, especially in the office superstore and mass merchants channels which may be due to higher interest rates, higher energy costs and waning consumer confidence.

         - The decision by Service Merchandise, subsequent to its bankruptcy filing in March 1999, to stop selling home office and home entertainment furniture. Sales to Service Merchandise declined from 5% of our gross sales in the second quarter of fiscal 2000 to less than 1% in the second quarter of fiscal 2001. Year-to-date sales to Service Merchandise declined from 6% of gross sales in fiscal 2000 to less than 1% in fiscal 2001.

         - Some of our large customers reduced their inventories of our product.

         The sales decreases were partially offset by sales increases in the consumer electronic, home improvement center and speciality retailer channels for both the quarter and six-month period. Lower unit volume accounted for most of the sales decrease although the average sales price was also slightly lower.

         On December 28, 2000, Montgomery Ward & Co., Inc. filed for Chapter 11 bankruptcy court protection and said it will close its 250 stores and 10 distribution centers. At the time of the bankruptcy filing, our receivable balance from Montgomery Ward totaled approximately $50,000. Montgomery Ward accounted for approximately 3% of gross sales in the first half of fiscal 2001. There can be no assurance that we will be able to replace these sales.

         In January 2001, some of our largest customers announced store closings. Office Depot announced it will close 70 stores in North America, while opening 50 new stores in 2001. OfficeMax announced it is closing 50 stores and will reduce its new store openings in 2001 and 2002 to 25 stores per year. ShopKo is closing 23 stores. The store closings will reduce our sales at least temporarily, although the magnitude and duration of the reduction is difficult to estimate.

         Gross Profit. Gross profit decreased to $26.7 million, or 27.7% of sales, for the three months ended December 31, 2000 from $33.8 million, or 30.4% of sales, for the comparable prior year quarter. For the six months ended December 31, 2000, gross profit declined to $51.1 million, or 27.3% of sales, from $63.6 million, or 29.8% of sales, in the first half of fiscal 2000.

         Commodity prices of particleboard and fiberboard, major components of our products, were generally higher during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. However, we experienced a weakening in particleboard prices in September 2000 that continued during the quarter ended December 31, 2000. These price declines helped our gross profit somewhat in the second quarter of fiscal 2001; however, due to our finished goods inventory levels, the sales in the second quarter did not fully reflect the new lower costs. Compared to the prior fiscal year, we anticipate continued lower particleboard prices during the remainder of this fiscal year because of generally weaker economic conditions and additional production capacity.

         Production volumes decreased in conjunction with lower sales, resulting in less overhead absorption. By closing our Utah plant, we expect to increase the production volume at the two remaining locations in Missouri and Virginia. We expect the increased volume will result in greater absorption of fixed overhead expenses, as well as improved production efficiencies, during the second half of this fiscal year.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses for both the quarter and the six-month period declined due to lower promotional and freight costs primarily caused by decreased sales volume. Profit sharing and incentive compensation expenses decreased in both the quarter and year-to-date periods of fiscal 2001 compared to fiscal 2000 because of lower sales and profit levels.

         Restructuring Charge. In November 2000, we announced a strategic restructuring plan intended to ensure long-term stability and prosperity. The slowdown in sales during the first half of this fiscal year caused us to reassess our business plan, specifically expenses and available production capacity. It became evident that the sales downturn, combined with improvements in production efficiencies and expansions at the Missouri and Virginia plants during the past few years, provided production capacity that exceeded near term sales requirements. Based on forecasted sales, the Missouri and Virginia plants will provide sufficient production for the next two and possibly three fiscal years with minimal capital expenditures for increased capacity after ongoing projects are completed. Accordingly, we closed the Utah facility on January 19, 2001.

         While some equipment will be relocated to the operating plants, excess equipment as well as the building and land will be sold. We have written the fixed assets to be sold down to estimated fair value and recognized a loss of $8.7 million on the asset impairment. The fair value is an estimate, and the impairment may be adjusted in the future. We have also recognized a $500,000 expense for the involuntary termination of approximately 325 employees at the Utah facility as well as exit costs of approximately $525,000 for increased workers' compensation claims expenses, real and personal property taxes and security expenses applicable to the Utah facility closure. Nearly all of the cash for the involuntary terminations was paid in January 2001. The remaining payments will be within the next twelve months.

         In conjunction with the Utah plant closing, we reduced the administrative and support staff at the Lamar, Missouri headquarters through voluntary and involuntary terminations. About 45 employees have received termination packages totaling approximately $800,000. Most of the termination payments will be made in the third quarter of fiscal 2001, although a few will carry over into the first quarter of fiscal 2002.

         We expect immediate benefits from the restructuring, although the following will offset these benefits somewhat during the remainder of this fiscal year:

                  - inefficiencies during the final production periods in Utah;
                  - freight and installation costs to relocate certain equipment;
                  -        freight costs to consolidate certain inventory; and
                  - relocation costs for a few employees transferring to the Missouri or Virginia facilities.

         We expect approximately $5.0 million of annual net savings from closing our Utah facility.

         The restructuring charge of $10.5 million is included as a separate line item on the accompanying consolidated statement of operations. The $8.7 million to devalue the building and excess equipment to be sold increased the accumulated depreciation balance. The remaining restructuring accrual for the termination benefits and other exit costs of $1.8 million is included in accrued liabilities on the accompanying consolidated balance sheet.

         Merger Related and other Special Charges. There were no merger-related expenses for the six months ended December 31, 2000. Merger related expenses associated with the November 30, 1999 recapitalization and merger totaled $22.0 million for the six-month period ended December 31, 1999. All but $630,000 was recognized in the second quarter of fiscal 2000.

         Depreciation and Amortization. Depreciation and amortization expenses stayed fairly constant at $3.9 million in the second quarter of fiscal 2001 as compared to $3.7 million for the second quarter of fiscal 2000. For the six months ended December 31, 2000, depreciation and amortization expenses increased $847,000, or 6.6%, to $7.9 million from $7.4 million for the six months ended December 31, 1999. The increase was due to capital additions for capacity expansion and manufacturing equipment upgrades as well as amortization of certain non-compete agreements with former employees. Forward looking, the closing of the Utah plant and the write-down of impaired assets to fair value will decrease depreciation expense by approximately $425,000 per quarter.

         Operating Loss. Operating loss, including restructuring, merger related and other one-time charges decreased $7.4 million to $2.7 million for the quarter ended December 31, 2000, from $10.1 million in the three months ended December 31, 1999. Operating loss, including restructuring, merger related and other special charges, decreased $3.0 million from $1.5 million in the first six months of fiscal 2000 to $1.9 million of operating income during the six-month period ended December 31, 2000.

         Merger related expenses totaling $21.3 million and $22.0 million caused the operating losses for the three months and six months ended December 31, 1999. The operating loss for the same periods in fiscal 2001 was increased by the restructuring charge of $10.5 million in the second quarter of fiscal 2001. The sales decreases of 12% to 13% for both the quarter and six months ended December 31, 2000 also materially reduced operating profits.

         Net Interest Expense. Net interest expense increased significantly for both the quarter and six months ended December 31, 2000 when compared to the same period in the prior fiscal year. Net interest expense increased from $2.8 million to $8.8 million during the quarter and from $3.3 million to $17.0 million during the six-month period. The interest expense increased due to the higher level of borrowings associated with the financing of the November 30, 1999 recapitalization and merger. O'Sullivan also recorded interest expense of $722,000 and $960,000 for the quarter and six months ended December 31, 2000, respectively, associated with the July 1, 2000 adoption of FAS 133.

         Income Tax Expense. The income tax benefit increased from $1.1 million in the second quarter of fiscal 2000 to $4.0 million in the second quarter of fiscal 2001. The income tax benefit for the first six months of fiscal 2001 was $5.3 million compared to the income tax expense of $1.8 million in the six months ended December 30, 1999. Certain merger related expenses in fiscal 2000 were not deductible for federal income tax purposes resulting in lower tax benefits for the quarter ending December 31, 1999 and a tax expense for the first six months of fiscal 2000. The effective tax rate for fiscal 2001 was 35%.

         Extraordinary Items. On November 30, 1999, O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million. The $476,000 prepayment fee was recognized as an extraordinary loss of $305,000, net of the related tax benefit.

         Cumulative Effect of Accounting Change. Upon the July 1, 2000 adoption of FAS 133, O'Sullivan recognized a liability based upon the fair value of a costless interest rate collar initiated on February 28, 2000. That portion of the liability incurred prior to the quarter ended September 30, 2000, $148,000, is included, net of income tax benefit of $53,000, as cumulative effect of accounting change on the accompanying consolidated statement of operations.

         Net Loss. Net loss decreased to $7.5 million, or 7.8% of sales, for the three-month period ended December 31, 2000 from $12.1 million, or 10.9% of sales, for the quarter ended December 31, 1999. For the six-month period ended December 31, 2000, the net loss increased $3.0 million to $9.9 million, or 5.3% of sales, from $6.9 million or 3.2% in fiscal 2000.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $16.3 million to $9.9 million for the quarter ended December 31, 2000 from a deficit of $6.4 million for the prior year quarter. For the six months ended December 31, 2000, EBITDA increased $12.5 million to $18.4 million from $5.9 million for the comparable period a year ago. EBITDA increased in both the quarter and year-to-date periods primarily due to the absence of merger related expenses this fiscal year compared to the prior year. The sales decrease this fiscal year compared to fiscal 2000 adversely effected EBITDA for both the quarter and six months ending December 31, 2000.

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

         Adjusted EBITDA. Our adjusted EBITDA, which excludes the termination benefits and other restructuring charges, merger related expenses, compensation expense associated with stock options and the loss on the termination of the interest rate swap, decreased by $3.1 million to $12.0 million for the quarter ended December 31, 2000, compared to $15.0 million in the prior year quarter. For the six-month period ended December 31, 2000, our adjusted EBITDA decreased $7.2 million to $20.7 million from $27.9 million for the six months ended December 31, 1999. The decrease in adjusted EBITDA for the quarter and six-month period was primarily driven by decreased sales volumes and under absorption of fixed costs associated with the lower production levels.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facilities, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facilities and our notes, payments to RadioShack and to provide for working capital and capital expenditures.

         Working Capital. As of December 31, 2000, we had cash equivalents of $13.4 million. Net working capital was $78.9 million at December 31, 2000 compared to $92.3 million at June 30, 2000. Accounts receivable are $5.7 million less than at the end of fiscal 2000 due to lower sales volumes and changes in payment terms with certain customers. Inventories decreased $2.3 million as well. Accounts payable were $3.3 million less at December 31, 2000 compared to June 30, 2000 because of the lower activity levels. Current portion of long-term debt, at

$14.0 million on December 31, 2000, is $11.0 million higher than the balance at December 31, 1999. The change is due primarily due to an amendment to the senior credit facilities which requires a $10.0 million prepayment of our term loans by June 30, 2001.

         Operating Activities. Net cash provided by operating activities for the six months ended December 31, 2000 was $11.7 million compared to $17.4 million for the six months ended December 31, 1999. The net loss for the six months ending December 31, 2000 is $3.0 million more than the net loss for the same prior year period. Of the $22.0 million merger related expenses last year, only $10.6 million were non-cash charges. Nearly $8.7 million of the $10.5 million restructuring charges this fiscal year are non-cash charges.

         Investments in receivables and inventories also decreased this fiscal year by $7.6 million compared to increased investment of $5.3 million last year. Payables, accrued liabilities and other liabilities payable provided $1.0 million less cash in the first six months of fiscal 2001 while providing $12.0 million additional cash during the same period in fiscal 2000. Decreased sales activity this fiscal year accounted for most of the decreases in current assets and liabilities.

         Investing Activities. We invested $9.2 million for capital expenditures for the six months ended December 31, 2000 compared to $5.7 million for the prior year six-month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $9.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facilities.

         Financing Activities. As of December 31, 2000, we had total debt of $258.0 million consisting of the following:

         - $133.0 million in senior secured credit facilities consisting of a $33.0 million term loan with quarterly installments through September 2005, $100.0 million term loan with quarterly installments through June 2007 and a $40.0 million revolving line of credit, currently with no borrowings. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.4 million.

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

         During the quarter we made a regularly scheduled principal payment of $500,000 against a term loan in our senior secured credit facilities. We also repaid $3.0 million that had been borrowed against our revolving line of credit. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our revolver was approximately $25.6 million at December 31, 2000, of which approximately $7.9 million was available due to covenant restrictions.

         Our credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock. Amendments to the bank credit agreement were recently finalized. The primary changes to the credit agreement were to covenants for minimum consolidated EBITDA, consolidated leverage ratio, consolidated interest coverage ratio and the consolidated fixed charge coverage ratio. The amended covenants are less restrictive than those in the original credit facilities. The amendment also requires a $10.0 million prepayment of the term loans on or before June 30, 2001. At December 31, 2000 we were in compliance with all debt covenants, as amended.

         As required under the new senior facilities, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at December 31, 2000, we would have been required to pay the counter-party approximately $1.1 million.

         Tax Sharing Agreement. During the quarter ended December 31, 2000, O'Sullivan made no payment to RadioShack pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. The effect of the merger upon our payments to RadioShack under this agreement is the subject of an arbitration proceeding. If the ruling in the arbitration proceeding is in RadioShack's favor, our payments under the tax sharing agreement would be substantially higher; the amount would depend on our taxable income.

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

         We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. As required under our credit facilities, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at December 31, 2000, we would have been required to pay the counter-party approximately $1.1 million.

         Due to the nature of our product lines, O'Sullivan has material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect our cost of sales by approximately $1.2 million annually.

         As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin during the last six months of fiscal 2000 and the first six months of fiscal 2001. During fiscal 2001, these commodity prices have declined. We expect the lower prices will help our gross margin in the last half of fiscal 2001. We cannot guarantee that price increases in these or other commodities will not reoccur.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of stockholders of O'Sullivan was held on November 9, 2000 to elect one Class I director. We did not solicit proxies. Mr. Richard D. Davidson was reelected as a Class I director. The vote was 1,095,897 votes for Mr. Davidson and 0 votes withheld.

ITEM 5.  OTHER INFORMATION.

FORWARD LOOKING STATEMENTS.

         Cautionary Statement Regarding Forward Looking Information.

         Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation report, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe,""would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

         - significant indebtedness that may limit our financial and operational flexibility;
         - changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, or otherwise, as we experienced in the first two quarters of fiscal 2001;
         - pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of our ability to supply product;
         - raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995 and to a lesser extent in fiscal year 2000;
         - transportation cost increases, due to higher fuel costs or otherwise;
         - loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the reorganization of Service Merchandise Co., Inc. in 2000 and the liquidation of Montgomery Ward & Co. in 2001;
         - actions of current or new competitors that increase competition with our products or prices;
         - the consolidation of manufacturers in the ready-to-assemble furniture industry;
         -    increased advertising costs associated with promotional efforts;
         -    increased interest rates;
         - pending or new litigation or governmental regulations such as the pending arbitration involving RadioShack;
         - other uncertainties which are difficult to predict or beyond our control; and
         - the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

         Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements. You should not place a lot of weight on these statements. These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document. We may or may not provide updates to the forward-looking statements.

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

         (b)  Reports on Form 8-K:

              November 17, 2000            Item 5 Other Events and Regulation FD
                                                  Disclosure

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date:   February 13, 2001           By:           /s/ Richard D. Davidson
                                           -------------------------------------
                                                      Richard D. Davidson
                                                         President and
                                                      Chief Executive Officer



Date:   February 13, 2001           By:           /s/ Phillip J. Pacey
                                           -------------------------------------
                                                      Phillip J. Pacey
                                                   Senior Vice President and
                                                     Chief Financial Officer
                                                   (Principal Financial and
                                                     Accounting Officer)

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

     10.1     Second Amendment dated as of January 25, 2001 to Credit Agreement among O'Sullivan Industries, Inc., as Borrower, O'Sullivan Industries
              Holdings, Inc., the several lenders from time to time parties thereto,
              Lehman Brothers, Inc., as lead arranger and book manager, Wachovia
              Bank, N.A., as syndication agent, Lehman Commercial Paper Inc., as administrative agent and General Electric Capital Corporation, as documentation agent......................................................... 20
