Form 10-Q
period 2001-03-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2001-05-15
CIK 915354

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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

                                 (417) 682-3322
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                             -------     ------

     As of May 10, 2001, 1,368,000 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $0.01 per share, were outstanding.





                    The Index to Exhibits begins on page 18.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                         March 31,        June 30,
                                       Assets:                                              2001            2000
                                                                                         ---------        --------
Current assets:
   Cash and cash equivalents                                                            $      13,433   $    11,867
   Trade receivables, net of allowance for doubtful accounts
      of $3,312 and $3,095, respectively                                                       56,691        58,975
   Inventories, net                                                                            55,517        65,256
   Prepaid expenses and other current assets                                                    7,126         6,432
                                                                                        -------------   -----------
         Total current assets                                                                 132,767       142,530

Property, plant and equipment, net                                                             95,445        99,548
Other assets                                                                                   12,751        14,295
Goodwill, net of accumulated amortization                                                      38,504        39,755
                                                                                        -------------   -----------
         Total assets                                                                   $     279,467   $   296,128
                                                                                        =============   ===========
                               Liabilities and Stockholders' Deficit:
Current liabilities:
   Accounts payable                                                                     $      15,106   $    15,399
   Current portion of long-term debt                                                           14,000         3,000
   Accrued liabilities                                                                         24,364        30,547
                                                                                        -------------   -----------
         Total current liabilities                                                             53,470        48,946

Long-term debt, less current portion                                                          236,261       247,299
Other liabilities                                                                               5,576         3,364
Deferred income taxes                                                                          14,478        17,626
                                                                                        -------------   -----------
         Total liabilities                                                                    309,785       317,235

Commitments and contingencies (Note 8)

Mandatorily redeemable senior preferred stock; $0.01 par value, $28,809 and $26,386 liquidation value including accumulated dividends at March
31, 2001 and June 30, 2000, respectively, 17,000,000 shares authorized,
16,431,050 issued                                                                              14,643        12,781
Stockholders' deficit:
   Junior preferred stock, Series A; $0.01 par value,
      100,000 shares authorized, none issued                                                        -             -
   Junior preferred stock, Series B; $0.01 par value, at liquidation value including accumulated dividends; 1,000,000 shares authorized, 529,009.33 and 515,681.33
      issued at March 31, 2001 and June 30, 2000, respectively                                 63,228        55,822
   Common stock; $0.01 par value, 2,000,000 shares authorized, 1,368,000 issued                    14            14
   Additional paid-in capital                                                                  13,053        14,385
   Retained deficit                                                                          (120,630)     (103,799)
   Notes receivable from employees                                                               (315)         (296)
   Accumulated other comprehensive loss                                                          (311)          (14)
                                                                                        -------------   -----------
         Total stockholders' deficit                                                          (44,961)      (33,888)
                                                                                        -------------   -----------
         Total liabilities and stockholders' deficit                                    $     279,467   $   296,128
                                                                                        =============   ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                 Three months ended          Nine months ended
                                                                     March 31,                   March 31,
                                                            --------------------------  --------------------------
                                                                 2001         2000          2001          2000
                                                            ------------- ------------  ------------  ------------
  Net sales                                                 $    101,145  $   116,686   $   288,243   $  329,701
  Cost of sales                                                   72,545       82,732       208,586      232,180
                                                            ------------  -----------   -----------   ----------
  Gross profit                                                    28,600       33,954        79,657       97,521
                                                            ------------  -----------   -----------   ----------
  Operating expenses:
     Selling, marketing and administrative                        17,523       21,412        56,202       64,568
     Restructuring charge                                              -            -        10,506            -
     Merger related expenses                                           -            -             -        7,792
     Transaction fee to related party                                  -            -             -        3,062
     Compensation expense associated with stock options                -            -             -       10,627
     Loss on settlement of interest rate swap                          -            -             -          408
                                                            ------------  -----------   -----------   ----------
  Total operating expenses                                        17,523       21,412        66,708       86,457
                                                            ------------  -----------   -----------   ----------
  Operating income                                                11,077       12,542        12,949       11,064
  Other income (expense):
     Interest expense                                             (9,701)      (7,902)      (26,913)     (11,399)
     Interest income                                                 176          207           426          447
                                                            ------------  -----------   -----------   ----------
  Income (loss) before income tax provision,
     extraordinary item and cumulative effect
     of accounting change                                          1,552        4,847       (13,538)         112
  Income tax provision (benefit)                                     573        1,912        (4,738)       3,747
                                                            ------------  -----------   -----------   ----------
  Income (loss) before extraordinary item and
     cumulative effect of accounting change                          979        2,935        (8,800)      (3,635)
  Extraordinary loss from early extinguishment
     of debt, net of income tax benefit of $171                        -            -             -         (305)
  Cumulative effect of accounting change, net of
  income tax benefit of $53                                            -            -           (95)           -
                                                            ------------  -----------   -----------   ----------
  Net income (loss)                                                  979        2,935        (8,895)      (3,940)
  Dividends and accretion on preferred stock                      (2,791)      (2,376)       (7,936)      (3,158)
                                                            ------------  -----------   -----------   ----------
  Net income (loss) attributable to common
     stockholders                                           $     (1,812) $       559   $   (16,831)  $   (7,098)
                                                            ============  ===========   ===========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Nine months ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  -------------  -------------
Cash flows provided by operating activities:
        Net loss                                                                  $      (8,895) $      (3,940)
        Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation and amortization                                                 11,248         11,340
           Amortization of debt issuance cost                                             1,554            694
           Bad debt expense                                                                 241            856
           Loss on disposal of assets                                                       112            125
           Impairment of long-lived assets to be sold                                     8,677              -
           Deferred income taxes                                                         (3,148)         1,025
           Accrual of special payment on options to purchase Series A
            junior preferred stock                                                          702            284
           Compensation expense associated with stock options                                 -         10,627
        Changes in current assets and liabilities:
           Trade receivables                                                              2,043        (11,412)
           Inventories                                                                    9,739            604
           Other assets                                                                  (1,004)        (2,339)
           Accounts payable, accrued liabilities and income taxes payable                (3,369)        14,938
                                                                                  ------------   -------------
                Net cash provided by operating activities                                17,900         22,802
                                                                                  -------------  -------------
Cash flows used for investing activities:
        Capital expenditures                                                            (14,334)        (7,719)
                                                                                  -------------  -------------
Cash flows provided (used) by financing activities:
        Issuance of stock, net of expenses                                                    -         45,884
        Redemption and cancellation of stock                                                  -       (269,044)
        Employee loans                                                                        -           (285)
        Proceeds from borrowings, including issuance of warrants                              -        252,018
        Repayment of borrowings                                                          (2,000)       (20,000)
        Debt issuance costs                                                                   -        (13,035)
        Exercise of stock options                                                             -            395
                                                                                  -------------  -------------
                Net cash flows used by financing activities                              (2,000)        (4,067)
                                                                                  -------------  -------------
Net increase in cash and cash equivalents                                                 1,566         11,016
Cash and cash equivalents, beginning of period                                           11,867          3,740
                                                                                  -------------  -------------
Cash and cash equivalents, end of period                                          $      13,433  $      14,756
                                                                                  =============  =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    For the nine months ended March 31, 2001
                                 (in thousands)

                                              Series B junior
                                              preferred stock         Common Stock       Additional
                                            --------------------   -----------------      paid-in       Retained
                                            Shares       Dollars   Shares    Dollars      capital       deficit
                                            ------     ---------   ------    -------    ------------  -----------
Balance, June 30, 2000                         516     $  55,822    1,368    $   14     $   14,385    $ (103,799)

   Net loss                                                                                               (8,895)
   Other comprehensive loss
   Loans to employees-interest
      income
   Issuance of preferred
      stock upon exercise of
      warrants                                  13         1,332                            (1,332)
   Accrual of dividends and
      accretion on senior preferred
      stock                                                                                               (1,862)
   Accrual of dividends and
      accretion on junior preferred stock                  6,074                                          (6,074)
                                               ---     ---------    -----    ------     ----------    -----------
Balance, March 31, 2001                        529     $  63,228    1,368    $   14     $   13,053    $ (120,630)
                                               ===     =========    =====    ======     ==========    ===========

                                                     Notes        Accumulated
                                                   receivable        other           Total
                                                     from        comprehensive    stockholders'   Comprehensive
                                                   employees         loss           deficit          loss(1)
                                                  -----------    -------------    -------------   -------------
Balance, June 30, 2000                             $   (296)       $   (14)       $   (33,888)

   Net loss                                                                            (8,895)       $  (8,895)
   Other comprehensive loss                                           (297)              (297)            (297)
   Loans to employees-interest
      income                                            (19)                              (19)
   Issuance of preferred
      stock upon exercise of
      warrants
   Accrual of dividends and
      accretion on senior preferred
      stock                                                                            (1,862)
   Accrual of dividends and
      accretion on junior preferred stock
                                                ------------       --------       ------------        ---------
Balance, March 31, 2001                         $      (315)       $  (311)       $   (44,961)       $  (9,192)
                                                ============       ========       ============       ==========



(1) Comprehensive income for the three months ended March 31, 2001 was $888. Comprehensive income (loss) for the three and nine months ended March 31, 2000 was $2,800 and $(3,951), respectively.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

NOTE 2--RESTRUCTURING CHARGE

     On November 17, 2000, O'Sullivan announced a restructuring plan to reduce operating expenses, increase operating capital and align production capacity with anticipated levels of business in 2001 and beyond. During the quarter ended December 31, 2000, O'Sullivan recorded a restructuring charge of $10.5 million which included $9.7 million for exit costs associated with the January 19, 2001 closing of the Cedar City, Utah manufacturing facility and approximately $807,000 of cash termination benefits associated with a reduction in the support staff of about 40 employees in the corporate offices in Lamar, Missouri.

     O'Sullivan is actively attempting to sell the Utah land, building and excess equipment as soon as practicable. Fixed assets with a net book value of $20.3 million were written down to estimated fair value, resulting in an impairment charge of approximately $8.7 million. The impairment charge is reflected in accumulated depreciation on the accompanying consolidated balance sheet.

     Included in the Utah exit costs were $495,000 of cash termination benefits associated with the involuntary separation of approximately 325 management and non-management employees. Other exit costs totaling approximately $527,000 for property taxes, increased workers' compensation claims and security expenses were also recorded.

     Substantially all of the Utah cash termination benefits were paid during the quarter ended March 31, 2001. Approximately one-half of the corporate office termination benefits will be paid by the end of fiscal 2001, with the remainder paid in fiscal 2002. Costs that benefit continuing activities were excluded from the restructuring charge and are included in cost of sales on the accompanying consolidated statement of operations.

     The components of the restructuring charge and an analysis of the amounts charged against the accrual are outlined below:

                                            Restructuring   Charges
                                               Accrual       through      Balance
       Restructuring Charges                   12/31/00      3/31/01      3/31/01
      ----------------------                --------------  ---------    --------
                                                          (in thousands)
Employee termination benefits (1)           $   1,302        $   772     $   530
Other Utah facility exit costs (1)                527            152         375
                                            ---------        -------     -------
Total                                       $   1,829        $   924     $   905
                                            =========        =======     =======

(1) Included in accrued liabilities in the accompanying consolidated balance sheet.

        Accumulated depreciation was increased $8.7 million to record asset impairments.

NOTE 3--MERGER RELATED EXPENSES

     On November 30, 1999, O'Sullivan completed a recapitalization and merger through which the outstanding stock of O'Sullivan was purchased by an investment firm, Bruckmann, Rosser, Sherrill & Co. II, LLC ("BRS"), certain directors and members of O'Sullivan's senior management. The leveraged recapitalization required approximately $357 million to complete the merger and pay related fees and expenses. Approximately $264 million was funded via debt proceeds.

     For the nine months ended March 31, 2000, O'Sullivan recognized $10.9 million of merger related expenses for investment banking, legal, accounting, printing and other services. These costs included a payment to BRS of $3.1 million. The merger related expenses and the fee paid BRS have been included as separate line items in the accompanying consolidated statement of operations.

     O'Sullivan also incurred approximately $10.6 million in compensation expense associated with stock options as part of the merger. Of this amount, $6.0 million was exchanged for options to purchase shares of Series A junior preferred stock, $5.9 million in cash was paid and $1.1 million in liquidation value of senior preferred stock was distributed to the option holders. O'Sullivan had previously incurred approximately $2.3 million in compensation expense for the options prior to the merger. The compensation expense relating to the options has been included as a separate line item in the accompanying consolidated statement of operations.

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

NOTE 4--ADOPTION OF SFAS 133

     O'Sullivan adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133") on July 1, 2000. O'Sullivan currently has a costless interest rate collar hedging the variability of interest rates on approximately one-half of the original borrowings under the senior credit facilities term loans, less scheduled principal payments. As of March 31, 2001, the notional amount of the collar was $66.0 million. The collar is designated as a cash flow hedge. As required by the transition provisions of FAS 133, O'Sullivan recorded a net-of-tax cumulative-effect type adjustment of $95,000 in current earnings to recognize the fair value of this derivative on July 1, 2000. O'Sullivan also recognized additional interest expense of approximately $1.1 million for the quarter ended March 31, 2001 and $2.0 million for the fiscal year to date. The charges represent the change in fair value of the interest rate collar.

     O'Sullivan's derivative instruments are recognized on the balance sheet at their fair value. On the date a derivative contract is entered into, O'Sullivan designates its derivative as either a hedge of the fair value of a recognized asset or liability ("fair value" hedge), as a hedge of the variability of cash flows to be received or paid ("cash flow" hedge), or as a foreign-currency cash flow hedge ("foreign currency" hedge).

     Changes in the fair value of a derivative that is highly effective as--and that is designated and qualifies as--a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability of cash flows. The interest rate collar is not currently effective, as the current interest rate on the hedged debt is below the upper range of the collar. The ineffective portion of the cash flow hedge is recorded in current period earnings as interest expense.

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

     O'Sullivan discontinues hedge accounting prospectively when (1) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designation of the derivative as a hedge instrument is no longer appropriate. In most situations, when hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

NOTE 5--INVENTORY

         Inventory consists of the following:

                                                    March 31,        June 30,
                                                     2001              2000
                                                   --------          -------
                                                         (in thousands)
      Finished goods                                $ 38,273      $ 47,350
      Work in process                                  5,977         6,258
      Raw materials                                   11,267        11,648
                                                    --------      --------
                                                    $ 55,517      $ 65,256
                                                    ========      ========

NOTE 6--AMENDMENT TO SENIOR CREDIT FACILITIES

     O'Sullivan's credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, a requirement to maintain certain financial ratios and restrictions on O'Sullivan's ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on O'Sullivan's stock. The senior credit facilities agreement was amended as of January 30, 2001. The primary changes to the credit facilities were to the covenants for minimum consolidated EBITDA, consolidated leverage ratios, consolidated interest coverage ratio and the consolidated fixed charge coverage ratio. The amended covenants are less restrictive than those in the original credit facilities. The amendment also required a $10.0 million prepayment of the term loans on or before June 30, 2001. At March 31, 2001, O'Sullivan was in compliance with all debt covenants, as amended.

     On March 30, 2001, O'Sullivan transferred $5.0 million to the loan syndicate administrator for dispersal to the note holders. The money was subsequently paid to reduce the balance of the senior term notes; $1.2 million reduced the balance of the tranche A senior term notes and $3.8 million reduced the balance of the tranche B senior term notes. Because the liability had not been extinguished on March 31, 2001, the $5.0 million is included with the current portion of long term debt and with the cash and cash equivalents on the accompanying consolidated balance sheet. The remaining $5.0 million of the $10.0 million prepayment was paid on May 1, 2001, and reduced the tranche A senior term notes by $1.2 million and the tranche B senior term notes by $3.8 million.

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

     In September 2000, O'Sullivan paid BRS $682,000 under the management services agreement, of which $266,000 was a prepayment of a portion of the fiscal 2001 management fees. The management fee expense of $143,000 and $345,000 recognized during the quarter and nine months ended March 31, 2001, respectively, is included in selling, marketing and administrative expense in the accompanying consolidated statement of operations. Additionally, O'Sullivan paid BRS $49,000 in fiscal 2001 to reimburse BRS for expenses. The amount due BRS at March 31, 2001, approximately $79,000, is included in accrued liabilities on the accompanying consolidated balance sheet.

     At March 31, 2001, O'Sullivan held two notes receivable from employees with a balance of approximately $315,000. O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the recapitalization and merger. The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control. The notes are with full recourse to the employees. The receivables and accrued interest are recorded on the accompanying consolidated balance sheet as a reduction in stockholders' equity.

NOTE 8--COMMITMENTS AND CONTINGENCIES

RADIOSHACK LITIGATION

     On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. The complaint related to a potential reduction in O'Sullivan's tax benefit payments to RadioShack that would result from increased interest expense after the completion of the merger. RadioShack claims that this reduction would violate the tax sharing and tax reimbursement agreement. The complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. Alternately, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax-sharing payments to RadioShack as if the merger had not occurred.

     On September 9, 1999, RadioShack filed a motion for summary judgment in its lawsuit against O'Sullivan. The motion argued that RadioShack was entitled to a court order requiring O'Sullivan to commence dispute resolution procedures under the tax sharing agreement. Because O'Sullivan had made all payments required under the tax sharing agreement and because no merger had occurred, O'Sullivan believed that RadioShack's lawsuit was premature since there could not be a dispute under the tax sharing agreement with respect to the increased interest resulting from the merger before the merger was completed. Alternately, RadioShack argued that it was entitled to a court order preventing O'Sullivan from deducting the interest expense related to the merger from O'Sullivan's tax-sharing payments to RadioShack.

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

     For the nine months ended March 31, 2001, O'Sullivan made no payment to RadioShack pursuant to the tax sharing agreement. If the arbitration ruling is in RadioShack's favor, O'Sullivan's payments would be substantially higher; the amount would depend on O'Sullivan's taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We are a leading ready-to-assemble furniture manufacturer in the United States with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products - bookcases, cabinets, computer workcenters, desks, entertainment centers and stereo racks with retail prices ranging from $20 to $999. In recent years, we have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, department stores, home improvement centers and home furnishing retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging distribution channels to develop and sustain our future growth.

     In fiscal 1999 and 2000, net sales increased in excess of 10% per year, reflecting the strong growth for the RTA furniture market and the strong U.S. economy generally. For the nine months ending March 31, 2001, sales fell 12.6%, a reflection of the industry slowdown and the slowing of consumer spending. Due to the weak retail environment, especially in the office superstore channel, we expect our fourth quarter sales to be flat to down in the mid-single digits from last year's fourth quarter sales of $93.7 million. However, our sales could be lower if the weak retail environment does not improve.

     Steps have been taken to rationalize our operations with our revised sales expectations. The Cedar City, Utah facility was closed January 19, 2001 and support staff was reduced at the Lamar, Missouri facility. See "Restructuring Charge" below.

     While we have confidence in the long-term future of the RTA furniture industry, we cannot yet predict when our sales will return to a pattern of sales growth.

     We purchase large quantities of raw materials including particleboard and fiberboard. We are dependent on our outside suppliers for all these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our profits were reduced by price increases of these commodities. While we have seen some price decreases that reduced our costs in the second and third quarters of fiscal 2001, raw material prices may increase significantly in the future.

RESULTS OF OPERATIONS

     Net Sales. Net sales for the quarter ended March 31, 2001 decreased by $15.5 million, or 13.3%, to $101.1 million, down from $116.7 million for the quarter ended March 31, 2000. For the nine-month period ended March 31, 2001, sales decreased $41.5 million, or 12.6%, to $288.2 million from $329.7 million. Sales decreases were caused by the following:

     o A general weakening in retail sales, especially in the office superstore and department store channels, which may be due to higher energy costs and waning consumer confidence.

     o The decision by Service Merchandise to stop selling home office and home entertainment furniture and the liquidation of Montgomery Ward. Sales to Service Merchandise and Montgomery Ward declined from 6% of our gross sales in the third quarter of fiscal 2000 to a negligible amount in the third quarter of fiscal 2001. Year-to-date sales to Service Merchandise and Montgomery Ward declined from about 8% of gross sales in fiscal 2000 to less than 1% in fiscal 2001.

     o Some of our large customers reduced their inventories of our product in response to the slowing economy.

     In January 2001, some of our largest customers announced store closings. Office Depot closed 70 stores in North America, while planning to open 50 new stores in 2001. OfficeMax closed 50 stores and will reduce its new store openings in 2001 and 2002 to 25 stores per year. ShopKo also closed 23 stores. The store closings are reducing our sales at least temporarily, although the magnitude and duration of the reduction is difficult to estimate.

     Gross Profit. Gross profit decreased to $28.6 million or 28.3% of sales for the three-month period ended March 31, 2001, from $34.0 million or 29.1% of sales, for the comparable prior year quarter. For the nine months ended March 31, 2001, gross profit decreased to $79.7 million, or 27.6% of sales, from $97.5 million, or 29.6% of sales. The decrease in gross profit for both periods was primarily caused by decreased sales volume.

     Commodity prices of particleboard and fiberboard, major components of our products, were generally higher during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000. However, we experienced a weakening in particleboard prices in September 2000 that continued into the quarter ended March 31, 2001. These price declines helped our gross profit somewhat in the second quarter of fiscal 2001 and made a significant contribution in the third quarter. We do not anticipate further decreases in particleboard pricing during the remainder of this fiscal year, although prices should remain considerably lower than during the same period of the previous year.

     Production volumes decreased in conjunction with lower sales, resulting in less overhead absorption. By closing the Utah facility, we have eliminated overhead expenses in Utah and increased production volume at the Missouri and Virginia plants. The increased volume is resulting in greater absorption of fixed overhead expenses and improved production efficiencies.

     Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $17.5 million or 17.3% of sales for the quarter ended March 31, 2001, from $21.4 million or 18.4% of sales for the quarter ended March 31, 2000. For the nine-month period ended March 31, 2001, selling, marketing and administrative expenses decreased $8.4 million, to $56.2 million or 19.5% of sales from $64.6 million or 19.6% of sales in fiscal 2000. Selling, marketing and administrative expenses declined due to lower promotional and freight costs primarily caused by decreased sales volume. Profit sharing and incentive compensation expenses decreased in both the quarter and year-to-date periods of fiscal 2001 compared to fiscal 2000 because of lower sales and profit levels and decreased headcount as a result of the restructuring plan.

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

     While some equipment will be relocated to the operating plants, excess equipment as well as the building and land will be sold. We have written the fixed assets to be sold down to estimated fair value and recognized a loss of approximately $8.7 million on the asset impairment. The fair value is an estimate, and the impairment may be adjusted in the future. We have also recognized a $495,000 expense for the involuntary termination of 325 employees at the Utah facility as well as exit costs of approximately $527,000 for increased workers' compensation claims expenses, real and personal property taxes and security expenses applicable to the Utah facility closure.

     In conjunction with the Utah plant closing, we reduced the administrative and support staff at the Lamar, Missouri headquarters through voluntary and involuntary terminations. About 40 employees have received termination packages totaling approximately $807,000. The restructuring charge of $10.5 million is included as a separate line item on the accompanying consolidated statement of operations.

         The following summarizes the fiscal 2001 restructuring charge:

                                                 Restructuring     Charges
                                                    accrual        through      Balance
           Restructuring Charges                    12/31/00       3/31/01      3/31/01
          ----------------------                 -------------     --------     -------
                                                                (in thousands)
Employee termination benefits (1)                   $   1,302      $   772       $  530
Other Utah facility exit costs (1)                        527          152          375
                                                    ---------      -------       ------
TOTAL                                               $   1,829      $   924       $  905
                                                    =========      =======       ======

(1) Included in accrued liabilities in the consolidated balance sheet.

Accumulated depreciation was increased by $8.7 million to record asset impairments.


     Costs that benefit continuing activities were excluded from the restructuring charge and are included in cost of sales on the consolidated statement of operations. The unusual and non-recurring portion of these costs associated with the shutdown of the Utah facility was approximately $700,000 during the quarter ended March 31, 2001.

     We expect approximately $5.0 million of annual net savings from closing our Utah facility. We realized some benefits from the restructuring during the quarter ended March 31, 2001, though the full benefits will not be realized until the fourth quarter. The following will offset these benefits somewhat during the remainder of this fiscal year:

     o    freight and installation costs to relocate certain equipment; and

     o    freight costs to consolidate certain inventory.

     Merger Related and Other Special Charges. There were no merger-related expenses for the nine months ended March 31, 2001. Merger related expenses associated with the November 30, 1999 recapitalization and merger totaled $21.9 million for the nine-month period ended March 31, 2000.

     Depreciation and Amortization. Depreciation and amortization expenses were $3.4 million in the third quarter of fiscal 2001 as compared to $4.0 million for the third quarter of fiscal 2000. For the nine months ended March 31, 2001, depreciation and amortization expenses decreased $92,000 or 0.8% to $11.2 million from $11.3 million for the nine months ended March 31, 2000. The majority of the decrease was due to the discontinuance of depreciation expense upon the closing of the Utah facility in January 2001.

     Operating Income. Operating income, including restructuring, merger related and other one-time charges, decreased $1.5 million to $11.1 million for the three-month period ended March 31, 2001, from $12.5 million in the three months ended March 31, 2000. Operating income, including restructuring, merger related and other special charges, increased $1.9 million from $11.1 million for the first nine months of fiscal 2000 to $12.9 million during the nine-month period ended March 31, 2001.

     Merger related expenses totaling $21.9 million decreased operating income in fiscal 2000. Restructuring costs of $10.5 million decreased operating income in fiscal 2001. Sales decreases of approximately 13% materially reduced operating profits in both the quarter and nine months ended March 31, 2001 when compared to the same periods of the prior year.

         Net Interest Expense. Net interest expense increased significantly for both the quarter and nine months ended March 31, 2001 when compared to the same periods in fiscal 2000. For the quarter, interest expense increased principally due to the senior credit amendment fee paid in January 2001 and non-cash charges for the interest rate collar. Net interest expense increased for the nine months ended March 31, 2001 for the reasons stated above and due to the increased indebtedness incurred in the November 1999 recapitalization and merger. Other non-cash interest items affecting both fiscal years were interest on our senior note and amortization of loan discounts and fees. The following table describes the components of net interest expense for the periods indicated:

                                                        Three months ended               Nine months ended
                                                             March 31,                       March 31,
                                                   -------------------------       --------------------------
                                                        2001          2000              2001           2000
                                                   ------------  -----------       ------------  ------------
                                                                           (in thousands)
Interest expense                                   $      6,954  $     6,951       $     21,293  $      10,109
Interest expense on $15.0 million senior note               579          450              1,479            600
Senior credit facility amendment fee                        574            -                574              -
Interest rate collar                                      1,074            -              2,034              -
Amortization of discount                                    125          108                347            144
Amortization of loan fees                                   395          393              1,186            546
Interest income                                            (176)        (207)              (426)          (447)
                                                   ------------  -----------       ------------  -------------
                                                   $      9,525  $     7,695       $     26,487  $      10,952
                                                   ============  ===========       ============  =============



     Income Taxes. Income tax expense decreased from $1.9 million in the third quarter of fiscal 2000 to $573,000 in the third quarter of fiscal 2001. The income tax benefit for the first nine months of fiscal 2001 was $4.7 million compared to the income tax expense of $3.7 million in the nine months ended March 31, 2000. Certain merger related expenses in fiscal 2000 were not treated as deductible for federal income tax purposes resulting in lower tax benefits for the quarter and an unusually high tax expense for the first nine months of that fiscal year. The effective tax rate for fiscal 2001 was 35%.

     Extraordinary Item. On November 30, 1999, we repaid private placement notes held with a principal amount of $16.0 million for $16.5 million. The $476,000 prepayment fee was recognized as an extraordinary loss of $305,000 net of the related tax benefit.

     Cumulative Effect of Accounting Change. Upon the July 1, 2000 adoption of FAS 133, we recognized a liability based upon the fair value of a costless interest rate collar initiated on February 28, 2000. That portion of the liability incurred prior to the current fiscal year, $148,000, is included, net of income tax benefit of $53,000, as a cumulative effect of accounting change on the accompanying consolidated statement of operations.

     Net Income. Net income decreased to $979,000 or 1.0% of sales for the three-month period ended March 31, 2001, from $2.9 million or 2.5% of sales for the quarter ended March 31, 2000. For the nine-month period ended March 31, 2001, the net loss increased $5.0 million, to $8.9 million or 3.1% of sales, from $3.9 million, or 1.2% of sales in fiscal 2000.

     EBITDA. EBITDA, or earnings before interest income and interest expense, income taxes, depreciation and amortization, decreased by $2.0 million to $14.5 million for the quarter ended March 31, 2001 from $16.5 million for the prior year quarter. For the nine months ended March 31, 2001, EBITDA increased $1.8 million to $24.2 million from $22.4 million for the comparable period a year ago. EBITDA increased in the year-to-date period primarily due to the absence of merger related expenses this fiscal year compared to the prior year. The sales decrease this fiscal year compared to fiscal 2000 adversely affected EBITDA for both the quarter and nine months ending March 31, 2001.


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

     Adjusted EBITDA. Our adjusted EBITDA, which excludes the termination benefits and other restructuring charges, merger related expenses, compensation expense associated with stock options and the loss on the termination of the interest rate swap, decreased by $1.9 million to $14.7 million for the quarter ended March 31, 2001, compared to $16.7 million in the prior year quarter. For the nine-month period ended March 31, 2001, adjusted EBITDA decreased $9.2 million to $35.4 million from $44.6 million for the nine months ended March 31, 2000. The decrease in adjusted EBITDA for the quarter and nine-month period was primarily driven by decreased sales volumes and under absorption of fixed costs associated with the lower production levels.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facilities and our notes, payments to RadioShack and to provide for working capital and capital expenditures.

     Working Capital. As of March 31, 2001, we had cash and cash equivalents of $13.4 million. Net working capital was $79.3 million at March 31, 2001 compared to $93.6 million at June 30, 2000. Cash and cash equivalents increased by $1.6 million from the end of fiscal 2000. Inventories have decreased $9.7 million in response to decreased manufacturing levels and to the closure of the Utah facility. Accrued liabilities have decreased as sales volumes have decreased. The current portion of long-term debt increased by $11.0 million due primarily to the senior credit facilities amendment calling for prepayments of $10.0 million by June 30, 2001.

     Operating Activities. Net cash provided by operating activities for the nine months ended March 31, 2001 was $17.9 million compared to $22.8 million for the nine months ended March 31, 2000. The net loss for the nine months ending March 31, 2001 was $5.0 million more than the net loss for the same prior year period. Of the $22.0 million merger related expenses last year, only $10.6 million were non-cash charges. Approximately $8.7 million of the $10.5 million restructuring charges this fiscal year were non-cash charges.

     Investments in receivables and inventories also decreased this fiscal year by $11.8 million compared to an increase of $10.8 million last year. During the year, we reduced our payables, accrued liabilities and other liabilities payable by $3.4 million compared to a $14.9 million increase during the same period in fiscal 2000. Decreased sales activity this fiscal year accounted for most of the decreases in current assets and liabilities.

     Investing Activities. We invested $14.3 million for capital expenditures for the nine months ended March 31, 2001 compared to $7.7 million for the prior year nine-month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $5.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facilities.

     Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at March 31, 2001 was $257.0 million, consisting of:

     o $132.0 million in senior secured credit facilities consisting of a $32.3 million term loan with quarterly installments through September 2005, a $99.8 million term loan with quarterly installments through June 2007 and a $40.0 million revolving line of credit, with no borrowings at March 31, 2001. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.3 million.

     o $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.046% providing $98.0 million in cash proceeds before expenses related to the issuance.

     o    $10.0 million in variable rate industrial revenue bonds.

     o $15.0 million in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million.

     During the quarter we made regularly scheduled principal payments of $1.0 million against term loans that are included in our senior secured credit facility. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our revolver was approximately $26.7 million at March 31, 2001, of which approximately $19.8 million was available due to covenant restrictions.

     The credit facilities and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock. The bank credit agreement was amended in January 2001 to make certain covenants less restrictive. The amendment also requires a $10.0 million prepayment of the term loans on or before June 30, 2001. We paid $5.0 million of this amount on April 4, 2001 and the remaining $5.0 million on May 1, 2001. At March 31, 2001 we were in compliance with all debt covenants as amended.

     As required under our senior credit facilities, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at March 31, 2001, we would have been required to pay the counter-party approximately $2.2 million.

     Tax Sharing Agreement. During the quarter ended March 31, 2001, O'Sullivan made no payment to RadioShack pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. The effect of the merger upon our payments to RadioShack under this agreement is the subject of an arbitration proceeding. If the ruling in the arbitration proceeding is in RadioShack's favor, our payments under the tax sharing agreement would be substantially higher; the amount would depend on our taxable income.

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

     We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. As required under our credit facilities, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at March 31, 2001, we would have been required to pay the counter-party approximately $2.2 million.

     Due to the nature of our product lines, O'Sullivan has material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect our cost of sales by approximately $1.1 million annually.

     As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin during the last six months of fiscal 2000 and the first six months of fiscal 2001. During fiscal 2001, these commodity prices declined. We do not expect further decreases in particleboard prices during the remainder of fiscal 2001, although prices should remain considerably lower than during the same period of fiscal 2000. Raw material prices may increase substantially in the future.

                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

FORWARD LOOKING STATEMENTS.

     Cautionary Statement Regarding Forward Looking Information.

     Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operation, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe,""would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

     o significant indebtedness and the related covenant requirements that may limit our financial and operational flexibility;

     o changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, or otherwise, as we have experienced in fiscal 2001;

     o pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995, or customer demand in excess of our ability to supply product;

     o raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995 and to a lesser extent in fiscal 2000;

     o    transportation cost increases, due to higher fuel costs or otherwise;

     o loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the reorganization of Service Merchandise in 2000 and the liquidation of Montgomery Ward in 2001;

     o actions of current or new competitors that increase competition with our products or prices;

     o the consolidation of manufacturers in the ready-to-assemble furniture industry;

     o    increased advertising costs associated with promotional efforts;

     o    increased interest rates;

     o pending or new litigation or governmental regulations such as the pending arbitration involving RadioShack;

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


                                   O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date:   May 14, 2001               By:  /s/ Richard D. Davidson
                                        ----------------------------------------
                                        Richard D. Davidson
                                        President and
                                        Chief Executive Officer




Date:   May 14, 2001               By:  /s/ Phillip J. Pacey
                                        ----------------------------------------
                                                  Phillip J. Pacey
                                              Senior Vice President and
                                                Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


 Exhibit No.                                               Description
-------------                                              ------------
     2.1       Amended and Restated Agreement and Plan of Merger, dated as of October 18, 1999, between
               O'Sullivan Industries Holdings, Inc. and OSI Acquisition, Inc. (incorporated by reference from
               Appendix A to Proxy Statement/Prospectus included in Amendment No. 5 to Registration Statement on
               Form S-4 (File No. 333-81631))

  3.1 & 4.1    Amended and Restated Certificate of Incorporation of O'Sullivan (incorporated by reference from
               Exhibit 2.4(a) to Appendix A to proxy statement included in Amendment No. 5 to Registration
               Statement on Form S-4 (File No. 333-81631))

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

     10.1      Second Amendment dated as of January 25, 2001 to Credit Agreement among O'Sullivan Industries,
               Inc., as Borrower, O'Sullivan Industries Holdings, Inc., the several lenders from time to time parties thereto, Lehman Brothers, Inc., as lead arranger and book manager, Wachovia Bank, N.A., as syndication agent, Lehman Commercial Paper, Inc., as administrative agent and General Electric
               Capital Corporation, as documentation agent (incorporated by reference to Exhibit 10.1 to
               Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (File No. 0-28493))

     10.2      First Amendment to the O'Sullivan Industries Holdings, Inc. 2000 Common Stock Option Plan


        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.