Form 10-Q
period 2001-09-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2001-11-13
CIK 915354

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

        As of November 10, 2001, 1,368,000 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $0.01 per share, were outstanding.


================================================================================

                    The Index to Exhibits begins on page 16.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                      September 30,   June 30,
                                Assets                                    2001          2001
                                                                      -------------   ---------
Current assets:
   Cash and cash equivalents                                            $  13,441     $   7,060
   Trade receivables, net of allowance for doubtful accounts
     of $5,099 and $4,750, respectively                                    52,390        52,570
   Inventories, net                                                        49,191        48,538
   Prepaid expenses and other current assets                                8,501         8,820
                                                                        ---------     ---------
        Total current assets                                              123,523       116,988

Property, plant and equipment, net                                         95,384        95,872
Other assets                                                               11,713        12,232
Goodwill, net of accumulated amortization                                  38,088        38,088
                                                                        ---------     ---------
             Total assets                                               $ 268,708     $ 263,180
                                                                        =========     =========

                Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                     $  14,432     $   8,534
   Current portion of long-term debt                                        3,544         3,696
   Accrued advertising                                                     14,173        10,285
   Accrued liabilities                                                     14,399        13,354
                                                                        ---------     ---------
        Total current liabilities                                          46,548        35,869

Long-term debt, less current portion                                      231,154       236,762
Other liabilities                                                           7,102         5,222
Deferred income taxes                                                      14,721        14,721
                                                                        ---------     ---------
             Total liabilities                                            299,525       292,574

Commitments and contingent liabilities (Notes 2, 7 and 8)

Mandatorily redeemable senior preferred stock, $0.01 par value;
  $30,537 and $29,648 liquidation value including accumulated dividends at September 30, 2001 and June 30, 2001, respectively;
  17,000,000 shares authorized, 16,431,050 issued                          16,022        15,301

Stockholders' deficit:
   Junior preferred stock, Series A, $0.01 par value;
      100,000 shares authorized, none issued                                    -             -
   Junior preferred stock, Series B, $0.01 par value; at liquidation value including accumulated dividends; 1,000,000 shares
      authorized, 529,009.33 issued                                        67,647        65,366
   Common stock, $0.01 par value; 2,000,000 shares authorized,
      1,368,000 issued                                                         14            14
   Additional paid-in capital                                              13,053        13,053
   Retained deficit                                                      (126,908)     (122,470)
   Notes receivable from employees                                           (319)         (322)
   Accumulated other comprehensive loss                                      (326)         (336)
                                                                        ---------     ---------
             Total stockholders' deficit                                  (46,839)      (44,695)
                                                                        ---------     ---------
             Total liabilities and stockholders' deficit                $ 268,708     $ 263,180
                                                                        =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

            O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)

                                                                  Three months ended
                                                                    September 30,
                                                                ---------------------
                                                                  2001         2000
                                                                --------     --------

Net sales                                                      $  86,322    $  90,519

Costs and expenses:
   Cost of sales                                                  61,725       66,175
   Selling, marketing and administrative                          18,300       19,756
                                                                --------     --------
Total costs and expenses                                          80,025       85,931
                                                                --------     --------

Operating income                                                   6,297        4,588
Other income (expense)
   Interest expense                                               (8,600)      (8,314)
   Interest income                                                    91          143
                                                                --------     --------

Loss before income tax provision and cumulative effect of
  accounting change                                               (2,212)      (3,583)
Income tax benefit                                                  (776)      (1,290)
                                                                --------     --------

Loss before cumulative effect of accounting change                (1,436)      (2,293)
Cumulative effect of accounting change, net of income tax
  benefit of $53                                                       -          (95)
                                                                --------     --------
Net loss                                                          (1,436)      (2,388)
Dividends and accretion on preferred stock                        (3,002)      (2,559)
                                                                --------     --------
Net loss attributable to common stockholders                   $  (4,438)   $  (4,947)
                                                                ========     ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

            O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                         Three months ended
                                                                           September 30,
                                                                       ----------------------
                                                                         2001         2000
                                                                       ---------    ---------
Cash flows provided (used) by operating activities:
    Net loss                                                          $   (1,436)  $   (2,388)
    Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
        Depreciation and amortization                                      3,421        3,919
        Amortization of debt issuance costs                                  403          403
        Amortization of debt discount and accrued interest on
           senior note                                                       653          558
        Interest rate collar                                               1,201          238
        Bad debt expense                                                     349          150
        Loss on disposal of assets                                           117           71
        Accrual of special payment of options to purchase Series A
           junior preferred stock                                            262          229
    Changes in current assets and liabilities:
        Trade receivables                                                   (169)      (7,059)
        Inventories                                                         (653)        (982)
        Other assets                                                         331         (609)
        Accounts payable, accrued liabilities and other liabilities       11,872        1,292
                                                                       ---------    ---------
Net cash flows provided (used) by operating activities                    16,351       (4,178)
                                                                       ---------    ---------

Cash flows used for investing activities:
    Capital expenditures                                                  (4,084)      (4,583)
                                                                       ---------    ---------

Cash flows provided (used) by financing activities:
    Proceeds from borrowings                                                   -        3,042
    Repayment of borrowings                                               (5,886)        (500)
                                                                       ---------    ---------
Net cash flows provided (used) by financing activities                    (5,886)       2,542
                                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents                       6,381       (6,219)
Cash and cash equivalents, beginning of period                             7,060       11,867
                                                                       ---------    ---------
Cash and cash equivalents, end of period                              $   13,441   $    5,648
                                                                       =========    =========

Non-cash financing activities:
    Capital expenditures included in accounts payable                 $      671   $      343


             The accompanying notes are an integral part of these
                      consolidated financial statements.

            O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
    UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                For the three months ended September 30, 2001
                                (in thousands)



                                            Series B junior
                                               preferred
                                                 stock         Common Stock    Additional
                                          ------------------  ---------------   paid-in     Retained
                                           Shares   Dollars   Shares  Dollars   capital      deficit
                                          --------  --------  ------  -------  ----------  ----------

Balance, June 30, 2001                         529  $ 65,366   1,368  $    14  $   13,053  $ (122,470)
                                          ========  ========  ======  =======  ==========  ==========

    Net loss                                                                                   (1,436)

    Other comprehensive income

    Loans to employees-interest income

    Repayment of employee loans

    Dividends and accretion on senior
        preferred stock                                                                          (721)

    Dividends and accretion on junior
        preferred stock                                2,281                                   (2,281)
                                          --------  --------  ------  -------  ----------  ----------
Balance, September 30, 2001                    529  $ 67,647   1,368  $    14  $   13,053  $ (126,908)
                                          ========  ========  ======  =======  ==========  ==========

                                             Notes       Accumulated
                                           receivable       other          Total
                                              from      comprehensive   stockholders'   Comprehensive
                                           employees        loss          deficit       income (loss)
                                           ----------   -------------   -------------   -------------

Balance, June 30, 2001                     $     (322)  $        (336)  $     (44,695)
                                           ==========   =============   =============

    Net loss                                                                   (1,436)  $      (1,436)

    Other comprehensive income                                     10              10              10

    Loans to employees-interest income             (6)                             (6)

    Repayment of employee loans                     9                               9

    Dividends and accretion on senior
        preferred stock                                                          (721)

    Dividends and accretion on junior
        preferred stock                                                             -
                                           ----------   -------------    -------------   -------------
Balance, September 30, 2001                $     (319)  $        (326)  $     (46,839)  $      (1,426)
                                           ==========   =============   =============   =============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1--BASIS OF PRESENTATION

        The unaudited consolidated financial statements of O'Sullivan Industries Holdings, Inc. and subsidiaries ("O'Sullivan") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The interim results are not necessarily indicative of the results that may be expected for a full year.

NOTE 2--RESTRUCTURING CHARGE

        In November 2000, O'Sullivan announced a business restructuring plan to reduce production capacity and operating expenses. The plan included the January 2001 shutdown of the Cedar City, Utah production facility and reduction of the administrative and support staff in the Lamar, Missouri headquarters. In connection with the plan, O'Sullivan recorded a charge of $10.5 million in the second quarter of fiscal 2001.

        O'Sullivan is actively attempting to sell the Utah land, building and excess equipment as soon as practicable. Certain equipment has been relocated to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were written down to estimated fair value, resulting in an impairment charge of approximately $8.7 million. The impairment charge is reflected in accumulated depreciation on the accompanying consolidated balance sheets. The fair value is an estimate, and the impairment may be adjusted in the future.

        The components of the restructuring charge and an analysis of the amounts charged against the accrual are outlined below.

                                                 Charges                 Charges
                                                 through    Balance,     through         Balance,
                                    Original     June 30,   June 30,   September 30,   September 30,
     Restructuring Charges           Accrual       2001       2001         2001            2001
-------------------------------    -----------  ----------  ---------  -------------   -------------
                                                         (in thousands)
Employee termination benefits(1)   $     1,302  $      915  $     387  $         387   $           -
Other Utah facility exit costs(1)          527         282        245            201              44
                                    ----------    --------    -------   ------------     -----------
     Total                         $     1,829  $    1,197  $     632  $         588   $          44
                                    ==========    ========    =======   ============     ===========

        (1)Included in accrued liabilities in the accompanying consolidated balance sheets.

Accumulated depreciation was increased $8.7 million to record asset impairments.

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS

        O'Sullivan adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, on July 1, 2000. As required by the transition provisions of SFAS 133, O'Sullivan recorded a net-of-tax cumulative-effect type adjustment of $95,000 in fiscal 2001 current earnings to recognize the fair value of its derivatives designated as cash-flow hedging instruments.

        As required under the senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in March 2003, is based on three-month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. O'Sullivan recognized additional interest expense of $1.2 million and $238,000 for the quarters ended September 30, 2001 and September 30, 2000, respectively. These charges represent the changes in fair value of the interest rate collar. To terminate this contract at September 30, 2001 and June 30, 2001, O'Sullivan would have been required to pay the counter-party approximately $3.3 million and $2.1 million, respectively. These amounts have been recorded in other liabilities in the accompanying consolidated balance sheets.

NOTE 4--NEW ACCOUNTING STANDARDS

        In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus will require that certain customer promotional payments that are currently classified as selling expenses be classified as a reduction of revenue. Although the impact of EITF 00-25 on the consolidated financial statements is still being evaluated, when O'Sullivan adopts EITF 00-25, it will reclassify certain selling, marketing and administrative expenses as a reduction of net sales. EITF 00-25 will become effective for financial periods beginning after December 15, 2001, but its adoption by O'Sullivan will have no impact on operating income or net income
(loss). O'Sullivan will adopt EITF 00-25 no later than March 31, 2002, as required.

        The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, on June 30, 2001. O'Sullivan adopted SFAS 142 on July 1, 2001, the beginning of its 2002 fiscal year. With the adoption of SFAS 142, goodwill of approximately $38.1 million is no longer subject to amortization over its estimated useful life. Rather, goodwill will be assessed regularly for impairment by applying a fair-value-based test. SFAS 142 requires that the initial impairment test be performed within six months of the adoption date. O'Sullivan will complete the initial impairment test by December 31, 2001. O'Sullivan will evaluate impairment using the enterprise as the reporting unit. Based upon preliminary information, O'Sullivan does not expect to recognize an impairment loss as of July 1, 2001. O'Sullivan has discontinued amortizing approximately $1.7 million of goodwill per year. O'Sullivan recorded $417,000 of goodwill amortization expense in the quarter ended September 30, 2000. Had such amortization not been recorded, adjusted net loss and net loss attributable to common stockholders would have been $2.0 million and $4.5 million, respectively, for the three months ended September 30, 2000.

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

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. O'Sullivan is currently determining what impact, if any, this pronouncement will have on its consolidated financial statements.

NOTE 5--SHIPPING AND HANDLING COSTS

        O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in the first quarters of fiscal 2002 and fiscal 2001 were approximately $2.4 million and $3.2 million, respectively.

NOTE 6--INVENTORY

        Inventory, net, consists of the following:

                                                    September 30,    June 30,
                                                        2001           2001
                                                    -------------    --------
                                                          (in thousands)

Finished goods                                         $32,505        $35,798
Work in process                                          5,240          4,256
Raw materials                                           11,446          8,484
                                                        ------         ------
                                                       $49,191        $48,538
                                                        ======         ======

NOTE 7--RELATED PARTY TRANSACTIONS

        O'Sullivan Industries, Inc., O'Sullivan's operating subsidiary ("O'Sullivan Industries"), entered into a management services agreement with BRS for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan Industries' consolidated cash flow (as defined in the indenture related to the O'Sullivan Industries senior subordinated notes) or (b) $300,000 per year. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility agreement.

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

        The management fees of $97,000 and $85,000 recognized in the first quarter of fiscal years 2002 and 2001, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statement of operations. The amounts due BRS at September 30, 2001 and June 30, 2001 approximated $315,000 and $218,000, respectively. The amounts are included in accrued liabilities on the accompanying consolidated balance sheets.

        At September 30, 2001, O'Sullivan held two notes receivable with a balance of approximately $319,000 from employees of O'Sullivan. O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the recapitalization and merger. The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control, and is with full recourse to the employees. The receivables are recorded on the O'Sullivan consolidated balance sheets as an increase in stockholders' deficit.

NOTE 8--COMMITMENTS AND CONTINGENCIES

RADIOSHACK LITIGATION

        On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. The complaint related to a potential reduction in O'Sullivan's tax sharing payments to RadioShack under a tax sharing and tax benefit reimbursement agreement that would result from increased interest expense after the completion of the then-proposed recapitalization and merger that closed on November 30, 1999. RadioShack claims that this reduction would violate the tax sharing agreement. The complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax sharing payments to RadioShack as if the merger had not occurred.

        On October 8, 1999, the District Court ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan representatives have discussed the issues in the dispute but did not reach a resolution, and the parties commenced arbitration proceedings on the matter. The hearing on the arbitration was held in October 2001, and the parties are involved in post-hearing briefing.

        During the quarters ended September 30, 2001 and 2000, O'Sullivan made no payment to RadioShack pursuant to the tax sharing agreement. If the ruling in the arbitration proceeding is in RadioShack's favor, O'Sullivan's payments under the tax sharing agreement would be substantially higher. This amount is estimated at $14.9 million for the period from November 30, 1999 through September 30, 2001. Payment of this amount, however, could cause O'Sullivan to be in violation of one or more of the covenants under its senior credit facility.

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

        The domestic ready-to-assemble furniture market grew at a compound annual growth rate of about 8.75% from 1992 through 1999, according to Furniture Today. After two years of sales growth in excess of 10%, our net sales declined 11.3% in fiscal 2001 and 4.6% in the first quarter of fiscal 2002. Our sales declined for several reasons:

        - the stalling of growth in sales of personal computers, which reduced the need for computer desks and workstations;

        - the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

        - store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward and ShopKo;

        -       the bankruptcy of Ames and Montgomery Ward;

        - inventory reductions by our customers, particularly in the office superstore channel; and

        - the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise.

        These factors, along with the economic repercussions from the September 11, 2001 terrorist attacks, continue to affect our business in fiscal 2002. Our current estimate is that sales for the second quarter of fiscal 2002, as a percentage of sales during the second quarter of fiscal 2001, will be down in the high single digits. While we have confidence in the long term future of the RTA furniture industry, we cannot predict when our sales will return to their historical growth rates.

        We purchase large quantities of raw materials, including particleboard and fiberboard. We are dependent on our outside suppliers for all of these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases of these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly lower in the first quarter of fiscal 2002. However, we cannot assure you that raw material prices will not increase in the future.

RESULTS OF OPERATIONS

        Net Sales. Net sales for the quarter ended September 30, 2001 decreased by $4.2 million, or 4.6%, to $86.3 million, down from $90.5 million for the quarter ended September 30, 2000. Our sales were hurt for the reasons described above, including the bankruptcy of Montgomery Ward in December 2000 and its subsequent liquidation. Sales decreases in the office superstore, department store/catalog showroom and regional mass merchant channels were offset somewhat by sales increases in the home center and mass merchant channels. For the quarter, lower unit volume accounted for virtually all of the sales decrease although the average sales price was also negligibly lower.

        Gross Profit. Gross profit increased to $24.6 million, or 28.5% of sales, for the three month period ended September 30, 2001, from $24.3 million, or 26.9% of sales, for the comparable prior year quarter. The increase in gross profit was primarily caused by lower raw material prices, increased operating efficiency in our Missouri and Virginia plants and the closure in January 2001 of our Utah plant, partially offset by decreased sales volume.

        Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $18.3 million, or 21.2% of sales, for the three month period ended September 30, 2001, from $19.8 million, or 21.8% of sales, for the quarter ended September 30, 2000. The decrease in selling, marketing and administrative expenses was due to lower sales and changes in certain customer programs resulting in lower promotional costs and lower outbound freight costs. These reductions were offset somewhat by higher incentive compensation expenses associated with improved operating results.

        Depreciation and Amortization. Depreciation and amortization expenses declined to $3.4 million for the first quarter of fiscal 2002 compared to $3.9 million for the first quarter of fiscal 2001. The decline was due to the closing of our Cedar City, Utah facility in January 2001 and the discontinuance of goodwill amortization expense upon the adoption of SFAS 142, partially offset by increased depreciation due to capital additions for capacity expansion and manufacturing equipment upgrades put into service in fiscal 2001 and 2002.

        Operating Income. Operating income increased $1.7 million to $6.3 million for the quarter ended September 30, 2001, from $4.6 million in the three months ended September 30, 2000. The lower sales volume was offset by higher productivity, lower raw material costs and lower selling, marketing and administrative expenses. We continue to look for ways to improve operating results.

        Net Interest Expense. Net interest expense increased from $8.2 million in the first quarter of fiscal 2001 to $8.5 million in the first quarter of fiscal 2002. Interest expense rose due to the change in fair value of our interest rate collar, offset partially by our repayment of debt and lower variable interest rates on a portion of our debt. Interest expense included a non-cash charge of $1.2 million related to the change in value of our interest rate collar. Other non-cash interest items affecting the quarter were interest on the O'Sullivan Industries Holdings, Inc. note and amortization of loan discounts and fees. The following table describes the components of net interest expense.

                                                Three months ended
                                                   September 30,
                                              ----------------------
                                                2001         2000
                                              --------     ---------
                                                  (in thousands)

Interest expense on senior credit facility,
  industrial revenue bonds and senior
  subordinated notes                          $  6,343     $   7,115
Interest expense on O'Sullivan Holdings note       528           450
Interest rate collar                             1,201           238
Amortization of discount                           125           108
Amortization of loan fees                          403           403
Interest income                                   (91)         (143)
                                              --------     ---------
                                              $  8,509     $   8,171
                                              ========     =========

        Income Tax Expense. Income tax benefit declined from $1.3 million in the three months ended September 30, 2000 to $776,000 in the three months ended September 30, 2001. The effective tax rate remained constant at 35%.

        Cumulative Effect Of Accounting Change. Upon the adoption of SFAS 133 in July 2000, O'Sullivan recognized a liability of $386,000 based upon the fair value of a costless interest rate collar initiated on February 28, 2000. That portion of the liability incurred prior to fiscal 2000, $148,000, is included, net of income tax benefit of $53,000, as cumulative effect of accounting change on the accompanying consolidated statement of operations.

        Net Loss. Net loss decreased $952,000 from a loss of $2.4 million in the first quarter of fiscal 2001 to a loss of $1.4 million in the first quarter of fiscal 2002. The decreased loss was due to lower raw material prices, improved operating efficiencies at our Lamar, Missouri and South Boston, Virginia plants and the closure of our less efficient Cedar City, Utah plant in January 2001. Lower sales volume and the change in value of our interest rate collar partially offset these decreases.

        EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $1.2 million to $9.7 million for the quarter ended September 30, 2001 from $8.5 million for the prior year quarter. EBITDA increased primarily due to lower raw material prices, improved operating efficiencies at our Lamar, Missouri and South Boston, Virginia plants and the closure of our less efficient Cedar City, Utah plant in January 2001, partially offset by lower sales volume.

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

        Working Capital. As of September 30, 2001, cash and cash equivalents totaled $13.4 million. Net working capital was $77.0 million at September 30, 2001 compared to $81.1 million at June 30, 2001. This decrease was mainly due to increases in accounts payable from unusually low levels on June 30 due to our two week production shutdown. Accrued advertising and accrued interest also increased during the quarter.

        Operating Activities. Net cash provided by operating activities for the three months ended September 30, 2001 was $16.4 million compared to net cash used of $4.2 million for the three months ended September 30, 2000. The increase of $20.5 million was due to an increase in accounts payable of $5.9 million from unusually low levels on June 30, 2001 when production was shut down for two weeks. Accrued advertising and accrued interest also increased during the quarter, accounting for $6.4 million of the increase in net cash. The non-cash charges related to the change in value of our interest rate collar were $1.2 million during the first quarter of fiscal 2002 compared to $238,000 during the same quarter of last year. Finally, trade receivables were virtually unchanged at the end of the first quarter this year compared to June 30, 2001, while we invested $7.1 million in increased trade receivables in the first quarter of last year. The decreased receivables this year are attributable to lower sales volumes as well as fewer days sales outstanding.

        Investing Activities. We invested $4.1 million for capital expenditures for the three months ended September 30, 2001 compared to $4.6 million for the prior year three-month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $5.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility.

        Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at September 30, 2001 was $242.8 million, consisting of:

        - $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.046% providing $98.0 million in cash proceeds before expenses related to the issuance.

        - $115.2 million in a senior secured credit facility consisting of a five year $27.2 million term loan, a seven and one-half year $88.0 million term loan and a $40.0 million revolving line of credit, currently with no borrowings. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.0 million.

        -       $10.0 million in variable rate industrial revenue bonds.

        - $17.6 million, including $2.6 million of accrued interest, in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million.

        During the quarter, we repaid $5.9 million of our indebtedness, including $5.0 million of prepayments. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our revolver was approximately $7.1 million at September 30, 2001.

        The credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. In addition, the agreements effectively prohibit the payment of dividends on our stock. At September 30, 2001 we were in compliance with all applicable debt covenants.

        As required under the senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at September 30, 2001, we would have been required to pay the counter-party approximately $3.3 million. We recorded the change in fair value of the collar as interest expense in the consolidated statements of operations and included the resulting liability in other liabilities on the consolidated balance sheets.

        Tax Sharing Agreement. During the quarter ended September 30, 2001, O'Sullivan made no payment to RadioShack pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. The effect of the merger upon our payments to RadioShack under this agreement is the subject of an arbitration proceeding. If the ruling in the arbitration proceeding is in RadioShack's favor, our payments under the tax sharing agreement would be substantially higher. For the period from November 30, 1999 through September 30, 2001, we estimate this amount at $14.9 million. Payment of this amount, however, could cause us to be in violation of one or more of the covenants under our senior credit facility.

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

        - changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, terrorist attacks or otherwise, as we experienced in fiscal 2001 and the first quarter of fiscal 2002;

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

        - loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the liquidation of Montgomery Ward in fiscal 2001, the bankruptcy filing of Ames in August 2001 and with the reorganization of Service Merchandise Co., Inc. in 2000;

        - actions of current or new competitors, foreign or domestic, that increase competition with our products or prices;

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

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. We do not hold or issue derivative instruments for trading purposes. A change in interest rates of one percentage point would affect our cash interest expense by about $600,000 per year.

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

        Due to the nature of our product lines, O'Sullivan has material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in these commodity prices, assuming none of the increase could be passed on to customers, would affect our cost of sales by approximately $1.0 million annually.

        As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin in the first quarter of fiscal 2001. During fiscal 2001, prices for these products declined, which helped gross margins in the second half of fiscal 2001 and the first quarter of fiscal 2002. We cannot guarantee that there will not be further price increases or decreases in these or other commodities.

                          PART II -- OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

        On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. The complaint related to a potential reduction in O'Sullivan's tax sharing payments to RadioShack under a tax sharing and tax benefit reimbursement agreement that would result from increased interest expense after the completion of the then-proposed recapitalization and merger that closed on November 30, 1999. RadioShack claims that this reduction would violate the tax sharing agreement. The complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax sharing payments to RadioShack as if the merger had not occurred.

        On October 8, 1999, the District Court ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan representatives have discussed the issues in the dispute but did not reach a resolution, and the parties commenced arbitration proceedings on the matter. The hearing on the arbitration was held in October 2001, and the parties are involved in post-hearing briefing.

        During the quarters ended September 30, 2001 and 2000, O'Sullivan made no payment to RadioShack pursuant to the tax sharing agreement. If the ruling in the arbitration proceeding is in RadioShack's favor, O'Sullivan's payments under the tax sharing agreement would be substantially higher. This amount is estimated at $14.9 million for the period from November 30, 1999 through September 30, 2001. Payment of this amount, however, could cause us to be in violation of one or more of the covenants under our senior credit facility.

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




                                O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date:   November 13, 2001       By:          /s/ Richard D. Davidson
                                    -----------------------------------------
                                               Richard D. Davidson
                                                  President and
                                             Chief Executive Officer



Date:   November 13, 2001       By:            /s/ Phillip J. Pacey
                                    -----------------------------------------
                                                 Phillip J. Pacey
                                            Senior Vice President and
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.                              Description

   2.1 Amended and Restated Agreement and Plan of Merger, dated as of October 18, 1999, between O'Sullivan Industries Holdings, Inc. and OSI Acquisition, Inc. (incorporated by reference from Appendix A to Proxy Statement/Prospectus included in Amendment No. 5 to Registration Statement on Form S-4 (File No. 333-81631))

3.1 & 4.1       Amended and Restated Certificate of Incorporation of
                O'Sullivan (incorporated by reference from Exhibit 2.4(a) to Appendix A to the proxy statement/prospectus contained in Registration Statement on Form S-4 (File No. 333-81631))

3.2 & 4.2       Bylaws of O'Sullivan (incorporated by reference from Exhibit
                3.2 to Registration Statement on Form S-1 (File No. 33-72120))

   4.3 Specimen Senior Preferred Stock Certificate of O'Sullivan (incorporated by reference from Exhibit 3 to Registration Statement on Form 8-A (File No. 0-28493))

   4.4 Indenture dated as of November 30, 1999, by O'Sullivan Industries, Inc., as Issuer, O'Sullivan Industries - Virginia, Inc., as Guarantor, and Norwest Bank Minnesota, National Association, as Trustee, relating to O'Sullivan Industries, Inc.'s $100,000,000 principal amount of 13.375% senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

   4.5 Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

   4.6 Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

   4.7 Amended and Restated Warrant Agreement dated as of January 31, 2000 between O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

   4.8 Amended and Restated Warrant Agreement dated as of January 31, 2000 between O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))



        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt aggregating $10 million. O'Sullivan agrees to furnish the Securities and Exchange Commission a copy of such agreements upon request.