Form 10-Q
period 2001-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2002-02-14
CIK 915354

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         As of February 10, 2002, 1,368,000 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $0.01 per share, were outstanding.

================================================================================


                      The Index to Exhibits is on page 19.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                       December 31,      June 30,
                                       Assets                                              2001            2001
                                                                                      --------------    -----------
Current assets:
     Cash and cash equivalents                                                        $       20,600    $     7,060
     Trade receivables, net of allowance for doubtful accounts
         of $3,315 and $4,750, respectively                                                   48,483         52,570
     Inventories, net                                                                         43,055         48,538
     Prepaid expenses and other current assets                                                 8,229          8,820
                                                                                      --------------    -----------
              Total current assets                                                           120,367        116,988

Property, plant and equipment, net                                                            93,339         95,872
Other assets                                                                                  11,220         12,232
Goodwill, net of accumulated amortization                                                     38,088         38,088
                                                                                      --------------    -----------
                  Total assets                                                        $      263,014    $   263,180
                                                                                      ==============    ===========
                        Liabilities and Stockholders' Deficit
Current liabilities:
     Accounts payable                                                                 $        9,730    $     8,534
     Current portion of long-term debt                                                         3,544          3,696
     Accrued advertising                                                                      15,968         10,285
     Accrued liabilities                                                                      11,037         13,354
                                                                                      --------------    -----------
              Total current liabilities                                                       40,279         35,869

Long-term debt, less current portion                                                         231,456        236,762
Other liabilities                                                                              6,477          5,222
Deferred income taxes                                                                         14,721         14,721
                                                                                      --------------    -----------
                  Total liabilities                                                          292,933        292,574

Commitments and contingent liabilities (Notes 2, 7 and 8)

Mandatorily redeemable senior preferred stock, $0.01 par value; $31,427 and
     $29,648 liquidation value including accumulated dividends at December 31, 2001
     and June 30, 2001, respectively; 17,000,000 shares authorized, 16,431,050 issued         16,743         15,301

Stockholders' deficit:
     Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
         none issued                                                                               -              -
     Junior preferred stock, Series B, $0.01 par value; at liquidation value
         including accumulated dividends; 1,000,000 shares authorized, 529,009.33 issued      69,928         65,366
     Common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000 issued                 14             14
     Additional paid-in capital                                                               13,053         13,053
     Retained deficit                                                                       (128,774)      (122,470)
     Notes receivable from employees                                                            (325)          (322)
     Accumulated other comprehensive loss                                                       (558)          (336)
                                                                                       -------------    -----------
                  Total stockholders' deficit                                                (46,662)       (44,695)
                                                                                       -------------    -----------
                  Total liabilities and stockholders' deficit                          $     263,014    $   263,180
                                                                                       =============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                           Three months ended        Six months ended
                                                              December 31,              December 31,
                                                        ----------------------    ----------------------
                                                           2001         2000         2001        2000
                                                        ---------    ---------    ---------    ---------

Net sales                                               $  87,902    $  96,579    $ 174,224    $ 187,098
Cost of sales                                              62,649       69,866      124,374      136,041
                                                        ---------    ---------    ---------    ---------
Gross profit                                               25,253       26,713       49,850       51,057
                                                        ---------    ---------    ---------    ---------
Operating expenses:
     Selling, marketing and administrative                 16,783       18,923       35,083       38,679
     Restructuring charge                                      --       10,506           --       10,506
                                                        ---------    ---------    ---------    ---------
Total operating expenses                                   16,783       29,429       35,083       49,185
                                                        ---------    ---------    ---------    ---------
Operating income (loss)                                     8,470       (2,716)      14,767        1,872

Other income (expense):
   Interest expense                                        (6,797)      (8,898)     (15,397)     (17,212)
   Interest income                                             76          107          167          250
                                                        ---------    ---------    ---------    ---------
Income (loss) before income tax provision
     and cumulative effect of accounting change             1,749      (11,507)        (463)     (15,090)
Income tax provision (benefit)                                613       (4,021)        (163)      (5,311)
                                                        ---------    ---------    ---------    ---------
Income (loss) before  cumulative effect of accounting
     change                                                 1,136       (7,486)        (300)      (9,779)
Cumulative effect of accounting change, net of income
    tax benefit of $53                                         --           --           --          (95)
                                                        ---------    ---------    ---------    ---------
Net income (loss)                                           1,136       (7,486)        (300)      (9,874)
Dividends and accretion on preferred stock                 (3,002)      (2,586)      (6,004)      (5,145)
                                                        ---------    ---------    ---------    ---------
Net loss attributable to common stockholders            $  (1,866)   $ (10,072)   $  (6,304)   $ (15,019)
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

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                               Six months ended
                                                                                  December 31,
                                                                             --------------------
                                                                               2001        2000
                                                                             --------    --------
Cash flows provided by operating activities:
     Net loss                                                                $   (300)   $ (9,874)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                          7,029       7,851
         Amortization of debt issuance cost                                       805         805
         Amortization of debt discount and accrued interest on senior note      1,339       1,122
         Interest rate collar                                                     927         959
         Bad debt expense                                                       1,017         341
         Loss on disposal of assets                                               166         107
         Impairment of long-lived assets to be sold                                --       8,677
         Deferred income taxes                                                     --      (3,148)
         Accrual of special payment on options to purchase Series A junior
              preferred stock                                                     524         457
     Changes in current assets and liabilities:
         Trade receivables                                                      3,070       5,329
         Inventories                                                            5,483       2,286
         Other assets                                                             356        (342)
         Accounts payable, accrued liabilities and other liabilities            5,838      (3,475)
                                                                             --------    --------
Net cash provided by operating activities                                      26,254      11,095
                                                                             --------    --------
Cash flows used for investing activities:
     Capital expenditures                                                      (5,942)     (8,567)
                                                                             --------    --------
Cash flows used for financing activities:
     Repayment of borrowings                                                   (6,772)     (1,000)
                                                                             --------    --------
Net increase in cash and cash equivalents                                      13,540       1,528
Cash and cash equivalents, beginning of period                                  7,060      11,867
                                                                             --------    --------
Cash and cash equivalents, end of period                                     $ 20,600    $ 13,395
                                                                             ========    ========
Non-cash financing activities:
     Capital expenditures included in accounts payable                       $    321    $    968
     Dividends accrued but not paid                                             6,341       5,516


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the six months ended December 31, 2001
                                 (in thousands)

                                 Series B junior
                                 preferred stock   Common stock   Additional
                                 ---------------  ---------------  paid-in    Retained
                                 Shares  Dollars  Shares  Dollars  capital     deficit
                                 ------  -------  ------   ------ ----------  --------

Balance, June 30, 2001             529   $ 65,366   1,368  $  14  $  13,053  $(122,470)
   Net loss                                                                       (300)
   Other comprehensive loss
   Loans to employees-interest
       income
   Repayment of employee  loans
   Dividends and accretion on
       senior preferred stock                                                  (1,442)
   Dividends and accretion on
       junior preferred stock              4,562                               (4,562)
                                   ---  --------   ------  -----  ---------  ---------
Balance, December 31, 2001         529  $ 69,928    1,368  $  14  $  13,053  $(128,774)
                                   ===  ========   ======  =====  =========  =========
                                    Notes    Accumulated    Total
                                  receivable    other       stock-
                                     from    comprehensive  holders'  Comprehensive
                                   employees     loss       deficit       loss
                                  ---------- -------------  --------   -------------

Balance, June 30, 2001             $  (322)   $  (336)     $ (44,695)
   Net loss                                                     (300)    $(300)
   Other comprehensive loss                      (222)          (222)     (222)
   Loans to employees-interest
       income                          (12)                      (12)
   Repayment of employee  loans          9                         9
   Dividends and accretion on
       senior preferred stock                                 (1,442)
   Dividends and accretion on
       junior preferred stock                                     --
                                   -------   -------       ---------     -----
Balance, December 31, 2001         $  (325)  $  (558)      $ (46,662)    $(522)
                                   =======   =======       =========     =====


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

                                                            Charges                    Charges
                                                            through      Balance,       through          Balance,
                                             Original       June 30,     June 30,     December 31,      December 31,
     Restructuring Charges                   Accrual          2001         2001          2001              2001
     ---------------------                   --------      ---------     --------     ------------      ------------
                                                                      (in thousands)

Employee termination benefits(1)              $ 1,302         $ 915         $387          $ 387               $--
Other Utah facility exit costs(1)                 527           282          245            245                --
                                              -------       -------         ----          -----                --
     Total                                    $ 1,829       $ 1,197         $632          $ 632               $--
                                              =======       =======         ====          =====               ===


         (1) Included in accrued liabilities in the accompanying consolidated balance sheets.

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

         As required under the senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in March 2003, is based on three-month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. O'Sullivan recorded additional (reduced) interest expense of $(274,000) and $721,000 for the quarters ended December 31, 2001 and December 31, 2000, respectively. For the six months ended December 31, 2001 and December 31, 2000, O'Sullivan recognized additional interest expense associated with the interest rate collar of $927,000 and $959,000, respectively. These amounts represent the changes in fair value of the interest rate collar. To terminate this contract at December 31, 2001 and June 30, 2001, O'Sullivan would have been required to pay the counter-party approximately $3.0 million and $2.1 million, respectively. These amounts have been recorded in other liabilities in the accompanying consolidated balance sheets.

NOTE 4--NEW ACCOUNTING STANDARDS

         In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus will require that certain customer promotional payments that are currently classified as selling expenses be classified as a reduction of revenue. Although the impact of EITF 00-25 on the consolidated financial statements is still being evaluated, when O'Sullivan adopts EITF 00-25, it will reclassify certain selling, marketing and administrative expenses as a reduction of net sales. EITF 00-25 will become effective for financial periods beginning after December 15, 2001, but its adoption by O'Sullivan will have no impact on operating income (loss) or net income (loss). O'Sullivan will adopt EITF 00-25 no later than March 31, 2002, as required.

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, on June 30, 2001. O'Sullivan adopted SFAS 142 on July 1, 2001, the beginning of its 2002 fiscal year. With the adoption of SFAS 142, goodwill of approximately $38.1 million is no longer subject to amortization over its estimated useful life. Rather, goodwill will be assessed regularly for impairment by applying a fair-value-based test. SFAS 142 requires that the initial impairment test be performed within six months of the adoption date. O'Sullivan has completed the initial valuation of the reporting unit, using the enterprise as the reporting unit. Because the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss. O'Sullivan has discontinued amortizing approximately $1.7 million of goodwill per year. O'Sullivan recorded $417,000 of goodwill amortization expense in the quarter ended December 31, 2000 and $834,000 for the six months ended December 31, 2000. Adjusted net loss and adjusted net loss attributable to common stockholders for the quarter and six months ended December 31, 2000 and the three previous fiscal years ending June 30 had such amortization not been recorded are shown in the following table.


                                              Three
                                              months   Six months       Fiscal year ended June 30,
                                               ended     ended       -------------------------------
                                              December 31, 2000        2001        2000       1999
                                            ---------------------    --------    --------   --------
                                                                    (in thousands)

Adjusted net income (loss)                   $ (7,137)   $ (9,177)   $ (6,543)   $ (1,778)   $ 22,540

Adjusted net income (loss) attributable to
    common stockholders                        (9,723)    (14,322)    (17,276)     (7,313)     22,540

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

NOTE 5--SHIPPING AND HANDLING COSTS

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in the second quarters of fiscal 2002 and fiscal 2001 were approximately $2.2 million and $3.1 million, respectively. Freight out costs in the six months ended December 31, 2001 and December 31, 2000 were $4.5 million and $6.4 million, respectively.

NOTE 6--INVENTORY

         Inventory, net, consists of the following:

                                                                   December 31,   June 30,
                                                                      2001          2001
                                                                   ------------   --------
                                                                        (in thousands)

Finished goods                                                        $28,417     $35,798
Work in process                                                         4,605       4,256
Raw materials                                                          10,033       8,484
                                                                      -------     -------
                                                                      $43,055     $48,538
                                                                      =======     =======


NOTE 7--RELATED PARTY TRANSACTIONS

         O'Sullivan Industries, Inc., O'Sullivan's operating subsidiary ("O'Sullivan Industries"), entered into a management services agreement with Bruckmann, Rosser, Sherrill & Co., Inc. for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan Industries' consolidated cash flow (as defined in the indenture related to the O'Sullivan Industries senior subordinated notes) or (b) $300,000 per year. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility.

         The senior credit facility and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio for O'Sullivan Industries' most recently ended four full fiscal quarters would have been at least 2.0 to 1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         The management fees and reimbursable expenses of $122,000 and $169,000 recognized in the second quarter of fiscal years 2002 and 2001, respectively, and the fees and expenses of $220,000 and $254,000 recognized in the first six months of fiscal years 2002 and 2001, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations. The amounts due BRS at December 31, 2001 and June 30, 2001 approximated $438,000 and $218,000, respectively. The amounts are included in accrued liabilities on the accompanying consolidated balance sheets.

         At December 31, 2001, O'Sullivan held two notes receivable with a balance of approximately $325,000 from employees of O'Sullivan. O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the recapitalization and merger. The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control, and are with full recourse to the employees. The receivables are recorded on the O'Sullivan consolidated balance sheets as an increase in stockholders' deficit.

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

         On October 8, 1999, the District Court ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan representatives discussed the issues in the dispute but did not reach a resolution, and the parties commenced arbitration proceedings on the matter. The hearing on the arbitration was held in October 2001, and the parties have completed post-hearing briefing.

         During the quarters and six months ended December 31, 2001 and 2000, O'Sullivan made no payment to RadioShack pursuant to the tax sharing agreement. O'Sullivan believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. If the ruling in the arbitration proceeding is in RadioShack's favor, O'Sullivan's payments under the tax sharing agreement would be substantially higher. This amount is estimated at $16.2 million for the period from November 30, 1999 through December 31, 2001. Payment of this amount, however, could cause O'Sullivan to be in violation of one or more of the covenants under its senior credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

           We are a leading ready-to-assemble furniture manufacturer in the United States with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products--bookcases, cabinets, computer workcenters, desks, entertainment centers and stereo racks with retail prices ranging from $20 to $999. In recent years, we have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on growth opportunities presented by emerging retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, department stores, home improvement centers and home furnishings retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and sustain our future growth.

         The domestic ready-to-assemble furniture market grew at a compound annual growth rate of about 8.75% from 1997 through 2000, according to Homeworld Business. Sales for the RTA furniture market, however, declined about 11% in calendar 2001. After two years of sales growth in excess of 10%, our net sales declined 11.3% in fiscal 2001 and 6.9% in the first half of fiscal 2002. Our sales declined for several reasons:

         o the stalling of growth in sales of personal computers, which reduced the need for computer desks and workstations;

         o the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         o store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward and ShopKo;

         o        the bankruptcy of Ames and Service Merchandise;

         o        the liquidation of Montgomery Ward;

         o inventory reductions by our customers, particularly in the office superstore channel; and

         o the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise.

         These factors, along with the economic repercussions from the September 11, 2001 terrorist attacks, continue to affect our business in fiscal 2002. Our current estimate is that sales for the third quarter of fiscal 2002 will be about the same as sales in the third quarter of fiscal 2001. While we have confidence in the long term future of the RTA furniture industry, we cannot predict when our sales will return to their historical growth rates.

         We purchase large quantities of raw materials, including particleboard and fiberboard. We are dependent on our outside suppliers for all of these raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases of these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly lower in the first half of fiscal 2002. However, we cannot assure you that raw material prices will not increase in the future.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the quarter ended December 31, 2001 decreased by $8.7 million, or 9.0%, to $87.9 million from $96.6 million for the quarter ended December 31, 2000. For the six-month period ended December 31, 2001, net sales decreased $12.9 million, or 6.9%, to $174.2 million from $187.1 million. Our sales were hurt for the reasons described above, including the bankruptcy of Montgomery Ward in December 2000 and its subsequent liquidation. Sales decreases in the office superstore, department store/catalog showroom and regional mass merchant channels were offset somewhat by sales increases in the home center and mass merchant channels.

         On January 22, 2002, Kmart Corporation, which accounted for around 8% of our gross sales in the first six months of fiscal 2001, filed for Chapter 11 bankruptcy court protection. As part of its reorganization, Kmart has announced plans to evaluate the performance of each of its 2,114 stores by the end of the first quarter of calendar 2002. Kmart has stated it will close unprofitable and under-performing stores. Kmart said it has secured financing of $2 billion to help the company's cash flow while it restructures and hopes to emerge from Chapter 11 in 2003. O'Sullivan increased its allowance for doubtful accounts by $700,000 during the quarter ended December 31, 2001 because of the Kmart bankruptcy. O'Sullivan has resumed shipments to the company on a post-petition basis and anticipates significant sales to Kmart in the future. However, there can be no assurance that we will ship as much to Kmart as we did in prior periods or that Kmart will be successful in its restructuring efforts.

         Gross Profit. Gross profit decreased to $25.3 million, or 28.7% of sales, for the three month period ended December 31, 2001, from $26.7 million, or 27.7% of sales, for the comparable prior year quarter. For the six months ended December 31, 2001, gross profit declined to $49.9 million, or 28.6% of sales, from $51.1 million, or 27.3% of sales, in the first half of fiscal 2001. Our decrease in gross profit dollars was primarily due to decreased sales volume and excess capacity partially offset by lower material prices and the cost savings from the January 2001 closure of our Utah manufacturing plant.

         Selling, Marketing, and Administrative Expenses. Selling, marketing and administrative expenses decreased to $16.8 million, or 19.1% of sales, for the three month period ended December 31, 2001, from $18.9 million, or 19.6% of sales, for the quarter ended December 31, 2000. For the six months ended December 31, 2001, selling, marketing and administrative expenses declined 9.3% from last year to $35.1 million. The decrease in selling, marketing and administrative expenses was due to program changes with two major customers that decreased freight out and promotional expenses. These decreases were partially offset by increased bad debt expense associated with the Kmart bankruptcy filing and by increased legal fees associated with the RadioShack arbitration proceedings.

         Restructuring Charge. In November 2000, we announced a strategic restructuring plan intended to ensure long-term stability and prosperity. The slowdown in sales during the first half of fiscal 2001 caused us to reassess our business plan, specifically expenses and available production capacity. The sales downturn, combined with improvements in production efficiencies and expansions at the Missouri and Virginia plants during the past few years, provided production capacity that exceeded our near term sales requirements. Based on forecasted sales, the Missouri and Virginia plants would provide sufficient production for the next two and possibly three fiscal years with minimal capital expenditures for increased capacity after ongoing projects were completed. Accordingly, we closed the Utah facility on January 19, 2001.

         We are actively attempting to sell the Utah land, building and excess equipment as soon as practicable. We have relocated certain equipment to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were written down to estimated fair value, resulting in an impairment charge of approximately $8.7 million. The impairment charge is reflected in accumulated depreciation on the accompanying consolidated balance sheet. The fair value is an estimate, and the impairment may be adjusted in the future. We also recognized a $495,000 cash expense for the involuntary termination of 325 management and non-management employees at the Utah facility as well as exit costs of approximately $527,000 for increased workers' compensation claims, real and personal property taxes and security expenses applicable to the Utah facility closure.

         We reduced the administrative and support staff in the Lamar, Missouri headquarters through voluntary and involuntary terminations. About 40 employees received termination packages totaling approximately $807,000. The total restructuring charge of $10.5 million is included as a separate line item on the accompanying consolidated statement of operations.

         The following summarizes the restructuring charge:

                                                         Charges                    Charges
                                                         through      Balance,      through            Balance,
                                          Original       June 30,     June 30,     December 31,      December 31,
        Restructuring Charges              Accrual         2001         2001          2001               2001
        ---------------------             --------       -------      -------      -----------       -----------
                                                                    (in thousands)
Employee termination benefits(1)           $1,302       $  915          $387          $387               $ --
Other Utah facility exit costs(1)             527          282           245           245                 --
                                           ------       ------          ----          ----               ----
     Total                                 $1,829       $1,197          $632          $632               $ --
                                           ======       ======          ====          ====               ====

         (1) Included in accrued liabilities in the accompanying consolidated balance sheets.

         Depreciation and Amortization. Depreciation and amortization expenses declined to $3.6 million for the second quarter of fiscal 2002 compared to $3.9 million for the second quarter of fiscal 2001. For the six months ended December 31, 2001, depreciation and amortization expenses declined $822,000 to $7.0 million from $7.9 million for the six months ended December 31, 2000. The decline was due to the closing of our Cedar City, Utah facility in January 2001 and the discontinuance of goodwill amortization upon the adoption of SFAS 142, partially offset by capital additions for capacity expansion and manufacturing equipment upgrades put into service in fiscal 2001 and 2002.

         Operating Income (Loss). Operating income increased $11.2 million to $8.5 million for the quarter ended December 31, 2001 from a loss of $2.7 million in the quarter ended December 31, 2000. Operating income increased $12.9 million from $1.9 million in the six months ended December 31, 2000 to $14.8 million in the six months ended December 31, 2001. The restructuring charge in fiscal 2001 reduced operating income by $10.5 million. Decreased sales and the associated decrease in gross profits were offset by lower selling, marketing and administrative expenses in the three month and six month periods ended December 31, 2001.

         Net Interest Expense. Net interest expense decreased from $8.8 million in the second quarter of fiscal 2001 to $6.7 million in the second quarter of fiscal 2002. For the six months ended December 31, 2001, net interest expense declined $1.7 million to $15.2 million from $17.0 million in the six months ended December 31, 2000. Interest expense decreased due to the change in fair value of our interest rate collar as well as our repayment of debt and lower variable interest rates on a portion of our debt. The following table describes the components of net interest expense.

                                                Three months ended      Six months ended
                                                   December 31,           December 31,
                                                -----------------      ------------------
                                                             (in thousands)
                                                 2001         2000        2001       2000
                                                 ----         ----        ----       ----
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                         $  5,983    $  7,211    $ 12,326    $ 14,326
Interest expense on O'Sullivan Holdings note        555         450       1,083         900
Interest rate collar                               (274)        721         927         959
Amortization of debt discount                       131         114         256         222
Amortization of loan fees                           402         402         805         805
Interest income                                     (76)       (107)       (167)       (250)
                                               --------    --------    --------    --------
Net interest expense                           $  6,721    $  8,791    $ 15,230    $ 16,962
                                               ========    ========    ========    ========

         Income Tax Provision (Benefit). Our income tax benefit declined from $4.0 million in the three months ended December 31, 2000 to an expense of $613,000 in the three months ended December 31, 2001. The income tax benefit for the first six months of fiscal 2002 was $163,000 compared to the income tax benefit of $5.3 million in the first six months of fiscal 2001. The effective tax rate remained constant at 35%.

         Cumulative Effect of Accounting Change. Upon the adoption of SFAS 133 in July 2000, O'Sullivan recognized a liability of $386,000 based upon the fair value of a costless interest rate collar initiated on February 28, 2000. That portion of the liability incurred prior to fiscal 2001, $148,000, is included, net of income tax benefit of $53,000, as cumulative effect of accounting change on the accompanying consolidated statement of operations.

         Net Income (Loss). Net income increased $8.6 million from a loss of $7.5 million in the second quarter of fiscal 2001 to income of $1.1 million in the second quarter of fiscal 2002. For the six-month period ended December 31, 2001, the net loss decreased $9.6 million to $300,000, or 0.2% of sales, from $9.9 million, or 5.2% of sales, in fiscal 2001. The restructuring charge of $10.5 million decreased net income in the three months and six months ended December 31, 2000.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $10.9 million to $12.1 million for the quarter ended December 31, 2001 from $1.2 million for the prior year quarter. For the six months ended December 31, 2001, EBITDA increased $12.1 million to $21.8 million from $9.7 million for the comparable period a year ago. The restructuring charge of $10.5 million decreased EBITDA in the three months and six months ended December 31, 2000. The increase in EBITDA during the six months ending December 31, 2001 was also due to lower material prices and the closure of the less efficient Cedar City, Utah plant in January 2001, partially offset by lower sales volume.

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

         The following table reconciles net income (loss) to EBITDA for the three and six months ended December 31, 2001 and December 31, 2000.

                                          Three months ended      Six months ended
                                             December 31,           December 31,
                                          -----------------      ------------------
                                                        (in thousands)
                                            2001         2000        2001       2000
                                            ----         ----        ----       ----
Net income (loss)                         $  1,136   $ (7,486)   $   (300)   $ (9,874)
Cumulative effect of accounting change,
    net of income tax benefit of $53            --         --          --          95
Income tax provision (benefit)                 613     (4,021)       (163)     (5,311)
Interest expense, net                        6,721      8,791      15,230      16,962
                                          --------   --------    --------    --------
Operating income (loss)                   $  8,470   $ (2,716)   $ 14,767    $  1,872
Depreciation and amortization                3,608      3,932       7,029       7,851
                                          --------   --------    --------    --------
EBITDA                                    $ 12,078   $  1,216    $ 21,796    $  9,723
                                          ========   ========    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facility and notes, payments to RadioShack and to provide for working capital and capital expenditures. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility.

         Working Capital. As of December 31, 2001, cash and cash equivalents totaled $20.6 million. Net working capital was $80.1 million at December 31, 2001 compared to $81.1 million at June 30, 2001. Higher cash balances were offset by decreased accounts receivable and inventories, seasonal increases in accrued advertising and increases in accounts payable and accrued compensation.

         Operating Activities. Net cash provided by operating activities for the six months ended December 31, 2001 was $26.3 million compared to net cash provided of $11.1 million for the six months ended December 31, 2000. Cash flow from operations increased year-over-year for the following reasons.

         o We reduced our net loss to $300,000 in the first half of fiscal 2002 from $9.9 million in the first half of fiscal 2001. The largest portion of the improvement was due to the December 2000 restructuring charge of $10.5 million. Of this charge, $8.7 million was non-cash, partially offset by the $3.1 million increase in deferred income taxes associated with the charge.

         o Cash was provided by an increase in accounts payable of $2.7 million in the six months ended December 31, 2001, while cash totalling $3.9 million was used to fund a decrease in accounts payable in the prior year period. Payables for capital improvements accounted for $2.1 million of this change as our projects in Virginia and Missouri are now largely complete. The pending closure of the Utah facility also decreased our payables at December 31, 2000 as we were not ordering raw materials for that facility. The remaining decrease in the six months ended December 31, 2000 was due to declining sales. The increase in payables during the six months ended December 31, 2001 was primarily due to new import lines.

         o In the first six months of fiscal 2001, accrued liabilities declined $5.2 million principally due to reduced profit sharing and incentive compensation. In the first six months of fiscal 2002, accrued liabilities increased $754,000.

         o We reduced inventory by $5.5 million in the first six months of fiscal 2002 because of lower sales and tight controls. This reduction was greater than the $2.3 million decline in the first half of fiscal 2001.

Two significant items partially offset the increase in cash flow provided by operating activities from the first half of fiscal 2002 over the first half of fiscal 2001:

         o Accounts receivable declined $3.1 million in the first half of fiscal 2002, less than the $5.3 million decline in the first half of fiscal 2001, providing more cash in the first six months of fiscal 2001 than in the same period of fiscal 2002.

         o Decreases in accrued restructuring charges used $632,000 of cash in the fiscal 2002 first half, while accrued restructuring charges increased by $1.8 million in the fiscal 2001 first half.

         Investing Activities. We invested $5.9 million for capital expenditures for the six months ended December 31, 2001 compared to $8.6 million for the prior year six month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $4.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at December 31, 2001 was $243.0 million consisting of:

         o $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.046% providing $98.0 million in cash proceeds before expenses related to the issuance.

         o $114.3 million in a senior secured credit facility consisting of a five year $26.6 million term loan, a seven and one-half year $87.7 million term loan and a $40.0 million revolving line of credit, currently with no borrowings. The current portion of these term loans is approximately $3.5 million. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.3 million.

         o        $10.0 million in variable rate industrial revenue bonds.

         o $18.7 million, including $3.7 million of PIK interest, in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million.

         During the six months ended December 31, 2001, we made regularly scheduled principal payments of $1.8 million against the term loans included in our senior secured credit facility and a $5.0 million prepayment. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our credit facility was approximately $10.6 million at December 31, 2001. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility.

         The credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. The financial covenants contained in the credit facility, as amended, are as follows:

         o Our consolidated leverage ratio must be less than 4.60. The ratio at December 31, 2001 was 4.41.

         o        Our consolidated interest coverage ratio must be greater than
                  1.80. The ratio at December 31, 2001 was 1.86.

         o Our consolidated fixed charge coverage ratio must be greater than 1.10. The ratio at December 31, 2001 was 1.20.

         o Our senior debt coverage ratio must be less than 2.85. The ratio at December 31, 2001 was 2.44.

         o Our consolidated EBITDA must be at least $52 million for the fiscal year ending June 30, 2002.

EBITDA and consolidated interest expense as defined in the credit facility for the twelve months ended December 31, 2001 were $50.9 million and $27.4 million, respectively. O'Sullivan Industries is the borrower under the credit facility, so the covenants do not include the $18.7 million senior note of O'Sullivan Industries Holdings, Inc. or interest on the note.

         In addition, the agreements effectively prohibit the payment of dividends on our stock. At December 31, 2001 we were in compliance with all applicable debt covenants.

         As required under the senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at December 31, 2001, we would have been required to pay the counter-party approximately $3.0 million. The counter-party to our interest rate collar provides us with the payment amount that would be required to terminate the collar as of the end of each quarter. We recorded the change in fair value of the collar as increased or decreased interest expense in the consolidated statements of operations and included the resulting liability in other liabilities on the consolidated balance sheets.

         Tax Sharing Agreement. During the six months ended December 31, 2001, O'Sullivan made no payment to RadioShack pursuant to the Tax Sharing and Tax Reimbursement Agreement between us. O'Sullivan believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. The effect of the merger upon our payments to RadioShack under this agreement is the subject of an arbitration proceeding. If the ruling in the arbitration proceeding were in RadioShack's favor, our payments under the tax sharing agreement would be substantially higher. For the period from November 30, 1999 through December 31, 2001, we estimate this amount at $16.2 million. Payment of this amount, however, could cause us to be in violation of one or more of the covenants under our senior credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

         On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         o        We recognize revenue and profit when title passes.

         o We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. Market conditions could require us to take actions to increase customer incentive offerings. These offerings could reduce our revenues or increase our expenses when the incentive is offered.

         o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         o We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

         o We record our deferred tax assets at the amount that the asset is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would adjust the deferred tax asset, increasing income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, we would charge to income an adjustment to the deferred tax asset in the period such determination was made.

         o We recorded asset impairment charges, employee termination benefits and other exit costs related to a business restructuring plan to reduce production capacity and operating expenses. If market conditions deteriorate further, additional write-downs on the building and equipment may be necessary.

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

         o changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, terrorist attacks or otherwise, as we experienced in fiscal 2001 and the first half of fiscal 2002;

         o pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995 and is occurring again now, or customer demand in excess of our ability to supply product;

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

         o actions of current or new competitors, foreign or domestic, that increase competition with our products or prices;

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

         As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin in the first quarter of fiscal 2001. During fiscal 2001, prices for these products declined, which helped gross margins in the second half of fiscal 2001 and the first half of fiscal 2002. Prices for these and other commodities will continue to fluctuate.

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

         On October 8, 1999, the District Court ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan representatives discussed the issues in the dispute but did not reach a resolution, and the parties commenced arbitration proceedings on the matter. The hearing on the arbitration was held in October 2001, and the parties have completed post-hearing briefing.

         During the six months ended December 31, 2001 and 2000, O'Sullivan made no payment to RadioShack pursuant to the tax sharing agreement. O'Sullivan believes it is now, and expects to continue to be, in full compliance with the tax sharing agreement. If the ruling in the arbitration proceeding is in RadioShack's favor, O'Sullivan's payments under the tax sharing agreement would be substantially higher. This amount is estimated at $16.2 million for the period from November 30, 1999 through December 31, 2001. Payment of this amount, however, could cause us to be in violation of one or more of the covenants under our senior credit facility.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of stockholders of O'Sullivan was held on November 8, 2001 to elect two Class II directors. We did not solicit proxies. Messrs. Stephen F. Edwards and Harold O. Rosser were reelected as Class II directors. Each of Messrs. Edwards and Rosser received 1,116,369 votes; no votes were withheld. The terms of office of Messrs. Charles A. Carroll, Richard D. Davidson and Daniel F. O'Sullivan did not expire in 2001; they continue as directors of O'Sullivan.

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



                                    O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date:   February 13, 2002           By:        /s/ Richard D. Davidson
                                        ---------------------------------------
                                                   Richard D. Davidson
                                                     President and
                                                Chief Executive Officer



Date:   February 13, 2002           By:         /s/ Phillip J. Pacey
                                        ---------------------------------------
                                                    Phillip J. Pacey
                                               Senior Vice President and
                                                 Chief Financial Officer
                                          (Principal Financial and Accounting
                                                       Officer)

                                INDEX TO EXHIBITS

                                                                                         Page
 Exhibit No.                         Description                                          No.
 -----------                         -----------                                         ----
     2.1       Amended and Restated Agreement and Plan of Merger, dated as of
               October 18, 1999, between O'Sullivan Industries Holdings, Inc.
               and OSI Acquisition, Inc. (incorporated by reference from
               Appendix A to Proxy Statement/Prospectus included in Amendment
               No. 5 to Registration Statement on Form S-4 (File No. 333-81631))

  3.1 & 4.1    Amended and Restated Certificate of Incorporation of
               O'Sullivan (incorporated by reference from Exhibit 2.4(a) to
               Appendix A to Proxy Statement/Prospectus included in
               Registration Statement on Form S-4 (File No. 333-81631))

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

     10.1      Schedule of outside director fees                                         20

     10.2      O'Sullivan Industries Holdings, Inc. 2001 Director Common Stock
               Option Plan                                                               21

     10.3      Form of Director Common Stock Option Agreement                            27