Form 10-Q
period 2002-03-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2002-05-15
CIK 915354

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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

                                 (417) 682-3322
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ----

         As of May 10, 2002, 1,368,000 shares of Common Stock of O'Sullivan Industries Holdings, Inc., par value $0.01 per share, were outstanding.



================================================================================

                      The Index to Exhibits is on page 24.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                       March 31,     June 30,
                                       Assets                                             2002         2001
                                                                                       ---------    ---------
Current assets:
     Cash and cash equivalents                                                         $  38,476    $   7,060
     Trade receivables, net of allowance for doubtful accounts                            56,304       52,570
         of $3,960 and $4,750, respectively
     Inventories, net                                                                     39,687       48,538
     Prepaid expenses and other current assets                                             2,267        8,820
                                                                                       ---------    ---------
              Total current assets                                                       136,734      116,988

Property, plant and equipment, net                                                        90,435       95,872
Other assets                                                                              10,742       12,232
Goodwill, net of accumulated amortization                                                 38,088       38,088
                                                                                       ---------    ---------
                  Total assets                                                         $ 275,999    $ 263,180
                                                                                       =========    =========
                        Liabilities and Stockholders' Deficit

Current Liabilities:
     Accounts payable                                                                  $  15,240    $   8,534
     Current portion of long-term debt                                                     3,987        3,696
     Accrued advertising                                                                  13,073       10,285
     Accrued liabilities                                                                  19,706       13,354
     Payable to RadioShack                                                                24,597            -
                                                                                       ---------    ---------
              Total current liabilities                                                   76,603       35,869

Long-term debt, less current portion                                                     230,271      236,762
Other liabilities                                                                          6,407        5,222
Deferred income taxes                                                                          -       14,721
                                                                                       ---------    ---------
                  Total liabilities                                                      313,281      292,574

Commitments and contingent liabilities (Notes 2, 7, 8 and 9)

Mandatorily redeemable senior preferred stock, $0.01 par value; $32,369 and               17,531       15,301
     $29,648 liquidation value including accumulated dividends at March 31, 2002 and
     June 30, 2001, respectively; 17,000,000 shares authorized, 16,431,050 issued

Stockholders' deficit:
     Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
         none issued                                                                           -            -
     Junior preferred stock, Series B, $0.01 par value; at liquidation value
         including accumulated dividends; 1,000,000 shares authorized,                    72,390       65,366
         529,009.33 issued
     Common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000 issued             14           14
     Additional paid-in capital                                                           13,053       13,053
     Retained deficit                                                                   (139,305)    (122,470)
     Notes receivable from employees                                                        (331)        (322)
     Accumulated other comprehensive loss                                                   (634)        (336)
                                                                                       ---------    ---------
                  Total stockholders' deficit                                            (54,813)     (44,695)
                                                                                       ---------    ---------
                  Total liabilities and stockholders' deficit                          $ 275,999    $ 263,180
                                                                                       =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                        Three months ended       Nine months ended
                                                             March 31,               March 31,
                                                      ----------------------    --------------------
                                                          2002        2001        2002       2001
                                                      ----------    --------    --------  ----------
Net sales                                             $  105,467    $ 97,636    $271,974  $  274,603
Cost of sales                                             74,960      72,545     199,334     208,586
                                                      ----------    --------    --------  ----------
Gross profit                                              30,507      25,091      72,640      66,017
                                                      ----------    --------    --------  ----------
Operating expenses:
     Selling, marketing and administrative                15,171      14,014      42,537      42,562
     Restructuring charge                                      -           -           -      10,506
                                                      ----------    --------    --------  ----------
Total operating expenses                                  15,171      14,014      42,537      53,068
                                                      ----------    --------    --------  ----------
Operating income                                          15,336      11,077      30,103      12,949

Other income (expense):
   Interest expense                                       (6,113)     (9,701)    (21,510)    (26,913)
   Interest income                                           114         176         281         426
                                                      ----------    --------    --------  ----------
Income (loss) before income tax provision                  9,337       1,552       8,874     (13,538)
     and cumulative effect of accounting change
Income tax provision (benefit)                            16,619         573      16,456      (4,738)
                                                      ----------    --------    --------  ----------
Income (loss) before  cumulative effect of accounting
     change                                               (7,282)        979      (7,582)     (8,800)
Cumulative effect of accounting change, net of income
    tax benefit of $53                                         -           -           -         (95)
                                                      ----------    --------    --------  ----------
Net income (loss)                                         (7,282)        979      (7,582)     (8,895)
Dividends and accretion on preferred stock                (3,249)     (2,791)     (9,253)     (7,936)
                                                      ----------    --------    --------  ----------
Net loss attributable to common stockholders          $  (10,531)   $ (1,812)   $(16,835) $  (16,831)
                                                      ==========    ========    ========  ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                   Nine months ended
                                                                                       March 31,
                                                                                  --------------------
                                                                                     2002       2001
                                                                                  --------    --------
Cash flows provided by operating activities:
     Net loss                                                                     $ (7,582)   $ (8,895)
     Adjustments to reconcile net loss to net cash provided by operating activities:
              Depreciation and amortization                                         10,796      11,248
              Amortization of debt issuance cost                                     1,207       1,207
              Amortization of debt discount and accrued interest on senior note      2,043       1,826
              Interest rate collar                                                      99       2,033
              Bad debt expense                                                       1,310         241
              Loss on disposal of assets                                               422         112
              Impairment of long-lived assets to be sold                                 -       8,677
              Deferred income taxes                                                 (9,385)     (3,148)
              Accrual of special payment on options to purchase Series A junior        803         702
                  preferred stock
     Changes in current assets and liabilities:
              Trade receivables                                                     (5,044)      2,043
              Inventories                                                            8,851       9,739
              Other assets                                                             907      (1,004)
              Payable to RadioShack                                                 24,597           -
              Accounts payable, accrued liabilities and other liabilities           17,057      (6,881)
                                                                                  --------    --------
Net cash provided by operating activities                                           46,081      17,900
                                                                                  --------    --------
Cash flows used for investing activities:
     Capital expenditures                                                           (7,007)    (14,334)
                                                                                  --------    --------
Cash flows used for financing activities:
     Repayment of borrowings                                                        (7,658)     (2,000)
                                                                                  --------    --------
Net increase in cash and cash equivalents                                           31,416       1,566
Cash and cash equivalents, beginning of period                                       7,060      11,867
                                                                                  --------    --------
Cash and cash equivalents, end of period                                          $ 38,476    $ 13,433
                                                                                  ========    ========
Non-cash financing activities:
     Capital expenditures included in accounts payable                            $    299    $    415
     Dividends accrued but not paid                                                  9,745       8,496




              The accompanying notes are an integral part of these
                       consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    For the nine months ended March 31, 2002
                                 (in thousands)

                                      Series B junior
                                      preferred stock        Common stock       Additional
                                    -------------------    -----------------      paid-in        Retained
                                    Shares      Dollars    Shares    Dollars      capital         deficit
                                    ------      -------    ------    -------      -------         -------
Balance, June 30, 2001                529      $ 65,366     1,368     $   14     $  13,053      $ (122,470)
         Net loss                                                                                   (7,582)
         Other comprehensive loss
         Loans to employees-interest
             income
         Repayment of employee
             loans
         Dividends and accretion on                                                                 (2,229)
             senior preferred stock
         Dividends and accretion on                                                                 (7,024)
             junior preferred stock               7,024
                                      ---      --------     -----     ------     ---------      ----------
Balance, March 31, 2002               529      $ 72,390     1,368     $   14     $  13,053      $ (139,305)
                                      ===      ========     =====     ======     =========      ==========

                                           Notes       Accumulated      Total
                                        receivable        other         stock-
                                           from       comprehensive    holders'     Comprehensive
                                        employees         loss         deficit           loss
                                        ---------     -------------   ---------     -------------

 Balance, June 30, 2001                $    (322)     $    (336)     $ (44,695)
          Net loss                                                      (7,582)     $    (7,582)
          Other comprehensive loss                         (298)          (298)            (298)
          Loans to employees-interest
              income                         (18)                          (18)
          Repayment of employee
              loans                            9                             9
          Dividends and accretion on
              senior preferred stock                                    (2,229)
          Dividends and accretion on
              junior preferred stock                                         -
                                       ---------      ---------      ---------      -----------
 Balance, March 31, 2002               $    (331)     $    (634)     $ (54,813)     $    (7,880)
                                       =========      =========      =========      ===========






















          The accompanying notes are an integral part of these
                       consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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


                                                       Charges                      Charges
                                                       through      Balance,        through       Balance,
                                        Original       June 30,     June 30,        March 31,     March 31,
    Restructuring Charges               Accrual          2001         2001            2002          2002
----------------------------------      --------       -------      -------         ---------     --------
                                                                      (in thousands)
Employee termination benefits(1)        $  1,302       $   915       $ 387          $  387          $  -
Other Utah facility exit costs(1)            527           282         245             245             -
                                        --------       -------       -----          ------          ----
     Total                              $  1,829       $ 1,197       $ 632          $  632          $  -
                                        ========       =======       =====          ======          ====


         (1) Included in accrued liabilities in the accompanying consolidated balance sheets.

Accumulated depreciation was increased $8.7 million to record asset impairments.

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS

         O'Sullivan adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, on July 1, 2000. As required by the transition provisions of SFAS 133, O'Sullivan recorded a net-of-tax cumulative-effect type loss of $95,000 in fiscal 2001 to recognize the fair value of its derivatives designated as cash-flow hedging instruments.

         As required under the senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in

March 2003, is based on three-month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. O'Sullivan recorded additional (reduced) interest expense of $(828,000) and $1.1 million for the quarters ended March 31, 2002 and March 31, 2001, respectively. For the nine months ended March 31, 2002 and March 31, 2001, O'Sullivan recognized additional interest expense associated with the interest rate collar of $99,000 and $2.0 million, respectively. These amounts represent the changes in fair value of the interest rate collar. To terminate this contract at March 31, 2002 and June 30, 2001, O'Sullivan would have been required to pay the counter-party approximately $2.2 million and $2.1 million, respectively. Prior to March 31, 2002, these amounts have been recorded in other liabilities in the accompanying consolidated balance sheets. Because the interest rate collar expires in March 2003, the fair value of the interest rate collar on March 31, 2002 has been reclassified to accrued liabilities in the accompanying consolidated balance sheets.

NOTE 4--NEW ACCOUNTING STANDARDS

         In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain customer promotional payments that are currently classified as selling expenses be classified as a reduction of revenue. O'Sullivan adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales. Its adoption by O'Sullivan had no impact on operating income (loss) or net income (loss). As a result of the adoption of EITF 00-25, for the six months ended December 31, 2001, $7.7 million was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense. Reclassifications for prior fiscal year three month and nine month periods ending March 31, 2001 were $3.5 million and $13.6 million, respectively.

         The Financial Accounting Standards Board ("FASB") issued SFAS 142, Goodwill and Other Intangible Assets, on June 30, 2001. O'Sullivan adopted SFAS 142 on July 1, 2001, the beginning of its 2002 fiscal year. With the adoption of SFAS 142, goodwill of approximately $38.1 million is no longer subject to amortization over its estimated useful life. Rather, goodwill will be assessed regularly for impairment by applying a fair-value-based test. SFAS 142 requires that the initial impairment test be performed within six months of the adoption date. O'Sullivan has completed the initial valuation of the reporting unit, using the enterprise as the reporting unit. Because the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss. O'Sullivan has discontinued amortizing approximately $1.7 million of goodwill per year. O'Sullivan recorded $417,000 of goodwill amortization expense in the quarter ended March 31, 2001 and $1.3 million for the nine months ended March 31, 2001. Adjusted net loss and adjusted net loss attributable to common stockholders for the quarter and nine months ended March 31, 2001 and the three previous fiscal years ending June 30 had such amortization not been recorded are shown in the following table.



                                               Three months    Nine months
                                                  ended           ended           Fiscal year ended June 30,
                                                       March 31, 2001            2001         2000       1999
                                               ---------------------------     ---------    --------   ---------
                                                                      (in thousands)
Adjusted net income (loss)                       $     1,328   $     (7,849)   $  (6,543)   $ (1,778)  $  22,540

Adjusted net income (loss) attributable to
    common stockholders                               (1,463)       (15,785)     (17,276)     (7,313)     22,540



         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This pronouncement, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. O'Sullivan is currently determining what impact, if any, this pronouncement will have on its consolidated financial statements.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. O'Sullivan is currently determining what impact, if any, this pronouncement will have on its consolidated financial statements.

NOTE 5--SHIPPING AND HANDLING COSTS

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in the third quarters of fiscal 2002 and fiscal 2001 were approximately $3.2 million and $3.0 million, respectively. Freight out costs in the nine months ended March 31, 2002 and March 31, 2001 were $7.7 million and $9.3 million, respectively.

NOTE 6--INVENTORY

         Inventory, net, consists of the following:

                 March 31,  June 30,
                   2002       2001
                 --------   -------
                   (in thousands)

Finished goods    $21,630   $35,798
Work in process     5,735     4,256
Raw materials      12,322     8,484
                  -------   -------
                  $39,687   $48,538
                  =======   =======

NOTE 7--INCOME TAXES

         O'Sullivan recorded tax expense of $16.6 million for the quarter ended March 31, 2002 that included a valuation allowance of $13.4 million. Since O'Sullivan's initial public offering by RadioShack in 1994, the benefits of the tax deductions under the tax sharing agreement have been accounted for as income taxes. As those benefits reduced O'Sullivan's federal income tax obligations, payments were made to RadioShack as opposed to the IRS. Since the recapitalization in 1999, O'Sullivan made an $800,000 payment to RadioShack as it had little taxable income to utilize the tax deductions. These deductions resulted in net operating losses (NOL's) for federal tax purposes for which O'Sullivan recorded no deferred tax assets as such deductions were assets of RadioShack under the Agreement.

         As more fully described in Note 9--Commitments and Contingencies, O'Sullivan can no longer consider the increased interest costs in calculating the amounts due to RadioShack. Therefore, O'Sullivan will have to make payments to RadioShack in advance of when all of the deductions O'Sullivan is entitled to on its federal income tax return result in a reduction in federal tax payments. In effect, as a result of the arbitration decision and settlement, O'Sullivan will contractually prepay tax benefits to RadioShack that may be recovered from reductions to federal income tax liabilities in the future.

         As a result of the arbitration decision and settlement, O'Sullivan has agreed to pay $24.6 million to RadioShack as of March 31, 2002. O'Sullivan has recorded this payment as a deferred tax asset and accrued liability. O'Sullivan has a net deferred tax asset of approximately $13.4 million at March 31, 2002. Under SFAS 109, Accounting for Income Taxes, O'Sullivan must determine if it is more likely than not that the net deferred tax assets will be realized as reductions in tax liabilities in the future. At December 31, 2001 (O'Sullivan files federal income tax returns on a calendar year basis), O'Sullivan had a NOL carryforward for federal income tax purposes of approximately $58.3 million. In 2009, when substantially all of the tax deductions (which can no longer be calculated considering certain O'Sullivan interest costs pursuant to the arbitration decision) are expected to have been taken, O'Sullivan and RadioShack are to negotiate a settlement of the then present value of the realizable tax benefits O'Sullivan has yet to deduct.


         Pursuant to SFAS 109, management projected its expected future taxable income utilizing operating performance O'Sullivan expects to achieve in fiscal 2002 assuming O'Sullivan's performance would be no better or worse over an extended period of time. Such projections indicate that O'Sullivan will not have taxable income until 2009 when substantially all the tax benefit deductions have been taken. At that point, the projections indicate that the NOL's existing at that time would be utilized before they expire. However, O'Sullivan currently has and is expected to have taxable losses for a number of years in the future and SFAS No. 109 requires objective evidence to support the more likely than not conclusion. Projections over a long time frame are inherently uncertain, and O'Sullivan cannot provide objective evidence that its operations in 2009 and beyond will produce sufficient taxable income. As a result, O'Sullivan has provided a valuation allowance on its net deferred tax assets of $13.4 million at March 31, 2002 and will continue to provide an allowance as those net deferred tax assets grow into the future until sufficient objective evidence exists about future results of operations which supports the reversal of all or part of the valuation allowance.

NOTE 8--RELATED PARTY TRANSACTIONS

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

         The management fees and reimbursable expenses of $198,000 and $143,000 recognized in the third quarter of fiscal years 2002 and 2001, respectively, and the fees and expenses of $418,000 and $345,000 recognized in the first nine months of fiscal years 2002 and 2001, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations. Additionally, O'Sullivan paid BRS $49,000 in fiscal 2001 to reimburse BRS for expenses. The amounts due BRS at March 31, 2002 and June 30, 2001 approximated $636,000 and $218,000, respectively. The amounts are included in accrued liabilities on the accompanying consolidated balance sheets.

         At March 31, 2002, O'Sullivan held two notes receivable with a balance of approximately $331,000 from employees of O'Sullivan. O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the recapitalization and merger. The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control, and are with full recourse to the employees. The receivables are recorded on the O'Sullivan consolidated balance sheets as an increase in stockholders' deficit.

NOTE 9--COMMITMENTS AND CONTINGENCIES

RADIOSHACK LITIGATION

         On June 29, 1999, RadioShack Corporation (formerly Tandy Corporation) filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. The complaint related to a potential reduction in O'Sullivan's tax sharing payments to RadioShack under a tax sharing and tax benefit reimbursement agreement that would result from increased interest expense after the completion of the then-proposed recapitalization and merger that closed on November 30, 1999. RadioShack claims that this reduction would violate the tax sharing agreement. The complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax sharing payments to RadioShack as if the merger had not occurred. During the quarters and nine months ended March 31, 2002 and 2001, O'Sullivan made no payment to RadioShack pursuant to the tax sharing agreement.

         On October 8, 1999, the District Court ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan representatives discussed the issues in the dispute but did not reach a resolution, and the parties commenced arbitration proceedings on the matter. The hearing on the arbitration was held in October 2001, and the parties completed post-hearing briefing in December 2001.

         In March 2002, the arbitration panel presiding over the arbitration proceedings concerning the tax sharing agreement between RadioShack Corporation and O'Sullivan issued its written opinion. In its opinion, the arbitration panel ruled that the interest expense arising from the recapitalization and merger that closed on November 30, 1999 is not deductible in calculating the payments due from O'Sullivan to RadioShack under the tax sharing agreement.

         Following the issuance of the opinion, O'Sullivan reached a settlement of the dispute with RadioShack. Under the settlement, O'Sullivan paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees.

          O'Sullivan agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For taxes related to the quarter ended March 31, 2002, O'Sullivan paid RadioShack $3.1 million in May 2002.

         O'Sullivan funded the back payment and the payment for the quarter ended March 31, 2002 from cash on hand. O'Sullivan expects to fund future payments from cash on hand or borrowings under its senior credit facility. Payments under the tax sharing agreement for the second half of fiscal 2002 and all of fiscal 2003 are expected to be about $6.2 million and $11.0 million, respectively.

         In order to pay the amounts due under the settlement, O'Sullivan and its senior lenders have amended the senior credit facility. The amendment excludes from the definition of consolidated fixed charges certain amounts paid by O'Sullivan pursuant to the tax sharing agreement through the period ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RADIOSHACK ARBITRATION

         In March 2002, the arbitration panel presiding over the arbitration proceedings concerning the tax sharing and tax benefit reimbursement agreement between RadioShack Corporation and O'Sullivan issued its written opinion. In its opinion, the arbitration panel ruled that the interest expense arising from the recapitalization and merger that closed on November 30, 1999, is not deductible in calculating the payments due from us to RadioShack under the Agreement.

         Following the issuance of the opinion, we reached a settlement of the dispute with RadioShack. Under the settlement, we paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees.

         We agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the quarter ended March 31, 2002, we paid RadioShack $3.1 million in May 2002.

         We funded the back payment and the payment for the quarter ended March 31, 2002 from cash on hand. We expect to fund future payments from cash on hand or borrowings under our senior credit facility. Payments under the tax sharing agreement for the fourth quarter of fiscal 2002 and all of fiscal 2003 are expected to be about $6.2 million and $11.0 million, respectively. See Note 7 to our unaudited consolidated financial statements for additional information on the accounting for the settlement of the tax sharing agreement arbitration.

         O'Sullivan and its senior lenders have amended our senior credit facility. The amendment excludes from the definition of consolidated fixed charges certain amounts paid by O'Sullivan pursuant to the tax sharing agreement through the period ended June 30, 2002.

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

         The domestic ready-to-assemble furniture market grew at a compound annual growth rate of about 8.75% from 1997 through 2000, according to Homeworld Business. Sales for the RTA furniture market, however, declined about 11% in calendar 2001; our sales for calendar 2001 were down around 9%. Our net sales grew in excess of 10% in each of fiscal years 1999 and 2000 and declined 11.3% in fiscal 2001 and 6.9% in the first half of fiscal 2002. Our sales declined for several reasons:

         >> the stalling of growth in sales of personal computers, which reduced the need for computer desks and workstations;

         >> the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         >> store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward and ShopKo;

         >>   the bankruptcy of Ames and Service Merchandise;

         >>   the liquidation of Montgomery Ward;

         >> inventory reductions by our customers, particularly in the office superstore channel; and

         >> the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise.

         These factors, along with the economic repercussions from the September 11, 2001 terrorist attacks, continue to affect our business in fiscal 2002. Recent improvements in the economy, coupled with new product introductions and inventory replenishments by our customers, helped our net sales increase by 8.0% in the quarter ended March 31, 2002. Our current estimate is that sales for the fourth quarter of fiscal 2002 will increase about 5% to 10% over the fourth quarter of fiscal 2001 due in part to new product introductions.

         Raw Material Prices. We purchase large quantities of raw materials, including particleboard and fiberboard. We are dependent on our outside suppliers for all of these. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases of these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly lower in the first nine months of fiscal 2002. Prices for fiberboard, however, have begun to increase in the fourth quarter of fiscal 2002. We cannot assure you that raw material prices will not increase in the future.

RESULTS OF OPERATIONS

         Net Sales. Net sales for the quarter ended March 31, 2002 increased by $7.8 million, or 8.0%, to $105.5 million from $97.6 million for the quarter ended March 31, 2001. For the nine-month period ended March 31, 2002, net sales decreased $2.6 million, or 1.0%, to $272.0 million from $274.6 million. During the quarter, sales decreases in the regional mass merchant and consumer electronics channels were offset by strong increases in the mass merchant, home center and office superstore channels. For the nine months, sales decreases in the office superstore and regional mass merchant channels were partially offset by increases in home center and mass merchant channels.

         On January 22, 2002, Kmart Corporation, which accounted for around 8% of our gross sales in the first six months of fiscal 2002, filed for Chapter 11 bankruptcy court protection. As part of its reorganization, Kmart announced it is closing 283 stores. Kmart said it has secured financing of $2 billion to help the company's cash flow while it restructures and hopes to emerge from Chapter 11 in 2003. We increased our allowance for doubtful accounts by $700,000 during the quarter ended December 31, 2001 because of the Kmart bankruptcy. We resumed shipments to the company on a post-petition basis and anticipate significant sales to Kmart in the future. However, there can be no assurance that we will ship as much to Kmart as we did in prior periods or that Kmart will be successful in its restructuring efforts.

         Gross Profit. Gross profit increased to $30.5 million, or 28.9% of sales, for the three month period ended March 31, 2002, from $25.1 million, or 25.7% of sales, for the comparable prior year quarter. For the nine months ended March 31, 2002, gross profit increased to $72.6 million, or 26.7% of sales, from $66.0 million, or 24.0% of sales for the first nine months of fiscal 2001. Fiscal 2002 third quarter gross profit dollars increased primarily because of increased sales volume, lower material costs, primarily for particleboard, and greater overhead absorption. For the nine months ended March 31, 2002, favorable material pricing enhanced gross margin. The cost savings from the January 2001 closure of our less efficient Cedar City, Utah manufacturing plant also helped to improve our gross profit in the first nine months of fiscal 2002.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses increased to $15.2 million, or 14.4% of sales, for the three month period ended March 31, 2002, from $14.0 million, or 14.4% of sales, for the quarter ended March 31, 2001. For the nine months ended March 31, 2002, selling, marketing and administrative expenses were virtually unchanged compared to the prior year at approximately $42.5 million. In fiscal 2002, costs for incentive and profit sharing programs increased with our improved financial results, and legal fees increased due to the RadioShack arbitration. We also increased our bad debt expense this year because of the Kmart bankruptcy filing. Offsetting these increases were tighter cost controls in several areas and the discontinuation of goodwill amortization on July 1, 2001.

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

         The following summarizes the restructuring charge:


                                                       Charges                      Charges
                                                       through      Balance,        through       Balance,
                                        Original       June 30,     June 30,        March 31,     March 31,
    Restructuring Charges               Accrual          2001         2001            2002          2002
----------------------------------      --------       -------      -------         ---------     --------
                                                                (in thousands)
Employee termination benefits(1)        $  1,302       $   915       $ 387          $  387          $  -
Other Utah facility exit costs(1)            527           282         245             245             -
                                        --------       -------       -----          ------          ----
     Total                              $  1,829       $ 1,197       $ 632          $  632          $  -
                                        ========       =======       =====          ======          ====

         (1) Included in accrued liabilities in the accompanying consolidated balance sheets.

         Depreciation and Amortization. Depreciation and amortization expenses increased to $3.8 million for the third quarter of fiscal 2002 compared to $3.4 million for the third quarter of fiscal 2001. For the nine months ended March 31, 2002, depreciation and amortization expenses declined $452,000 to $10.8 million from $11.2 million for the nine months ended March 31, 2001. The year-to-date decline was due to the discontinuance of goodwill amortization upon the adoption of FAS 142, partially offset by capital additions.

         Operating Income. Operating income increased $4.3 million to $15.3 million for the quarter ended March 31, 2002 from $11.1 million in the quarter ended March 31, 2001. Operating income increased $17.2 million from $12.9 million in the nine months ended March 31, 2001 to $30.1 million in the nine months ended March 31, 2002. The restructuring charge in fiscal 2001 reduced operating income by $10.5 million. Profits from increased sales, lower material prices and increased overhead absorption were partially offset by increased selling, marketing and administrative expenses in the three months ended March 31, 2002.

         Net Interest Expense. Net interest expense decreased from $9.5 million in the third quarter of fiscal 2001 to $6.0 million in the third quarter of fiscal 2002. For the nine months ended March 31, 2002, net interest expense decreased $5.3 million to $21.2 million from $26.5 million in the nine months ended March 31, 2001. Interest expense decreased due to the change in fair value of our interest rate collar as well as our repayment of debt and lower variable interest rates on a portion of our debt. The following table describes the components of net interest expense.


                                               Three months ended       Nine months ended
                                                    March 31,                March 31,
                                              ---------------------    --------------------
                                                             (in thousands)
                                                 2002        2001         2002       2001
                                                 ----        ----         ----       ----
Interest expense on senior credit facility,
    industrial revenue bonds and senior        $  5,835    $  6,947    $ 18,161    $ 21,272
    subordinated notes
Interest expense on O'Sullivan Holdings note        560         579       1,643       1,479
Senior credit facility amendment fee                  -         574           -         574
Interest rate collar                               (828)      1,074          99       2,034
Amortization of debt discount                       144         125         400         347
Amortization of loan fees                           402         402       1,207       1,207
Interest income                                    (114)       (176)       (281)       (426)
                                               --------    --------    --------    --------
Net interest expense                           $  5,999    $  9,525    $ 21,229    $ 26,487
                                               ========    ========    ========    ========

         Income Tax Provision (Benefit). We recorded tax expense of $16.6 million for the quarter ended March 31, 2002 that included a valuation allowance of $13.4 million. Since our initial public offering by RadioShack in

1994, the benefits of the tax deductions under the tax sharing agreement have been accounted for as income taxes. As those benefits reduced our federal income tax obligations, payments were made to RadioShack as opposed to the IRS. Since the recapitalization in 1999, we made an $800,000 payment to RadioShack as we had little taxable income to utilize the tax deductions. These deductions resulted in net operating losses (NOL's) for federal tax purposes for which we recorded no deferred tax assets as such deductions were assets of RadioShack under the Agreement.

         As more fully described above, we can no longer consider the increased interest costs in calculating the amounts due to RadioShack. Therefore, we will have to make payments to RadioShack in advance of when all of the deductions we are entitled to on our federal income tax return result in a reduction in federal tax payments. In effect, as a result of the arbitration decision and settlement we will contractually prepay tax benefits to RadioShack that may be recovered from reduced federal income tax liabilities in the future.

         As a result of the arbitration decision and settlement, we have agreed to pay $24.6 million to RadioShack as of March 31, 2002. We recorded this payment as a deferred tax asset and accrued liability. We have a net deferred tax asset of approximately $13.4 million at March 31, 2002. Under SFAS 109, Accounting for Income Taxes, we must determine if it is more likely than not that the net deferred tax assets will be realized as reductions in tax liabilities in the future. At December 31, 2001 (we file federal income tax returns on a calendar year basis), we had a NOL carryforward for federal income tax purposes of approximately $58.3 million. In 2009, when substantially all of the tax deductions (which can no longer be calculated considering certain interest costs pursuant to the arbitration decision) are expected to have been taken, O'Sullivan and RadioShack are to negotiate a settlement of the then present value of the realizable tax benefits O'Sullivan has yet to deduct.

         Pursuant to SFAS 109, we projected our expected future taxable income utilizing operating performance we expect to achieve in fiscal 2002 assuming that our performance would be no better or worse over an extended period of time. Such projections indicate that we will not have taxable income until 2009 when substantially all the RadioShack tax benefit deductions have been taken. At that point, the projections indicate that the NOL's existing at that time would be utilized before they expire. However, we currently have and are expected to have taxable losses for a number of years in the future and SFAS 109 requires objective evidence to support the more likely than not conclusion. Projections over a long time frame are inherently uncertain and we cannot provide objective evidence that its operations in 2009 and beyond will produce sufficient taxable income. As a result, we have provided a valuation allowance on our net deferred tax assets of $13.4 million at March 31, 2002 and will continue to provide an allowance as those net deferred tax assets grow into the future until sufficient objective evidence exists about future results of operations which supports the reversal of all or part of the valuation allowance.

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

         Net Income (Loss). Net loss increased $8.3 million from income of $979,000 in the third quarter of fiscal 2001 to a loss of $7.3 million in the third quarter of fiscal 2002 due to the increased tax expense. For the nine month period ended March 31, 2002, the net loss declined $1.3 million to $7.6 million from a net loss of $8.9 million in fiscal 2001.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $4.6 million to $19.1 million for the quarter ended March 31, 2002 from $14.5 million for the prior year quarter. For the nine months ended March 31, 2002, EBITDA increased $16.7 million to $40.9 million from $24.2 million for the comparable period a year ago. EBITDA for the fiscal 2002 third quarter increased primarily due to increased sales, lower material costs, better overhead absorption and cost savings associated with the January, 2001 closure of the Cedar City, Utah manufacturing facility. EBITDA for the nine months ended March 31, 2001 was adversely affected by the $10.5 million restructuring charge. EBITDA for the nine months ended March 31, 2002 increased compared to the prior year period because of lower material prices and the improved fiscal 2002 third quarter financial results.

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

The following table reconciles net income (loss) to EBITDA for the three and nine months ended March 31, 2002 and March 31, 2001.


                                          Three months ended      Nine months ended
                                                March 31,              March 31,
                                          --------------------   --------------------
                                                        (in thousands)
                                            2002        2001       2002        2001
                                            ----        ----       ----        ----
Net income (loss)                         $ (7,282)   $    979   $ (7,582)   $ (8,895)
Cumulative effect of accounting change,
    net of income tax benefit of $53             -           -          -          95
Income tax provision (benefit)              16,619         573     16,456      (4,738)
Interest expense, net                        5,999       9,525     21,229      26,487
                                          --------    --------   --------    --------
Operating income                          $ 15,336    $ 11,077   $ 30,103    $ 12,949
Depreciation and amortization                3,767       3,397     10,796      11,248
                                          --------    --------   --------    --------
EBITDA                                    $ 19,103    $ 14,474   $ 40,899    $ 24,197
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

         Working Capital. As of March 31, 2002, cash and cash equivalents totaled $38.5 million. Net working capital was $60.1 million at March 31, 2002 compared to $81.1 million at June 30, 2001. Working capital decreased primarily due to the increase in income taxes payable related to the RadioShack arbitration.

         Operating Activities. Net cash provided by operating activities for the nine months ended March 31, 2002 was $46.1 million compared to net cash provided of $17.9 million for the nine months ended March 31, 2001. Cash flow from operations increased year-over-year for the following reasons.

         -> Net loss of $7.6 million for the first nine months of fiscal 2002 improved slightly from the $8.9 million loss for the same period of fiscal 2001. We also improved our operating efficiency in fiscal 2002. However, the current year loss included a $13.4 million valuation allowance for deferred income taxes. The largest portion of the improvement was due to the December 2000 restructuring charge of $10.5 million. Of this charge, $8.7 million was non-cash, partially offset by the $3.1 million increase in deferred income taxes associated with the charge.

         -> During the March 2002 quarter, we provided for a payable to RadioShack of $24.6 million which was paid in the June 2002 quarter.

         -> Cash was provided by increases in accounts payable and accrued advertising of $9.5 million in the nine months ended March 31, 2002, while cash totaling $4.1 million was used to fund decreases in accounts payable and accrued advertising in the prior year period. The increases in fiscal 2002 were due to increased sales levels in the third quarter.

         -> In the nine months ended March 31, 2001, accrued liabilities declined $2.4 million principally due to reduced profit sharing and incentive compensation. In the nine month period ended March 31, 2002, accrued liabilities increased $7.4 million for the reclassification of the interest rate collar liability to current liability, increased profit sharing and incentive compensation and increased accrued interest.

Three items partially offset the increase in cash flow provided by operating activities for the period ended March 31, 2002:

         -> Accounts receivable increased $3.7 million in the period ended March 31, 2002, and decreased $2.3 million in the comparable fiscal 2001 period, providing more cash in fiscal 2001 than in the same period of fiscal 2002.

         -> Decreases in accrued restructuring charges used $600,000 of cash in the nine months ended March 31, 2002, while accrued restructuring charges increased by $900,000 in the same period of fiscal 2001.

         -> The change in value of our interest rate collar resulted in an increase of $99,000 in the accrual in the first nine months of fiscal 2002, compared with $2.0 million in the same period of fiscal 2001. Declining interest rates in fiscal 2001 caused us to increase interest expense in fiscal 2001.

         Investing Activities. We invested $7.0 million for capital expenditures for the nine months ended March 31, 2002 compared to $14.3 million for the prior year nine-month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $3.0 million, which we expect to fund from cash flow operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at March 31, 2002 was $242.1 million consisting of:

         - $113.4 million in a senior secured credit facility consisting of a five year $25.9 million term loan A, a seven and one-half year $87.5 million term loan B and a $40.0 million revolving line of credit, currently with no borrowings. The current portion of these term loans is approximately $4.0 million. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.3 million.

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

         -    $18.7 million, including $3.7 million of PIK interest, in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated indebtedness to recorded book value is as follows:


                                                          Original
                                                        Issue Discount     Warrants
                         Consolidated       Current         Net of          Net of           Recorded
                         Indebtedness       Portion        Accretion       Accretion        Book Value
                         ------------       -------     --------------     ---------        ----------
                                                         (in thousands)
Term loan A                $ 25,912        $ (3,101)       $       -        $      -         $ 22,811
Term loan B                  87,506            (886)               -               -           86,620
                           --------        --------        ---------        --------         --------
Senior secured credit       113,418          (3,987)               -               -          109,431

Senior subordinated note    100,000               -        $  (1,698)       $ (3,042)          95,260
Industrial revenue bonds     10,000               -                -               -           10,000
Senior note                  18,669               -                -          (3,089)          15,580
                           --------        --------        ---------        --------         --------
Total                      $242,087        $ (3,987)       $  (1,698)       $ (6,131)        $230,271
                           ========        ========        =========        ========         ========


         During the nine months ended March 31, 2002, we made regularly scheduled principal payments of $2.7 million against the term loans included in our senior secured credit facility and a $5.0 million prepayment. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our credit facility was approximately $23.4 million at March 31, 2002. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility.

         The credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. The financial covenants contained in the credit facility, as amended, are as follows:

         -> Our consolidated leverage ratio must be less than 4.50. The ratio at March 31, 2002 was 4.07.

         ->   Our consolidated interest coverage ratio must be greater than
              1.90. The ratio at March 31, 2002 was 2.08.

         ->   Our consolidated fixed charge coverage ratio must be greater than
              1.10. The ratio at March 31, 2002 was 1.52.

         -> Our senior debt coverage ratio must be less than 2.75. The ratio at March 31, 2002 was 2.25.

         -> Our consolidated EBITDA must be at least $52 million for the fiscal year ending June 30, 2002.

EBITDA and consolidated interest expense as defined in the credit facility for the twelve months ended March 31, 2002 were $54.9 million and $26.3 million, respectively. O'Sullivan Industries is the borrower under the credit facility, so the covenants do not include the $18.7 million senior note of O'Sullivan Industries Holdings, Inc. or interest on the note. Pursuant to an amendment to our senior credit facility, certain payments to RadioShack under the tax sharing agreement through the period ending June 30, 2002 are excluded from the definition of consolidated fixed charges and thus from calculations of the consolidated fixed charge coverage ratio.

         In addition, the agreements effectively prohibit the payment of dividends on our stock. At March 31, 2002, we were in compliance with all applicable debt covenants.

         As required under the senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at March 31, 2002, we would have been required to pay the counter-party approximately $2.2 million. The counter-party to our interest rate collar provides us with the payment amount that would be required to terminate the collar as of the end of each quarter.

We recorded the change in fair value of the collar as increased or decreased interest expense in the consolidated statements of operations and included the resulting liability in accrued liabilities on the consolidated balance sheets.

         See the overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of the adverse arbitration panel opinion on our liquidity and financial condition.

         The following table illustrates our contractual obligations due in the future:


                                                                            Payments Due by Period
                                                          --------------------------------------------------------------
                                                                                (in thousands)
                                                            Less                                                After
   Contractual Obligations                  Total         than 1 year       1-3 years        4-5 years         5 years
-----------------------------------        --------       -----------       ---------        ---------         -------
Long-term debt                             $242,087         $ 33,987         $ 17,496         $ 65,351         $155,253

Tax Benefit payments to
RadioShack(1)                                24,597           24,597                -                -                -

Capital lease obligations                         -                -                -                -                -

Operating leases unconditional                4,158            1,417            2,425              316                -

Other long-term obligations                     907              114              639              154                -
                                           --------         --------         --------         --------         --------
Total contractual cash obligations         $271,749         $ 30,115         $ 20,560         $ 65,821         $155,253
                                           ========         ========         ========         ========         ========

(1) Payments to RadioShack are
contingent on taxable income.
The maximum payments are:                  $ 87,269         $  9,289         $ 19,860         $ 22,567         $ 35,553
                                           ========         ========         ========         ========         ========


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

         On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         ->   We recognize revenue and profit when title passes.

         -> We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. Market conditions could require us to take actions to increase customer incentive offerings. These offerings could reduce our revenues or increase our expenses when the incentive is offered.

         -> We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         -> We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

         -> We record our deferred tax assets at the amount that the asset is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, our determinations can change. If we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, we would adjust the deferred tax asset, increasing income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, we would charge to income an adjustment to the deferred tax asset in the period such determination was made. See "Valuation Allowance" above.

         -> Payments made to RadioShack under the Tax Sharing Agreement are treated as tax expense to the extent the tax benefits are used. To the extent such benefits are not used, the payments are treated as deferred tax costs, which are then subjected to the analysis described in the preceding bullet point.

         -> We recorded asset impairment charges, employee termination benefits and other exit costs related to a business restructuring plan to reduce production capacity and operating expenses. If market conditions deteriorate further, additional write-downs on the building and equipment may be necessary.

FORWARD LOOKING STATEMENTS.

         Cautionary Statement Regarding Forward Looking Information.

         Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

         - loss of liquidity due to the arbitration panel's opinion in RadioShack Corporation v. O'Sullivan Industries Holdings, Inc.;
         - significant indebtedness that may limit our financial and operational flexibility;
         - changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, terrorist attacks or otherwise, as we experienced in fiscal 2001 and the first half of fiscal 2002;
         - pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as occurred in 1995 and is occurring again now, or customer demand in excess of our ability to supply product;
         - raw material cost increases, particularly in particleboard and fiberboard, as occurred in 1994 and 1995 and to a lesser extent in fiscal year 2000;
         - transportation cost increases, due to higher fuel costs or otherwise;
         - loss of or reduced sales to significant customers as a result of a merger, acquisition, bankruptcy, liquidation or any other reason, as occurred with the liquidation of Montgomery Ward in fiscal 2001, the bankruptcy filing of Ames in August 2001 and with the reorganization of Service Merchandise Co., Inc. in 2000;
         - actions of current or new competitors, foreign or domestic, that increase competition with our products or prices;
         - the consolidation of manufacturers in the ready-to-assemble furniture industry;

         -    increased advertising costs associated with promotional efforts;
         -    increased interest rates;
         - pending or new litigation or governmental regulations such as the recently settled arbitration involving RadioShack;
         - other uncertainties which are difficult to predict or beyond our control; and
         - the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

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

         As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin in the first quarter of fiscal 2001. During fiscal 2001, prices for these products declined, which helped gross margins in the second half of fiscal 2001 and the first nine months of fiscal 2002. Prices for these and other commodities will continue to fluctuate.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In March 2002, the arbitration panel presiding over the arbitration proceedings concerning the tax sharing and tax benefit reimbursement agreement between RadioShack Corporation and us issued its written opinion. In its opinion, the arbitration panel ruled that the interest expense arising from the recapitalization and merger that closed on November 30, 1999, is not deductible in calculating the payments due from us to RadioShack under the tax sharing agreement.

         Prior to the initial public offering of O'Sullivan Industries Holdings, Inc. ("O'Sullivan Holdings") in 1994, we were owned by RadioShack Corporation (then named Tandy Corporation). As part of the initial public offering, O'Sullivan Holdings entered into the tax sharing agreement with RadioShack. The structure of the public offering increased the basis in our assets for tax purposes. This basis increase reduces the amount of gain we recognize upon sales of our assets and increases our annual tax deductions for depreciation and amortization. This increase in deductions reduces the amount of income taxes that we pay. Under the tax sharing agreement, O'Sullivan Holdings agreed to pay RadioShack nearly all of any benefit we receive from this reduction in our taxable income. Our taxable income is determined after taking into account all of our other deductible expenses. Since the initial public offering, we have deducted our interest expense in determining the benefit payment to RadioShack under the tax sharing agreement. We are incurring significantly higher interest expense associated with our higher debt levels in connection with the financing of the recapitalization and merger. During the nine months ended March 31, 2002 and 2001, we made no payment to RadioShack pursuant to the tax sharing agreement.

         On June 29, 1999, RadioShack filed a complaint against us in the District Court of Texas in Tarrant County. The complaint related to the potential reduction in O'Sullivan's tax sharing payments to RadioShack under the tax sharing agreement from our increased interest expense after the completion of the then-proposed recapitalization and merger. RadioShack claimed that this reduction would violate the tax sharing agreement. The complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. Alternatively, the complaint sought a declaratory judgment that after the merger O'Sullivan must continue to make tax sharing payments to RadioShack as if the merger had not occurred. On October 8, 1999, the District Court ordered that O'Sullivan begin the dispute resolution process according to the terms of the tax sharing agreement. The District Court denied all other relief sought by RadioShack. Pursuant to the dispute resolution provisions, RadioShack and O'Sullivan representatives discussed the issues in the dispute but did not reach a resolution, and the parties commenced arbitration proceedings on the matter. The hearing on the arbitration was held in October 2001.

         In the arbitration proceedings, we took the position that this increased interest expense should be taken into account in determining the payments O'Sullivan Holdings is required to make to RadioShack under the tax sharing agreement. RadioShack, by contrast, claimed that we cannot deduct the additional interest in determining the tax sharing payments.

         In March 2002, the arbitration panel ruled in favor of RadioShack on this issue, concluding that the interest expense arising from the recapitalization and merger is not deductible in calculating the payments due from us to RadioShack under the tax sharing agreement.

         Following the issuance of the opinion, we reached a settlement of the dispute with RadioShack. Under the settlement, we paid RadioShack $21.5 million to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees. We agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the quarter ended March 31, 2002, we paid RadioShack $3.1 million.

         We funded the back payment and the payment for the quarter ended March 31, 2002 from cash on hand. We expect to fund future payments from cash on hand or borrowings under the senior credit facility. Payments under the tax sharing agreement for the fourth quarter of fiscal 2002 and all of fiscal 2003 are expected to be about $6.2 million and $11.0 million, respectively.

         O'Sullivan and its senior lenders have amended the senior credit facility. The amendment excludes from the definition of consolidated fixed charges certain amounts paid by O'Sullivan pursuant to the tax sharing agreement through the period ended June 30, 2002.


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


                            O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date:   May 13, 2002        By:      /s/ Richard D. Davidson
                               --------------------------------------------
                                       Richard D. Davidson
                                          President and
                                     Chief Executive Officer


Date:   May 13, 2002        By:        /s/ Phillip J. Pacey
                                --------------------------------------------
                                          Phillip J. Pacey
                                       Senior Vice President and
                                        Chief Financial Officer
                                (Principal Financial and Accounting Officer)

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

  3.2 & 4.2    Bylaws of O'Sullivan (incorporated by reference from Exhibit 3.2 to Registration Statement on Form S-1 (File No. 33-72120))

     4.3 Specimen Senior Preferred Stock Certificate of O'Sullivan (incorporated by reference from Exhibit 3 to Registration Statement on Form 8-A (File No. 0-28493))

     4.4 Indenture dated as of November 30, 1999, by O'Sullivan Industries, Inc., as Issuer, O'Sullivan Industries - Virginia, Inc., as Guarantor, and Norwest Bank Minnesota, National Association, as Trustee, relating to O'Sullivan Industries, Inc.'s $100,000,000 principal amount of 13.375% senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-28493))

     4.5 Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-28493))

     4.6 Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

     4.7 Amended and Restated Warrant Agreement dated as of January 31, 2000 between O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))

     4.8 Amended and Restated Warrant Agreement dated as of January 31, 2000 between O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))