Form 10-K
period 2002-06-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2002-09-26
CIK 915354

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

   [X]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

         As of September 1, 2002, 1,368,000 shares of common stock of O'Sullivan Industries Holdings, Inc. were outstanding. The aggregate market value of the voting stock held by non-affiliates of O'Sullivan Industries Holdings, Inc. can not be calculated because this stock is not traded.


================================================================================


                    The Index to Exhibits begins on page 72.

                                     PART I

ITEM 1.  BUSINESS.

HISTORY AND OVERVIEW

         O'Sullivan Industries Holdings, Inc., a Delaware corporation, is a leading designer, manufacturer and distributor of ready-to-assemble furniture in the United States. O'Sullivan was incorporated in November 1993 and acquired O'Sullivan Industries, Inc. in February 1994. O'Sullivan Industries Holdings, Inc. is a holding company with no material operations. It owns all the capital stock of O'Sullivan Industries, Inc., a Delaware corporation. O'Sullivan Industries, Inc. owns all of the capital stock of O'Sullivan Industries - Virginia, Inc., a Virginia corporation, and O'Sullivan Furniture Factory Outlet, Inc., a Missouri corporation. O'Sullivan Industries Holdings, Inc. is dependent on O'Sullivan Industries, Inc., to fund the interest cost on $19.8 million of debt, including accrued interest, and dividends on mandatorily redeemable senior preferred stock (liquidation value plus accumulated dividends totaling $33.3 million at June 30, 2002).

         References to the words "O'Sullivan," "we," "our" and "us" refer to O'Sullivan Industries Holdings, Inc., and its subsidiaries. References to "O'Sullivan Holdings" refer to O'Sullivan Industries Holdings, Inc. only. References to "O'Sullivan Industries" refer to O'Sullivan Industries, Inc. and its subsidiaries. References to "O'Sullivan Industries - Virginia" refer to O'Sullivan Industries - Virginia, Inc.

         We own manufacturing, warehouse and distribution facilities in Lamar, Missouri and South Boston, Virginia. O'Sullivan commenced operations at the Lamar, Missouri plant in 1965, and the South Boston, Virginia facility became operational in 1989.

         We engage in one industry segment: the design, manufacture and sale of ready-to-assemble, or RTA, furniture.

BUSINESS OVERVIEW

         After two years of sales growth in excess of 10%, our net sales declined 11.5% in fiscal 2001. In fiscal 2002, our sales declined 2.7% as improvements in the third quarter of the fiscal year did not overcome sales declines in the other three quarters of the year. Our sales declined for several reasons, including:

         - the stalling of growth in sales of personal computers, which reduced the need for computer desks and workstations;

         - the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         - store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward, Kmart and Shopko;

         -    the bankruptcy of Ames and Kmart;

         -    the liquidation of Montgomery Ward and Service Merchandise;

         - inventory reductions by our customers, particularly in the office superstore channel;

         - the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise; and

         - the retrenchment in business capital outlays, particularly relating to the purchase of office furniture.

         These factors, along with the economic repercussions from the September 11, 2001 terrorist attacks, will continue to affect our business into fiscal 2003. Improvements in the economy, coupled with new product introductions and inventory replenishments by our customers, helped our net sales increase by 8.0% in the quarter ended March 31, 2002 over the same quarter of fiscal 2001; however, sales declined 8.4% in the fourth quarter of fiscal 2002 from the prior year fourth quarter as the economic recovery slowed, inventory reductions resumed and new product rollouts were delayed.

         Reacting to the lower sales levels, we closed our Cedar City, Utah manufacturing facility in January 2001. We also reduced support staff at the Lamar, Missouri facility. We recorded a $10.5 million pre-tax restructuring charge to reflect the costs of these actions. We are saving about $5.0 million annually from the closing of our Cedar City, Utah facility.

         As a result of the lower sales levels, coupled with the restructuring charge in fiscal 2001 and the outcome of the arbitration proceedings with RadioShack in fiscal 2002, we incurred a net loss before dividends and accretion on preferred stock of $7.8 million and $7.9 million for fiscal 2002 and fiscal 2001, respectively. However, even with the lower sales level, we were able to increase our earnings before interest, taxes, depreciation and amortization to $54.4 million in fiscal 2002 from $36.8 million in fiscal 2001 due to lower raw material prices, increased productivity, the closing of the less efficient Cedar City, Utah facility and the $10.5 million restructuring charge taken in fiscal 2001.

         While we have confidence in the long-term future of the RTA furniture industry, sales in the first quarter of fiscal 2003 are anticipated to be down approximately 10% from sales in the first quarter of fiscal 2002, as the factors discussed above continue to affect our sales. We cannot yet predict when our sales will return to a pattern of sales growth.

The 1999 Recapitalization and Merger

         On November 30, 1999, O'Sullivan Holdings completed a recapitalization and merger through which the outstanding stock of O'Sullivan Holdings was purchased by a private equity firm, Bruckmann, Rosser, Sherrill & Co. II, LLC ("BRS"), 34 members of our management and an affiliate of a former director. Management and the affiliate of a former director owned a total of 27.1% of the outstanding common stock of O'Sullivan Holdings at June 30, 2002. BRS and certain of its affiliates own the balance.

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

         The total amount of funds necessary to fund the recapitalization and merger and related transactions was approximately $357.0 million. These funds came primarily from the following sources:

         - an equity investment by BRS of approximately $45.3 million in cash in the recapitalization and merger. The cash investment was used to purchase 996,600 shares of common stock and 442,933 shares of Series B junior preferred stock of O'Sullivan Holdings;

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

         The recapitalization and merger was approved by the board of directors of O'Sullivan Holdings, the board of directors of OSI Acquisition, Inc. (the merger vehicle created by BRS) and a majority of the stockholders of O'Sullivan Holdings. We accounted for the merger under recapitalization accounting. Under this method, the historical basis of our assets and liabilities was not affected.

RTA FURNITURE

         We are a leading designer, manufacturer and distributor of ready-to-assemble furniture products, with over 45 years of experience. We sell primarily to the home office and home entertainment markets. We manufacture approximately 450 stock keeping units of ready-to-assemble furniture at retail price points from $20 to $999. Our product offerings include ready-to-assemble desks, computer workcenters, home entertainment centers, audio equipment racks, pantries and microwave oven carts. We also manufacture a variety of other ready-to-assemble furniture for home office, home entertainment, storage, bedroom and other home uses. We design our products to provide high quality, value and ease of assembly by the consumer using straight-forward, diagramed instructions. For information regarding our sales, operating profits and assets, see the financial statements included in Part II, Item 8 of this report, "Financial Statements and Supplementary Data."

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

COMPETITIVE STRENGTHS

         We believe that we are able to compete effectively due to the following strengths:

         Leading market share position. We believe we are the second largest North American ready-to-assemble furniture manufacturer in terms of domestic sales. We estimate our share of the ready-to-assemble furniture market in calendar 2001 was approximately 17%. Many of our largest customers, including office superstores and discount mass merchants, have substantial purchasing requirements across the country. We are able to satisfy these requirements because of our large manufacturing capacity and our innovative, high quality products.

         Leader in product quality, innovation and design. We believe that we are recognized as a leader in product quality, innovation and design in the ready-to-assemble furniture industry. Our computer-aided design software and our modern manufacturing processes enable us to develop more than 150 new products per year. Consequently, about one-third of our products are new each year. Our ability to innovate allows us to keep pace with changes in retailer and consumer tastes and demands. The American Society of Furniture Designers has awarded us three Pinnacle Awards in the last four years.

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

         Available capacity positions us for growth. In recent years, we have expanded our manufacturing facilities to provide capacity to meet current and anticipated demand. Two of these expansion projects, started in early 2000 to meet anticipated demand growth in 2001 and beyond, were completed in fiscal 2002. Thus, even with the closure of the Cedar City, Utah manufacturing facility, we have substantial available capacity that will enable us to meet growing demand.

         Low cost manufacturing operations. We believe that we are a low-cost ready-to-assemble furniture producer due to our large scale, modern facilities and efficient manufacturing processes.

         Experienced management team with significant equity ownership. Our senior management team has extensive experience in the ready-to-assemble segment of the furniture industry. Our eleven officers have been with us for an average of over 18 years. In addition, we have broadened our management's expertise by hiring executives from other leading manufacturers. Management participants in the recapitalization invested a total of $13.7 million. This retained equity includes an interest of approximately 27.1% in the outstanding common stock of O'Sullivan Holdings. As a result of their substantial equity interest, we believe the management participants in the recapitalization have a significant incentive to continue to increase our sales and profitability.

GROWTH STRATEGY

         Sales of ready-to-assemble furniture, although expanding more rapidly than sales of traditional case goods furniture in recent years, still represent less than 7% of the overall domestic residential furniture market. As the quality of ready-to-assemble furniture continues to improve, and discount mass merchants and home centers continue to expand, we expect ready-to-assemble furniture to gain additional market share. The key elements of our growth strategy are as follows:

         Continue to develop a broad range of innovative, high quality products. We are dedicated to offering a broad range of high quality products at a variety of retail prices. We believe that by maintaining a broad product line we can appeal to a greater number of consumers and penetrate a larger number of distribution channels. We seek to drive demand for our products and maintain profitability in an otherwise price-rigid environment by providing a steady supply of high quality product introductions. In fiscal 2002, we introduced approximately 150 new products. For the future, we believe that there are additional categories, such as storage and commercial office furniture, that offer opportunities for us to grow.

         Further penetrate existing and new, growing distribution channels. Sales to office superstores and discount mass merchants, our core distribution channels, grew at a compound annual growth rate of about 8.5% since fiscal 1995 to over $250 million in fiscal 2002. However, total sales slumped sharply in fiscal 2001 and were down 2.7% in fiscal 2002. To increase sales to our existing customer base, we have developed several initiatives. These initiatives include dedicated product lines, enhanced customer service and tailored marketing programs. We have also focused on increasing sales to other growing distribution channels. These channels include electronic specialty retailers and home improvement centers.

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

The following is a description of some of our products.

      PRODUCT                     DESCRIPTION                   KEY CUSTOMERS
      -------                     -----------                   -------------
Living Dimensions......  contemporary small office/home       OfficeMax, Staples
                         office.  Upscale features include
                         Armortop(R) laminates and
                         Quickfit(TM) fastener system

Maestro................  a modular, light commercial          OfficeMax
                         office furniture system

French Gardens.........  country French style collection      OfficeMax, Shopko,
                         with antique Odessa pine finish.     Staples, Lowe's
                         Both home office and
                         entertainment products

Transitions............  contemporary small office/home       Best Buy, Lowe's
                         office and entertainment furniture
                         collection in a medium alder
                         finish

Manor Hill.............  updated traditionally styled         Lowe's, Meijer,
                         home entertainment and home          Best Buy
                         office furniture

Elements...............  a modular home office grouping       Office Depot

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

         We maintain an in-house product design staff that collaborates with our marketing personnel and customers to develop new products based on demographic and consumer information. The product design professionals then work with our engineering division to produce full-scale prototypes. The engineering staff uses computer-aided design software, which provides three-dimensional graphics capabilities. The software allows a design engineer to accelerate the time-to-completion for a new product design. This allows us to reduce the time for newly conceived products to reach the market. We then show our prototypes to our customers to gauge interest. If initial indications of product appeal are favorable, we usually can commence production within twelve weeks. We spent approximately $1.1 million, $1.0 million and $1.0 million on product design and development in fiscal years 2002, 2001 and 2000, respectively.

CUSTOMERS

           Ready-to-assemble furniture is sold through a broad array of distribution channels, including discount mass merchants, office superstores, electronic superstores, national department stores and home centers. While the ready-to-assemble segment historically has been dominated by discount mass merchants like Wal-Mart, Target and Kmart, office superstores have become the second largest distribution channel.

           We have a large market share position in both of the two major distribution channels and longstanding relationships with key customers. In fiscal 2002, sales to OfficeMax accounted for about 19% of our gross sales, Office Depot accounted for about 14% of our gross sales and Wal-Mart accounted for about 12% of our gross sales. Similar to other large ready-to-assemble furniture manufacturers, our sales are fairly concentrated.

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

         We participate in the furniture markets held in High Point, North Carolina in April and October of each year. High Point is the principal international market in the furniture industry. It attracts buyers from the United States and abroad. In 2001, we signed a lease for a new, larger showroom in High Point. We also maintain other showrooms to market our product lines.

         We sell our products throughout the United States and in Canada, Mexico, the United Kingdom, Australia and other countries. Export sales were $19.1 million, $23.9 million and $25.0 million in fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, sales decreases in Central & South America, the Middle East and the United Kingdom were partially offset by sales increases in the Canadian market. In fiscal 2001, sales increases in the United Kingdom and Canada due to marketing successes were more than offset by sales decreases in the Middle Eastern market. In fiscal 2000, international sales declined largely due to the strength of the dollar against the pound and lower sales to the Middle East.

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

         Because we purchase all of our raw materials from outside suppliers, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases of these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly lower in fiscal 2002, and analysts anticipate pricing will remain about the same through calendar 2002. Prices for fiberboard, however, began to increase in the fourth quarter of fiscal 2002, and we expect further price increases in fiscal 2003. We cannot assure you that raw material prices will not increase in the future. If the demand for particleboard increases, prices may rise in 2003 or even earlier. See "Cautionary Statement Regarding Forward Looking Information and Risk Factors" in Item 7 of Part II of this report.

COMPETITION

         The residential furniture market is very competitive and includes a large number of both domestic and foreign manufacturers. Our competitors include manufacturers of both ready-to-assemble and assembled furniture. Although a large number of companies manufacture ready-to-assemble furniture, the top five ready-to-assemble furniture manufacturers accounted for an estimated 74% of the domestic ready-to-assemble furniture market in 2001. Our top five competitors are Sauder Woodworking, Inc., Bush Industries, Inc., Dorel Industries, Inc., Mills Pride and Creative Interiors. Some of our competitors have greater sales volume and financial resources than we do. RTA furniture manufacturers compete on the basis of price, style, functionality, quality and customer support.

         In recent years, sales of imported RTA furniture have been increasing in the United States. We anticipate that we will continue to compete with imports in the United States. We are reacting to this new competition by emphasizing our design capabilities, our quality and our ability to deliver product from the factory more quickly, as well as being price competitive. We have also begun to source the manufacture of certain products from other countries.

         Several manufacturers, including O'Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture segment. This excess capacity is causing increased competition that is expected to continue, and perhaps to intensify, in fiscal 2003. This adversely affected our margins and results of operations in fiscal 2002, and will continue to affect margins and results in fiscal 2003.

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

EMPLOYEES

         As of June 30, 2002, we had approximately 2,225 employees. About 71% percent of these employees are located in Lamar, Missouri. None of our employees are represented by a labor union. We believe that we have good relations with our employees.

ENVIRONMENTAL AND SAFETY REGULATIONS

         Our operations are subject to extensive federal, state and local environmental laws, regulations and ordinances. Some of our operations require permits. These permits are subject to revocation, modification and renewal by governmental authorities.

         Governmental authorities have the power to enforce compliance with their regulations. Violators may be subject to fines, injunction, incarceration, or all three. Compliance with these regulations has not had a significant effect on our results of operations, capital expenditures or competitive position. In fiscal 2001, we received a Title V operating permit for our facility in Lamar, Missouri. The permit imposes additional monitoring restrictions on our operations, but has not required us to modify our operations. We have addressed certain issues with the Missouri Department of Natural Resources regarding the effectiveness of the monitoring requirements.

         Our manufacturing process creates by-products, including sawdust and particleboard flats. At the South Boston facility, this material is given to a recycler or disposed of in landfills. At the Lamar facility, the material has been sent to recyclers and off-site disposal sites. In fiscal 2002, we were successful in increasing the percentage of by-products delivered to recyclers at a reduced cost to us. Our by-product disposal costs were approximately $600,000 for fiscal 2002, $1.1 million for fiscal 2001 and $1.9 million for fiscal 2000.

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

         We have been designated as a potentially responsible party under the Arkansas Remedial Action Trust Fund Act for the cost of cleaning up a disposal site in Diaz, Arkansas. We entered into a de minimis buyout agreement with some of the other potentially responsible parties. We have contributed $2,000 to date toward cleanup costs under this agreement. The agreement subjects potentially responsible parties to an equitable share of any additional contributions if cleanup costs exceed $9 million. In this event, we would be liable for our share of the excess. Cleanup expenses have approached $9 million. The state has approved a plan providing that groundwater at the site be monitored. No further remediation activity is necessary unless further problems are discovered. The monitoring activities, which are underway, should not require the potentially responsible parties to make additional payments. We believe that the amounts we may be required to pay in the future, if any, relating to this site will be immaterial.

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

ITEM 2.  PROPERTIES.

         O'Sullivan owns two manufacturing, warehouse and distribution facilities. The Lamar, Missouri facility, which also serves as O'Sullivan's headquarters, consists of approximately 1,150,000 square feet. The South Boston, Virginia facility has approximately 675,000 square feet. These properties are subject to liens in favor of the holders of our senior credit facility.

         We purchased additional land adjacent to our Lamar facility in July 2002. We have some excess land at South Boston which may be used for expansion.

         We lease space for showrooms in High Point, North Carolina and in other locations in the United States. We also lease warehouse space in Lamar and Neosho, Missouri. We lease space for a factory outlet store in Springfield, Missouri to sell close-out and excess inventory.

         Our Canadian operations are in a leased facility in Markham, Ontario. O'Sullivan's United Kingdom operations are in a leased facility in Oxfordshire.

         The Cedar City, Utah manufacturing plant that we closed in January 2001 is for sale.

         We consider our owned and leased facilities to be adequate for the needs of O'Sullivan and believe that all of our owned and leased properties are well maintained and in good condition.

ITEM 3.  LEGAL PROCEEDINGS.

         Prior to O'Sullivan Holdings' initial public offering in 1994, we were owned by RadioShack Corporation (then named Tandy Corporation). In connection with the 1994 initial public offering of O'Sullivan's common stock, RadioShack Corporation, its subsidiary TE Electronics Inc. and O'Sullivan Holdings entered into a Tax Sharing and Tax Benefit Reimbursement Agreement. Pursuant to the tax sharing agreement, RadioShack is primarily responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to O'Sullivan for all periods ending on or prior to the date of consummation of the offering and for audit adjustments to such federal income and foreign income taxes. We are responsible for all other taxes owing with respect to us, including audit adjustments to state and local income taxes and for franchise taxes.

         RadioShack and O'Sullivan made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O'Sullivan Industries' assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by RadioShack. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by us. Pursuant to the tax sharing agreement, we pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.

         We are incurring significantly higher interest expense associated with our higher debt levels in connection with the financing of our November 1999 recapitalization and merger. We believed that this increased interest expense, and certain expenses incurred to consummate the recapitalization and merger, should be taken into account in determining the payments O'Sullivan Holdings is required to make to RadioShack under the tax sharing agreement. RadioShack claimed we could not deduct the additional interest and expenses in determining the tax sharing payments.

         On June 29, 1999, RadioShack filed a complaint against us in the District Court of Texas in Tarrant County. RadioShack's complaint sought a court order compelling us to submit to a dispute resolution process. We argued that no dispute existed because at that time the recapitalization and merger had not closed. On October 8, 1999, the court ordered us to commence dispute resolution procedures before an arbitrator, according to the terms of the tax sharing agreement. Mediation efforts failed to resolve the issue. Arbitrators were selected to hear the dispute, the arbitration was heard in October 2001 and briefing of the issue followed.

         In March 2002, the arbitration panel ruled in favor of RadioShack on this issue, concluding that the interest expense arising from the recapitalization and merger is not deductible in calculating the payments due from us to RadioShack under the tax sharing agreement.

         Following the issuance of the opinion, we reached a settlement of the dispute with RadioShack. Under the settlement, we paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees. We agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the six months ended June 30, 2002, we paid RadioShack $6.2 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders of O'Sullivan during the quarter ended June 30, 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

         There is no established public market for O'Sullivan Holdings' common equity.

         As of September 1, 2002, there were approximately 91 common stockholders of record. No dividends have been paid or declared since our initial public offering in 1994.

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

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL INFORMATION.

         The selected historical consolidated results of operations and balance sheet data for the five years ended June 30, 2002 are derived from O'Sullivan's audited financial statements. This selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8, "Consolidated Financial Statements and Related Notes," in Part II of this report.

                                                                         For the year ended June 30,
                                                 -------------------------------------------------------------------------
                                                    2002            2001           2000            1999             1998
                                                 ---------       ---------       ---------       ---------       ---------
                                                                              (in thousands)
Net sales(1)                                     $ 349,098       $ 358,811       $ 405,234       $ 363,678       $ 326,531
Cost of sales                                      254,662         269,720         298,387         267,630         244,086
                                                 ---------       ---------       ---------       ---------       ---------
Gross profit                                        94,436          89,091         106,847          96,048          82,445
Selling, marketing and administrative
     expense(1)                                     54,584          56,682          64,173          59,008          56,336
Restructuring charge                                    --          10,506              --              --              --
Merger related expenses                                 --              --           7,792           1,143              --
Transaction fee to related party                        --              --           3,062              --              --
Compensation expense associated with
stock options                                           --              --          10,627              --              --
Loss on settlement of interest rate swap                --              --             408              --              --
                                                 ---------       ---------       ---------       ---------       ---------
Operating income                                    39,852          21,903          20,785          35,897          26,109
Interest expense, net                               28,131          33,967          18,595           2,844           2,468
                                                 ---------       ---------       ---------       ---------       ---------
Income (loss) before income tax provision,
     extraordinary item and cumulative
     effect of accounting change                    11,721         (12,064)          2,190          33,053          23,641
Income tax provision (benefit)                      19,553          (4,221)          5,050          11,900           8,742
                                                 ---------       ---------       ---------       ---------       ---------
Income (loss) before extraordinary item
     and cumulative effect of
     accounting change                              (7,832)         (7,843)         (2,860)         21,153          14,899
Extraordinary loss from early
     extinguishment of debt                             --              --            (305)             --              --
Cumulative effect of accounting change                  --             (95)             --              --              --
                                                 ---------       ---------       ---------       ---------       ---------

Net income (loss)                                $  (7,832)      $  (7,938)      $  (3,165)      $  21,153       $  14,899
                                                 =========       =========       =========       =========       =========

Cash flows provided by operating activities      $  25,897       $  24,928       $  30,320       $  25,216       $  27,209
Cash flows used for investing activities            (8,644)        (16,811)        (17,129)        (15,554)        (28,359)
Cash flows used for financing activities            (8,536)        (12,924)         (5,064)         (7,732)         (4,015)

EBITDA(2)                                        $  54,382       $  36,848       $  36,201       $  49,859       $  37,669
Depreciation and amortization                       14,530          14,945          15,416          13,962          11,560
Capital expenditures                                 8,644          16,811          17,129          15,554          28,359


                                                                            June 30,
                                            -------------------------------------------------------------------------
                                               2002            2001            2000            1999            1998
                                            ---------       ---------       ---------       ---------       ---------
                                                                          (in thousands)
Working capital                             $  62,578       $  81,119       $  93,584       $  85,262      $  72,893
Total assets                                  244,432         263,180         296,128         266,967        250,314
Long-term debt, less current portion          230,206         236,762         247,299          22,000         30,000
Mandatorily redeemable preferred stock         18,319          15,301          12,781              --             --
Stockholders' equity (deficit)                (55,529)        (44,695)        (33,888)        185,136        163,670

----------
         (1)Net sales and selling, marketing and administrative expense for the fiscal years ended June 30, 1998 through June 30, 2001 have been adjusted to reflect a new accounting pronouncement which requires a reclassification of certain selling expenses to a reduction of net sales.

         (2)EBITDA means earnings before interest expense and interest income, income taxes, depreciation and amortization. EBITDA is presented here to provide additional information about our operations. This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the more detailed information in the historical financial statements, including the related notes thereto, appearing elsewhere in this report.

OVERVIEW.

         We are a leading ready-to-assemble furniture manufacturer in North America with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products--computer workcenters, desks, entertainment centers, audio stands, bookcases and cabinets--with retail prices ranging from $20 to $999. In recent years, we have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on growth opportunities presented by growing retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through increasingly popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, home improvement centers and home furnishings retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and sustain our future growth.

         The domestic ready-to-assemble furniture market grew at a compound annual growth rate of about 8.75% from 1997 through 2000, according to Homeworld Business. Sales for the RTA furniture market, however, declined about 11% in calendar 2001. Our net sales grew in excess of 10% in each of fiscal years 1999 and 2000 and declined 11.5% in fiscal 2001 and 2.7% in fiscal 2002. Our sales declined for several reasons:

         - the stalling of growth in sales of personal computers, which reduced the need for computer desks and workcenters;

         - the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         - store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward, Kmart and Shopko;

         -    the bankruptcy of Ames and Kmart;

         -    the liquidation of Montgomery Ward and Service Merchandise;

         - inventory reductions by our customers, particularly in the office superstore channel;

         - the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise and increased competition; and

         - the retrenchment in business capital outlays, particularly relating to the purchase of office furniture.

         These factors, along with the economic repercussions from the September 11, 2001 terrorist attacks, will continue to affect our business into fiscal 2003. Improvements in the economy, coupled with new product introductions and inventory replenishments by our customers, helped our net sales increase by 8.0% in the quarter ended March 31, 2002 over the same quarter of fiscal 2001; however, sales declined 8.4% in the fourth quarter of fiscal 2002 from the prior year fourth quarter as the economic recovery slowed, inventory reductions resumed and new product rollouts were delayed.

         Reacting to the lower sales levels, we closed our Cedar City, Utah manufacturing facility in January 2001. We also reduced support staff at the Lamar, Missouri facility. We recorded a $10.5 million pre-tax restructuring charge to reflect the costs of these actions. We are saving about $5.0 million annually from the closing of our Cedar City, Utah facility.

         As a result of the lower sales levels, coupled with the restructuring charge in fiscal 2001 and the outcome of the arbitration proceedings with RadioShack in fiscal 2002, we incurred a net loss before dividends and accretion on preferred stock of $7.8 million and $7.9 million for fiscal 2002 and fiscal 2001, respectively. However, even with the lower sales level, we were able to increase our earnings before interest, taxes, depreciation and amortization to $54.4 million in fiscal 2002 from $36.8 million in fiscal 2001 due to lower raw material prices, increased productivity, the closing of the less efficient Cedar City, Utah facility and the $10.5 million restructuring charge taken in fiscal 2001.

          We purchase large quantities of raw materials, including particleboard and fiberboard. We are dependent on our outside suppliers for all of our raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases of these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly lower in fiscal 2002, and analysts anticipate pricing will remain about the same through calendar 2002. Prices for fiberboard, however, began to increase in the fourth quarter of fiscal 2002, and we expect further fiberboard price increases in fiscal 2003. We cannot assure you that raw material prices will not increase in the future. If the demand for particleboard increases, prices may rise in 2003 or even earlier.

         Several manufacturers, including O'Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture segment. This excess capacity is causing increased competition that is expected to continue, and perhaps to intensify, in fiscal 2003. This adversely affected our margins and results of operations in fiscal 2002, and will continue to affect margins and results in fiscal 2003.

         While we have confidence in the long-term future of the RTA furniture industry, sales in the first quarter of fiscal 2003 are anticipated to be down approximately 10% compared with sales in the first quarter of fiscal 2002. We cannot yet predict when our sales will return to a pattern of sales growth.

RadioShack Arbitration.

         Prior to O'Sullivan Holdings' initial public offering in 1994, we were owned by RadioShack Corporation (then named Tandy Corporation). In connection with the 1994 initial public offering of O'Sullivan's common stock, RadioShack Corporation, TE Electronics Inc. and O'Sullivan Holdings entered into a Tax Sharing and Tax Benefit Reimbursement Agreement. Pursuant to the tax sharing agreement, RadioShack is primarily responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to O'Sullivan for all periods ending on or prior to the date of consummation of the offering and for audit adjustments to such federal income and foreign income taxes. We are responsible for all other taxes owing with respect to us, including audit adjustments to state and local income taxes and for franchise taxes.

         RadioShack and O'Sullivan made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O'Sullivan Industries' assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by RadioShack. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by us. Pursuant to the tax sharing agreement, we pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis. Since our initial public offering by RadioShack in 1994, the benefits of the tax deductions under the tax sharing agreement have been accounted for as income taxes. Amounts payable to RadioShack pursuant to the tax sharing agreement are recorded as current federal income tax expense in our consolidated statements of operations. As those benefits reduced our federal income tax obligations, payments were made to RadioShack as opposed to the IRS.

         We are incurring significantly higher interest expense associated with our higher debt levels in connection with the financing of our November 1999 recapitalization and merger. We believed that this increased interest expense, and certain expenses incurred to consummate the recapitalization and merger, should be taken into account in determining the payments O'Sullivan Holdings is required to make to RadioShack under the tax sharing agreement. RadioShack claimed we could not deduct the additional interest and expenses in determining the tax sharing payments.

         On June 29, 1999, RadioShack filed a complaint against us in the District Court of Texas in Tarrant County. RadioShack's complaint sought a court order compelling us to submit to a dispute resolution process. We argued that no dispute existed because at that time the recapitalization and merger had not closed. On October 8, 1999, the court ordered us to commence dispute resolution procedures before an arbitrator, according to the terms of the tax sharing agreement. Mediation efforts failed to resolve the issue. Arbitrators were selected to hear the dispute, the arbitration was heard in October 2001 and briefing of the issue followed.

         In March 2002, the arbitration panel ruled in favor of RadioShack on this issue, concluding that the interest expense arising from the recapitalization and merger is not deductible in calculating the payments due from us to RadioShack under the tax sharing agreement.

         Following the issuance of the opinion, we reached a settlement of the dispute with RadioShack. Under the settlement, we paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees. We agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the six months ended June 30, 2002, we paid RadioShack $6.2 million.

         We funded the back payment and subsequent payments from cash on hand. We expect to fund future payments from cash on hand or borrowings under our senior credit facility. Payments under the tax sharing agreement for fiscal 2003 are expected to be about $11.0 million.

         We have amended our senior credit facility as a result of the arbitration settlement. The amendment excludes from the definition of consolidated fixed charges $27.0 million of the total paid by us pursuant to the tax sharing agreement through the period ended June 30, 2002.

         See "Cautionary Statement Regarding Forward Looking Statements and Risk Factors."

RESULTS OF OPERATIONS.

         The following table sets forth the approximate percentage of items included in the Consolidated Statement of Operations relative to net sales for the three-year period ended June 30, 2002:

                                                                               Year Ended June 30,
                                                                          -------------------------------
                                                                           2002         2001        2000
                                                                          -----        -----        -----
Net sales                                                                 100.0%       100.0%       100.0%
Cost of sales                                                              72.9%        75.2%        73.6%
                                                                          -----        -----        -----
Gross margin                                                               27.1%        24.8%        26.4%
Selling, marketing and administrative                                      15.6%        15.8%        15.8%
Restructuring charge                                                         --          2.9%          --
Merger related expenses                                                      --           --          1.9%
Transaction fee to related party                                             --           --          0.8%
Compensation expense associated with stock options                           --           --          2.6%
Loss on settlement of interest rate swap                                     --           --          0.1%
                                                                          -----        -----        -----
Operating income                                                           11.5%         6.1%         5.2%
Interest expense, net                                                       8.1%         9.5%         4.6%
                                                                          -----        -----        -----
Income (loss) before taxes, extraordinary item and cumulative effect
     of accounting change                                                   3.4%        (3.4)%        0.6%
Income tax provision (benefit)                                              5.6%        (1.2)%        1.2%
                                                                          -----        -----        -----
Loss before extraordinary item and cumulative effect of accounting
     change                                                                (2.2)%       (2.2)%       (0.6)%
Extraordinary loss from early extinguishment of debt, net of income
     tax benefit                                                             --           --         (0.1)%
Cumulative effect of accounting change, net of income tax benefit            --          0.0%          --
                                                                          -----        -----        -----
Net loss                                                                   (2.2)%       (2.2)%       (0.7)%
                                                                          =====        =====        =====
Depreciation and amortization                                               4.2%         4.2%         3.8%


RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2002 COMPARED TO THE YEAR ENDED JUNE 30, 2001.

         Net Sales. Net sales for the fiscal year ended June 30, 2002 decreased by $9.7 million, or 2.7%, to $349.1 million from $358.8 million for the fiscal year ended June 30, 2001. Sales decreases in the office superstore, consumer electronics and regional mass merchant channels were partially offset by increases in the mass merchant and home center channels.

         On January 22, 2002, Kmart Corporation, which accounted for around 9% of our gross sales in fiscal 2002, filed for Chapter 11 bankruptcy court protection. As part of its reorganization, Kmart has closed 283 stores. Kmart said it has secured financing of $2 billion to help the company's cash flow while it restructures and hopes to emerge from Chapter 11 in 2003. We increased our allowance for doubtful accounts by $700,000 during the quarter ended December 31, 2001 because of the Kmart bankruptcy. We resumed shipments to the company on a post-petition basis and anticipate significant sales to Kmart in the future. However, there can be no assurance that we will ship as much to Kmart as we did in prior periods or that Kmart will be successful in its restructuring efforts.

         In August 2002, Ames decided to close all of its stores and liquidate. We had anticipated sales to Ames would be less than 2% of our gross sales in fiscal 2003.

         Gross Profit. Gross profit increased to $94.4 million, or 27.1% of sales, for fiscal 2002, from $89.1 million, or 24.8% of sales, for fiscal 2001. Fiscal 2002 gross profit dollars increased primarily because of lower material costs, primarily for particleboard, and enhanced operating efficiency, particularly from the January 2001 closure of our less efficient Cedar City, Utah manufacturing plant.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $54.6 million, or 15.6% of sales, for fiscal 2002 from $56.7 million, or 15.8% of sales, for fiscal 2001. In fiscal 2002, costs for incentive and profit sharing programs increased with our improved financial results, and legal fees increased due to the RadioShack arbitration. Offsetting these increases were lower freight costs due to decreased sales to retailers with prepaid shipping programs, lower store display expenses, less commission expense and the discontinuation of goodwill amortization on July 1, 2001.

         Restructuring Charge. In November 2000, we announced a strategic restructuring plan. The slowdown in sales during the first half of fiscal 2001 caused us to reassess our business plan, specifically expenses and available production capacity. The sales downturn, combined with improvements in production efficiencies and expansions at the Missouri and Virginia plants during the past few years, provided production capacity that exceeded our near term sales requirements. Based on forecasted sales, the Missouri and Virginia plants would provide sufficient production for the next two and possibly three fiscal years with minimal capital expenditures for increased capacity after ongoing projects were completed. Accordingly, we closed the Utah facility on January 19, 2001.

         We are actively attempting to sell the Utah land, building and excess equipment as soon as practicable. We have relocated certain equipment to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were written down to estimated fair value, less cost to sell, resulting in an impairment charge of approximately $8.7 million. The impairment charge is reflected in accumulated depreciation on the consolidated balance sheet. The fair value is an estimate, and the impairment may be adjusted in the future. We also recognized a $495,000 cash expense for the involuntary termination of 325 management and non-management employees at the Utah facility as well as exit costs of approximately $527,000 for increased workers' compensation claims, real and personal property taxes and security expenses applicable to the Utah facility closure.

         We reduced the administrative and support staff in the Lamar, Missouri headquarters through voluntary and involuntary terminations. About 40 employees received termination packages totaling approximately $807,000. The total restructuring charge of $10.5 million is included as a separate line item on the consolidated statement of operations.

         The following summarizes the restructuring charge:


                                                  Charges                 Charges
                                                  through     Balance     through     Balance
                                      Original    June 30,    June 30,    June 30,    June 30,
      Restructuring Charges            Accrual      2001        2001        2002        2002
---------------------------------      ------      ------      ------      ------      -------
                                                                (in thousands)
Employee termination benefits(1)       $1,302      $  915      $  387      $  387      $    --
Other Utah facility exit costs(1)         527         282         245         245           --
                                       ------      ------      ------      ------      -------
     Total                             $1,829      $1,197      $  632      $  632      $    --
                                       ======      ======      ======      ======      =======

----------
         (1)Included in accrued liabilities in the consolidated balance sheets.

         Depreciation and Amortization. Depreciation and amortization expenses decreased to $14.5 million for fiscal 2002 compared to $14.9 million for fiscal 2001. The decline was due to the discontinuance of goodwill amortization upon the adoption of Statement of Financial Accounting Standards (or "SFAS") 142, Goodwill and Other Intangible Assets, partially offset by the impact of capital additions in recent years. Cash capital additions in fiscal 2002 and 2001 were $8.6 million and $16.8 million, respectively. Fiscal 2002 capital expenditures were primarily for normal replacement of equipment and efficiency improvements.

         Operating Income. Operating income increased $18.0 million to $39.9 million for fiscal 2002 from $21.9 million in fiscal 2001. The restructuring charge in fiscal 2001 reduced operating income by $10.5 million. Lower material prices, lower selling costs and increased operating efficiency contributed to the increase in fiscal 2002.

         Net Interest Expense. Net interest expense decreased from $34.0 million in fiscal 2001 to $28.1 million in fiscal 2002. Interest expense decreased due to the change in fair value of our interest rate collar as well as our repayment of debt and lower variable interest rates on a portion of our debt. The following table describes the components of net interest expense.


                                                           Year ended
                                                            June 30,
                                                    -----------------------
                                                        (in thousands)
                                                      2002           2001
                                                    --------       --------
   Interest expense on senior credit facility,
       industrial revenue bonds and senior
       subordinated notes                           $ 23,942       $ 27,860
   Senior credit facility amendment fee                  204            574
   Interest income                                      (395)          (500)
             Non-cash items:
   Interest expense on O'Sullivan Holdings
       note                                            2,231          2,003
   Interest rate collar                                   (5)         1,948
   Amortization of debt discount                         544            472
   Amortization of loan fees                           1,610          1,610
                                                    --------       --------
   Net interest expense                             $ 28,131       $ 33,967
                                                    ========       ========


         Income Tax Provision (Benefit). We recorded tax expense of $19.6 million for fiscal 2002 that included an increase in the valuation allowance of $16.0 million. Since our initial public offering by RadioShack in 1994, the benefits of the tax deductions under the tax sharing agreement have been accounted for as income taxes. As those benefits reduced our federal income tax obligations, payments were made to RadioShack as opposed to the IRS. Since the recapitalization in 1999 and prior to the settlement of the arbitration proceedings with RadioShack, we made an $800,000 payment to RadioShack as we had little taxable income to utilize the tax deductions. These deductions resulted in net operating losses (NOL's) for federal tax purposes for which we recorded no deferred tax assets as such deductions were assets of RadioShack under the tax sharing agreement.

         As more fully described above, we can no longer consider the increased interest costs in calculating the amounts due to RadioShack. Therefore, we will have to make payments to RadioShack before all of our deductions on our federal income tax return reduce federal taxes. In effect, as a result of the arbitration decision and settlement, we will contractually prepay tax benefits to RadioShack that may be recovered from reduced federal income tax liabilities in the future.

         As a result of the arbitration decision and settlement, we paid $21.5 million to RadioShack in May 2002 relating to periods through December 31, 2001. We also paid RadioShack an additional $6.2 million for the six months ended June 30, 2002. We recorded these payments as a deferred tax asset. We have a net deferred tax asset of approximately $16.0 million at June 30, 2002. Under SFAS 109, Accounting for Income Taxes, we must determine if it is more likely than not that the tax assets will be realized as reductions in tax liabilities in the future. At December 31, 2001 (we file federal income tax returns on a calendar year basis), we had a NOL carryforward for federal income tax purposes of approximately $58.3 million. In 2009, when substantially all of the tax deductions (which can no longer be calculated considering certain interest costs pursuant to the arbitration decision) are expected to have been taken, O'Sullivan and RadioShack are to negotiate a settlement of the then present value of the realizable tax benefits O'Sullivan has yet to deduct.

         Pursuant to SFAS 109, we projected our expected future taxable income utilizing operating performance achieved in fiscal 2002 assuming that our performance would be no better or worse over an extended period of time. Such projections indicate that we will not have taxable income until 2009 when substantially all the RadioShack tax benefit deductions have been taken. At that point, the projections indicate that the NOL's existing at that time would be utilized before they expire. However, we currently have and are expected to have taxable losses for a number of years in the future, and SFAS 109 requires objective evidence to support the more likely than not conclusion. Projections over a long time frame are inherently uncertain and we cannot provide objective evidence that our operations in 2009 and beyond will produce sufficient taxable income. As a result, we have provided a valuation allowance on our net deferred tax assets of $16.0 million at June 30, 2002 and will continue to provide an allowance as those net deferred tax assets grow into the future until sufficient objective evidence exists about future results of operations which supports the reversal of all or part of the valuation allowance.

         Cumulative Effect of Accounting Change. Upon the adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in July 2000, we recognized a liability of $386,000 based upon the fair value of a costless interest rate collar initiated on February 28, 2000. That portion of the liability incurred prior to fiscal 2001, $148,000, is included, net of income tax benefit of $53,000, as cumulative effect of accounting change on the consolidated statement of operations.

         Net Income (Loss). Net loss decreased $106,000 from a loss of $7.9 million in fiscal 2001 to a loss of $7.8 million in fiscal 2002 due to the increased tax expense, partially offset by lower material costs and improved operating efficiency.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $17.6 million to $54.4 million for fiscal 2002 from $36.8 million for the prior year. EBITDA for fiscal 2002 improved over the prior year period because of the $10.5 million restructuring charge in fiscal 2001. Performance in fiscal 2002 also improved because of lower material prices, improved operating efficiencies and cost savings associated with the January 2001 closure of the Cedar City, Utah manufacturing facility.

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

The following table reconciles net loss to EBITDA for the year ended June 30, 2002 and June 30, 2001.


                                                Year ended
                                                  June 30,
                                          -----------------------
                                               (in thousands)
                                            2002           2001
                                          --------       --------
Net loss                                  $ (7,832)      $ (7,938)
Cumulative effect of accounting change,
    net of income tax benefit of $53            --             95
Income tax provision (benefit)              19,553         (4,221)
Interest expense, net                       28,131         33,967
                                          --------       --------
Operating income                          $ 39,852       $ 21,903
Depreciation and amortization               14,530         14,945
                                          --------       --------
EBITDA                                    $ 54,382       $ 36,848
                                          ========       ========

YEAR ENDED JUNE 30, 2001 COMPARED TO THE YEAR ENDED JUNE 30, 2000

         Net Sales. Net sales decreased by $46.4 million, or 11.5%, to $358.8 million in fiscal 2001, down from $405.2 million in fiscal 2000. The decrease in net sales was primarily driven by a 4.9% decrease in the number of units sold and a 6.2% decrease in the average selling price. The sales decline generally came from the office superstore and department store/catalog showroom channels of distribution and to a lesser extent from the mass merchant channel of distribution. These declines were partially offset by increases in the home improvement, electronic superstore, regional mass merchant and other channels of distribution. Retailers reacted to the economic slowdown by increasing their assortment of lower-priced promotional units, which was the primary reason for the decline in the average selling price.

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

         On February 22, 2000, Service Merchandise announced that as part of its bankruptcy reorganization plan, it would no longer sell a number of product lines, including home office and entertainment furniture. Gross sales to Service Merchandise declined from approximately 4% of gross sales in fiscal 2000 to approximately 0.4% of gross sales in fiscal 2001. Sales to Service Merchandise ceased with the liquidation of Service Merchandise in fiscal 2002.

         Sales declines in other distribution channels were generally related to the slowdown of the economy and consumer spending in the United States, the resulting inventory reductions in some of our retail customers' supply chains and a decline in the average unit selling price.

         Gross Profit. Our gross profit for fiscal 2001 was $89.1 million, a decrease of $17.7 million, or 16.6%, from $106.8 million in fiscal 2000. Our gross profit margin for fiscal 2001 was 24.8%, a decrease from 26.4% in fiscal 2000. The decrease in gross profit dollars was primarily the result of lower sales volumes and declining average unit prices. This decrease was partially offset by lower material costs in the second half of fiscal 2001, productivity gains in our Missouri and Virginia facilities and the closing of the less efficient Utah facility. In the last half of fiscal 2001 we experienced a reduction in the price of certain raw materials due to softening market demands.

         Selling, Marketing and Administrative. Selling, marketing and administrative expenses decreased to $56.7 million, or 15.8% of net sales, from $64.2 million, or 15.8% of net sales, in fiscal 2000. The majority of the dollar decrease in selling, marketing and administrative expenses was due to lower freight and commission expenses associated with decreased sales activity. We expensed $11.6 million and $17.1 million for freight out in fiscal 2001 and 2000, respectively. Employee benefit program expenses such as bonuses and profit sharing also decreased due to lower operating income levels. We did incur $946,000 and $498,000 of non-cash compensation expense associated with employee stock options in fiscal 2001 and 2000, respectively.

         In August 2001, Ames Department Stores, Inc. filed for protection under Chapter 11 of the Bankruptcy Code. As a result, we increased our allowance for doubtful accounts by approximately $1.5 million in the fourth quarter of fiscal 2001. We shipped to Ames while it attempted to restructure its indebtedness under Chapter 11 before deciding to liquidate in August 2002. Sales to Ames represented over 3% of our gross sales in fiscal 2001.

         Restructuring Charge. On November 17, 2000, we announced a restructuring plan and recorded $10.5 million of related expense in the second quarter of fiscal 2001. The slowdown in sales during the first half of fiscal year 2001 caused us to reassess our business plan, specifically expenses and available production capacity. It became evident that the sales downturn, combined with improvements in production efficiencies and expansions in the Missouri and Virginia plants during the past few years, provided production capacity that exceeded near term sales requirements. Accordingly, we closed the Utah facility in January 2001. See the discussion of the restructuring charge in "Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001" above for additional information.

         Costs that benefitted continuing activities were excluded from the restructuring charge and were included in cost of sales on the consolidated statement of operations. The unusual and non-recurring portion of these costs associated with the shutdown of the Utah facility was approximately $669,000 in fiscal 2001.

         Merger Related and Other Special Charges. We expensed merger-related costs as incurred in connection with the November 30, 1999 recapitalization and merger. Merger related costs, consisting of investment banking, legal, accounting, printing and other services, totaled $7.8 million in fiscal 2000. Other merger related costs were payments for fees and expenses to BRS of which $3.1 million was recorded as a transaction fee to a related party in fiscal 2000. The merger related expenses and fees paid to BRS have been included as separate line items in the consolidated statements of operations.

         Compensation Expense Associated with Stock Options. O'Sullivan Industries incurred compensation expense of $10.6 million in connection with stock options related to the November 30, 1999 recapitalization and merger in fiscal 2000. The compensation expense relating to the options has been included as a separate line item in the consolidated statement of operations.

         Loss on Settlement of Interest Rate Swap. On November 30, 1999, O'Sullivan Industries terminated an interest rate swap agreement, as required by the counter-party due to the recapitalization and merger, incurring a charge of $408,000 in fiscal 2000. The loss on the settlement of the interest rate swap has been included as a separate line item in the consolidated statement of operations.

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

         Operating Income. Operating income increased $1.1 million to $21.9 million in fiscal 2001 from $20.8 million in fiscal 2000. Excluding restructuring, merger and other related charges, operating income decreased $10.3 million, or 24.1%, to $32.4 million in fiscal 2001 from $42.7 million in fiscal 2000. The decrease in operating income was primarily the result of lower sales volumes and declining average unit prices. This decrease was partially offset by lower material costs in the second half of the year, productivity gains in our Missouri and Virginia facilities, the closing of our less efficient Utah facility, lower freight and commission expenses, and lower employee benefit program expenses such as bonuses and profit sharing.

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

         The following table describes the components of net interest expense for the periods indicated:

                                                          Year ended
                                                           June 30,
                                                  ------------------------
                                                       (in thousands)
                                                    2001           2000
                                                  --------       --------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                            $ 27,860       $ 17,146
Senior credit facility amendment fee                   574             --
Interest income                                       (500)          (792)
          Non-cash items:
Interest expense on O'Sullivan Holdings note         2,003          1,050
Interest rate collar                                 1,948             --
Amortization of debt discount                          472            253
Amortization of loan fees                            1,610            938
                                                  --------       --------
    Net interest expense                          $ 33,967       $ 18,595
                                                  ========       ========

         Income Tax Provision (Benefit). Income tax declined by $9.6 million to a benefit of $4.2 million in fiscal 2001 from a tax provision of $5.1 million in fiscal 2000. The effective tax rate in fiscal 2001 was 35%.

         Extraordinary Item. In fiscal 2000 O'Sullivan Industries repaid private placement notes with a principal amount of $16.0 million for $16.5 million. The $476,000 repayment fee has been recognized as an extraordinary loss of $305,000, net of related tax benefit.

         Accounting Change. O'Sullivan adopted SFAS 133 on July 1, 2000. O'Sullivan recorded a net-of-tax cumulative effect type adjustment of $148,000, less a tax benefit of $53,000.

         Net Income (Loss). As a result of the preceding factors, the fiscal 2001 net loss before dividends and accretion on preferred stock increased by $4.7 million from a net loss of $3.2 million in fiscal 2000 to a net loss of $7.9 million in fiscal 2001.

         EBITDA. EBITDA, which we define as earnings before interest, taxes, depreciation and amortization, increased $647,000 to $36.8 million in fiscal 2001 from $36.2 million in fiscal 2000. The decline in sales in fiscal 2001 and the restructuring charge depressed EBITDA in fiscal 2001, partially offset by lower material costs in the second half of the year, productivity gains in our Missouri and Virginia facilities and the closing of our less efficient Utah facility. Our EBITDA in fiscal 2000 was reduced by the expenses and other charges related to the recapitalization and merger and by increasing particleboard and fiberboard prices.

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

LIQUIDITY AND CAPITAL RESOURCES.

         Our primary sources of liquidity are cash on hand and borrowings under our senior credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facility and the notes, payments to RadioShack and to provide for working capital and capital expenditures.

         Working Capital. As of June 30, 2002, we had cash and cash equivalents of $15.8 million compared to $7.1 million at June 30, 2001. Net working capital was $62.6 million at June 30, 2002 compared to $81.1 million at June 30, 2001. The $18.5 million decrease in net working capital resulted primarily from the reduced investments in trade receivables and prepaid and other current assets, plus increases in accounts payable, accrued compensation and accrued advertising. These were partly offset by an increased investment in inventories and declines in other accrued liabilities and the restructuring accrual. Inventory investment increased because of an unanticipated sales decline in the fourth quarter of fiscal 2002. The decline in trade receivables was primarily due to lower sales in the fourth quarter and fewer days sales outstanding.

         Operating Activities. Net cash provided by operating activities for the fiscal year ended June 30, 2002 was $25.9 million compared to net cash provided of $24.9 million for the fiscal year ended June 30, 2001. Cash flow from operations increased year-over-year for the following reasons.

     - Net loss of $7.8 million for fiscal 2002 improved slightly from the $7.9 million loss for fiscal 2001. Net loss for fiscal 2002 includes an income tax provision of $19.6 million primarily due to the payment to RadioShack of $27.7 million and a reduction in deferred income taxes of $8.5 million. We recorded a valuation allowance for deferred income taxes of $16.0 million. The fiscal 2001 results included the December 2000 restructuring charge of $10.5 million of which $8.7 million was non-cash.

     - The change in value of our interest rate collar resulted in non-cash income of $5,000 in fiscal 2002, compared with $2.1 million of non-cash expense in the same period of fiscal 2001.

     - Accounts receivable decreased $14.1 million in fiscal 2002 and $4.7 million in fiscal 2001, providing more cash in fiscal 2002 than in the same period of fiscal 2001. The declines in both years were due to changes in terms with customers and lower sales.

     - Inventories increased in fiscal 2002, using $3.9 million of cash, as opposed to a $16.7 million decline that provided cash in fiscal 2001. The fiscal 2002 inventory build-up was due to lower than anticipated sales in the fourth quarter of fiscal 2002.

     - Cash was provided by increases in accounts payable, accrued advertising and accrued compensation totaling $9.1 million in the fiscal year ended June 30, 2002. In the prior year, cash totaling $15.6 million was used to fund decreases in other accrued liabilities and the restructuring charge. The largest increases in fiscal 2002 were profit sharing and incentive compensation accruals which were paid in the first quarter of fiscal 2003. The use of cash in the prior year was primarily from lower profit sharing and incentive compensation and reduced accounts payable due to the shutdown of our manufacturing facilities in the last week of fiscal 2001.

         Investing Activities. We invested $8.6 million for capital expenditures in fiscal 2002 compared to $16.8 million during the previous fiscal year. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility. Our plans are to invest about $10.0 million for capital expenditures in fiscal 2003, primarily for equipment replacements and upgrades.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at June 30, 2002 was $242.3 million, consisting of the following.

         - $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million. These notes were issued at a price of 98.046% providing $98.0 million in cash proceeds before expenses related to the issuance.

         - $112.5 million in a senior credit facility consisting of a sixty-three month $25.2 million term loan, a seven and one-half year $87.3 million term loan and a $40.0 million revolving line of credit, currently with no borrowings. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.0 million.

         -    $10.0 million in variable rate industrial revenue bonds.

         - $19.8 million, including $4.8 million of interest added to the principal of the note, in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated indebtedness to recorded book value is as follows:


                                                                 Original
                                                              issue discount    Warrants     Recorded
                                  Consolidated     Current       net of          net of    book value of
                                  indebtedness     portion      accretion      accretion   long-term debt
                                  ------------     --------   --------------   ---------   --------------
                                                               (in thousands)
Term loan A                         $ 25,247      $ (3,544)      $     --       $     --       $ 21,703
Term loan B                           87,285          (886)            --             --         86,399
                                    --------      --------       --------       --------       --------
Senior secured credit facility       112,532        (4,430)            --             --        108,102
Senior subordinated note             100,000            --         (1,666)        (2,984)        95,350
Industrial revenue bonds              10,000            --             --             --         10,000
Senior note                           19,789            --             --         (3,035)        16,754
                                    --------      --------       --------       --------       --------
Total                               $242,321      $ (4,430)      $ (1,666)      $ (6,019)      $230,206
                                    ========      ========       ========       ========       ========

         During fiscal 2002, we repaid $8.6 million of our indebtedness, including $5.0 million of prepayments. We expect to fund principal and interest payments on our debt from cash on hand or borrowings under our revolver.

         The senior credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. The financial covenants contained in the senior credit facility, as amended, are as follows:

     - Our consolidated leverage ratio must be less than 4.35. The ratio at June 30, 2002 was 3.99.

     - Our consolidated interest coverage ratio must be greater than 1.90. The ratio at June 30, 2002 was 2.17.

     - Our consolidated fixed charge coverage ratio must be greater than 1.10. The ratio at June 30, 2002 was 1.57.

     - Our senior debt coverage ratio must be less than 2.50. The ratio at June 30, 2002 was 2.20.

     - Our consolidated EBITDA must be at least $52 million for the fiscal year ended June 30, 2002. Our consolidated EBITDA, as defined in the credit agreement, was $55.7 million.

Consolidated interest expense as defined in the senior credit facility for the twelve months ended June 30, 2002 was $25.7 million. O'Sullivan Industries is the borrower under the senior credit facility, so the covenants do not include the $19.8 million senior note of O'Sullivan Holdings or interest on the note. Pursuant to an amendment to our senior credit facility as of May 15, 2002, $27.0 million of the payments to RadioShack under the tax sharing agreement through the period ending June 30, 2002 were excluded from the definition of consolidated fixed charges and thus from calculations of the consolidated fixed charge coverage ratio.

         In addition, the agreements effectively prohibit the payment of dividends on any class of our stock. At June 30, 2002, we were in compliance with all applicable debt covenants.

         As required under the senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at June 30, 2002, we would have been required to pay the counter-party approximately $2.1 million. The counter-party to our interest rate collar provides us with the payment amount that would be required to terminate the collar as of the end of each quarter. We recorded the change in fair value of the collar as increased or decreased interest expense in the consolidated statements of operations and included the resulting liability in accrued liabilities on the consolidated balance sheets.

         The restriction on the incurrence of additional indebtedness in the senior credit facility limited our ability to incur additional debt to approximately $16.8 million on June 30, 2002.

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

         We have market risk in interest rate exposure, primarily in the United States. We manage interest rate exposure through our mix of fixed and floating rate debt. As required under our senior credit facility, we hedged one-half of our term loans with a current notional amount of $65.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at June 30, 2002, we would have been required to pay the counter-party approximately $2.1 million. Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor agreements. A 1.0% change in these commodity prices would affect our cost of sales by approximately $1.7 million annually.

         In fiscal 2000, certain particleboard and fiberboard suppliers imposed price increases, which increased our cost of sales in fiscal 2000 and the first half of fiscal 2001. We were able to reduce the effect of the increases somewhat through our value analysis program and productivity gains in manufacturing. In the fourth quarter of fiscal 2000, certain suppliers of cartons increased their prices to us. We were able to partially offset the effect of these price increases through the programs mentioned above combined with increased operating leverage from higher sales levels.

         In fiscal 2001 and continuing into fiscal 2002, prices for particleboard and fiberboard fell in response to declining demand. However, these prices or others may increase in fiscal 2003 or beyond. We believe that we can continue to partially offset the effect of such increases through the programs mentioned above and through the eventual inclusion of the higher costs in the selling price of our products. However, there can be no assurance that we will be successful in offsetting these or future potential price increases.

NEW ACCOUNTING STANDARDS.

         In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain customer promotional payments that are currently classified as selling expenses be classified as a reduction of revenue. We adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales. Our adoption of EITF 00-25 had no impact on operating income or net income (loss). As a result of the adoption of EITF 00-25, for the six months ended December 31, 2001, $7.7 million was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense. Reclassifications for fiscal years 2001 and 2000 were $16.9 million and $18.2 million, respectively.

         The Financial Accounting Standards Board ("FASB") issued SFAS 142, Goodwill and Other Intangible Assets, on June 30, 2001. We adopted SFAS 142 on July 1, 2001, the beginning of our 2002 fiscal year. With the adoption of SFAS 142, goodwill of approximately $38.1 million is no longer subject to amortization over its estimated useful life. Rather, goodwill will be assessed regularly for impairment by applying a fair-value-based test. We have completed the initial valuation of the reporting unit, using the enterprise as the reporting unit. Because the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss. We have discontinued amortizing approximately $1.7 million of goodwill per year. Adjusted net loss and adjusted net loss attributable to common stockholders for the two previous fiscal years ending June 30, had such amortization not been recorded are shown in the following table.

                                             Fiscal year ended June 30,
                                                2001          2000
                                             ----------    ----------
                                                   (in thousands)
Adjusted net income (loss)                   $ (6,543)      $ (1,778)
Adjusted net income (loss) attributable
    to common stockholders                   $(17,276)      $ (7,313)

         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This pronouncement, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not believe this pronouncement will have a material impact on our financial position or results of operation. We will adopt SFAS 143 effective July 1, 2002.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Although the Utah long-lived assets to be disposed of by sale will be presented as long-lived assets to be disposed of after the adoption of this pronouncement, we do not believe SFAS 144 will have an adverse material impact on our financial position or results of operations. We will adopt SFAS 144 effective July 1, 2002.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145 addresses the accounting for gains and losses from extinguishment of debt and for certain lease modifications. We do not believe SFAS 145 will have a material impact on our financial position or results of operations. We will adopt SFAS 145 effective July 1, 2002.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this pronouncement are effective for exit or disposal activities that are initiated after December 31, 2002.

CONTRACTUAL OBLIGATIONS.

         The following table illustrates our contractual obligations due in the future:

                                                             Payments Due by Period
                                               --------------------------------------------------
                                                                  (in thousands)
                                                 Less
                                                than 1                                    After
 Contractual Obligations          Total          year       2-3 years     4-5 years      5 years
--------------------------       --------      --------      --------      --------      --------
Long-term debt                   $242,321      $  4,430      $ 39,426      $ 68,676      $129,789
Tax benefit payments to
RadioShack(1)
Capital lease obligations              --            --            --            --            --
Operating
leases--unconditional               4,176         1,398         2,462           316            --
Other long-term obligations           793           385           394            14            --
                                 --------      --------      --------      --------      --------
Total contractual cash
obligations                      $247,290      $  6,213      $ 42,282      $ 69,006      $129,789
                                 ========      ========      ========      ========      ========
--------------------------
(1) Payments to RadioShack
are contingent on taxable
income.  The maximum
payments are:                    $ 84,173      $ 11,020      $ 20,467      $ 23,599      $ 29,087
                                 ========      ========      ========      ========      ========

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

     - We derive our revenue from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. For all sales, we use purchase orders from the customer, whether oral, written or electronically transmitted, as evidence that a sales arrangement exists. Generally, delivery occurs when product is delivered to a common carrier or private carrier, with standard terms being FOB shipping point. We assess whether the price is fixed and determinable based upon the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. Collateral is not requested from the customers.

     - We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. Market conditions could require us to take actions to increase customer incentive offerings. These offerings could result in our estimates being too small and reduce our revenues when the incentive is offered.

     - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. Obsolete and slow-moving inventory reserves were approximately $4.9 million and $4.4 million at June 30, 2002 and 2001, respectively.

     - We record our deferred tax assets at the amount that the asset is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, our determinations can change. If we objectively determine it was more likely than not we would be able to realize our deferred tax assets in the future in excess of our recorded amount, we would reduce our valuation allowance, increasing income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our recorded gross deferred tax assets in the future, we would increase our valuation allowance by decreasing income in the period such determination was made.

     - We periodically review our long-lived assets, including property, equipment and goodwill, for impairment and determine whether an event or change in facts and circumstances indicates their carrying amount may not be recoverable. We determine recoverability of the assets by comparing the carrying amount of the assets to the net future undiscounted cash flows expected to be generated by those assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized. Adverse economic conditions could cause us to record impairment charges in the future.

     - In the second quarter of fiscal 2001, we recorded asset impairment charges, employee termination benefits and other exit costs totaling $10.5 million related to a business restructuring plan to reduce production capacity and operating expenses. The restructuring plan included closing our Cedar City, Utah facility and a reduction in our staff at our Lamar, Missouri facility. The asset impairment charges related to land, building and equipment located in Cedar City, Utah. The land and building and a limited amount of equipment are still for sale. If market conditions deteriorate further, additional write-downs on the land, building and equipment may be necessary.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION AND RISK FACTORS.

         Certain portions of this report, and particularly the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements in Part II of this report, the portions of Item 1 in Part I captioned "Business Overview," "Competitive Strengths," "Growth Strategy," "Raw Materials," "Competition" and "Environmental and Safety Regulations" and Item 3 in Part I contain forward-looking statements. These include information relating to cost savings, benefits, revenues and estimated sales, and earnings and expenses. These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "may," "expect," "anticipate" or "plan."

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

                                                         JUNE 30, 2002
                                                    (DOLLARS IN MILLIONS)
Total indebtedness .................................      $  242.3
Indebtedness senior to O'Sullivan Holdings note ....      $  222.5
Indebtedness senior to O'Sullivan Industries
     senior subordinated notes .....................      $  122.5
Stockholders' deficit ..............................      $  (55.5)

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

         -    limit our ability to borrow additional funds; and

         - expose us to fluctuations in interest rates because some of our debt has a variable rate of interest.

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

         Due to our lower sales in fiscal 2001, we negotiated amendments to the financial covenants in our senior credit facility. Without the amendments, we may have been in default under the facility. If our sales continue to decline, we may face default under the amended senior credit facility. There is no assurance that the creditors under the facility would further amend the covenants or, if an amendment were agreed to, what the cost would be to O'Sullivan.

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

         - WE MAY NOT HAVE SUFFICIENT CASH FROM CASH FLOW, CASH ON HAND AND AVAILABLE BORROWINGS UNDER OUR SENIOR CREDIT FACILITY TO SERVICE OUR INDEBTEDNESS AND TO PAY AMOUNTS DUE RADIOSHACK UNDER THE TAX SHARING AGREEMENT. THESE OBLIGATIONS REQUIRE A SIGNIFICANT AMOUNT OF CASH. Our business may not generate sufficient cash flow from operations and we may not realize operating improvements on schedule. Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower sales will generally reduce our cash flow.

         Future borrowings may not be available to us under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the O'Sullivan Industries senior credit facility, the O'Sullivan Industries senior subordinated notes and the O'Sullivan Holdings note, on or before maturity. In such an event, we probably would not be able to refinance any of our indebtedness on favorable terms if at all.

         - CONTINUED REDUCTIONS IN RETAIL SALES COULD REDUCE OUR SALES, ESPECIALLY IF THE REDUCTIONS OCCUR IN THE INDUSTRIES THAT WE BELIEVE CONTRIBUTE TO THE GROWTH OF THE READY-TO-ASSEMBLE FURNITURE INDUSTRY AND COULD REDUCE OUR ABILITY TO PAY OUR DEBTS. Most of our sales are to major retail chains. If there is a reduction in the overall level of retail sales, our sales could also decline and our ability to pay our debts could be reduced. We believe that sales of ready-to-assemble furniture increased from fiscal 1995 through fiscal 2000 in part because of an increase in sales of personal computers and home entertainment electronic equipment. The slowdown in growth of sales of these products hurt our sales in fiscal 2001 and 2002 and could continue to lower sales in fiscal 2003. As the markets for personal computers and home entertainment electronic equipment, and the market for our products, are now substantially larger, it is apparent that our business is being hurt by a recession more than in previous recessions.

         - OUR PROFITS AND CASH WOULD BE REDUCED IF THE PRICES OUR SUPPLIERS CHARGE US FOR RAW MATERIALS INCREASE. We are dependent on outside suppliers for all of our raw material needs and are subject to changes in the prices charged by our suppliers. If these prices were to increase significantly, this could lead to our being unable to service our indebtedness.

         In the past, our profits have been reduced by increases in prices of particleboard and fiberboard. Price increases in fiscal 2000 increased our cost of sales in fiscal 2000 and continued to reduce earnings in the first half of fiscal 2001.

         Prices for particleboard declined in fiscal 2001, reducing our cost of sales in the second half of fiscal 2001 and in fiscal 2002. However, prices for particleboard or other raw materials may increase in the future. Fiberboard prices began to increase in the fourth quarter of fiscal 2002. We will try to offset any price increases through cost savings, production efficiencies and higher prices, but these efforts may not be successful or sufficient.

         - OUR PAYMENTS TO RADIOSHACK UNDER THE TAX SHARING AGREEMENT WILL REQUIRE SUBSTANTIAL AMOUNTS OF CASH. Because of the arbitration panel's ruling and the subsequent settlement agreement in the arbitration proceedings between RadioShack and O'Sullivan, our payments to RadioShack under the tax sharing agreement have increased substantially. In fiscal 2002, we paid RadioShack $27.7 million. We expect to pay RadioShack $11.0 million, $9.9 million and $10.5 million under the tax sharing agreement in fiscal 2003, 2004 and 2005, respectively.

         We plan to fund these increased payment obligations from cash on hand, borrowing under the senior credit facility or other sources of capital, if available. Payment of this amount, however, could cause us to be in violation of one or more of our covenants under our senior credit facility. See Item 3, "Legal Proceedings" in Part I of this report.

         Payments to RadioShack under the tax sharing agreement are treated as taxes for purposes of calculating our fixed charge coverage ratio under the senior credit facility. Accordingly, the increased payments make compliance with this covenant more difficult. See "FAILURE TO COMPLY WITH ANY OF THE RESTRICTIONS CONTAINED IN THE AGREEMENTS GOVERNING OUR INDEBTEDNESS COULD RESULT IN ACCELERATION OF OUR DEBT. WERE THIS TO OCCUR, WE WOULD NOT HAVE SUFFICIENT CASH TO PAY OUR ACCELERATED INDEBTEDNESS" above.

         - BECAUSE WE SELL PRODUCTS TO A SMALL NUMBER OF CUSTOMERS, OUR SALES WOULD BE REDUCED IF ONE OF OUR MAJOR CUSTOMERS SIGNIFICANTLY REDUCED ITS PURCHASES OF OUR PRODUCTS OR WERE UNABLE TO FULFILL ITS FINANCIAL OBLIGATIONS TO US. IF THIS WERE TO HAPPEN, OUR ABILITY TO PAY OUR DEBTS MAY BE SIGNIFICANTLY AFFECTED. Our sales are concentrated among a relatively small number of customers. Any of our major customers can stop purchasing product from us or significantly reduce their purchases at any time. Any loss or reduction may adversely affect our cash flows and our ability to pay our debts. During fiscal year 2002, our three largest customers, OfficeMax, Office Depot and Wal-Mart accounted for approximately 45% of our gross sales. Reduced orders from some of our largest customers significantly reduced our sales in fiscal 2002. Further, Montgomery Ward closed all of its stores in fiscal 2001, and Kmart and Ames filed for reorganization under the United States Bankruptcy Code in fiscal 2002. In August 2002, Ames decided to close all its stores and liquidate. We are continuing to ship to Kmart while it endeavors to restructure under Chapter 11 of the Bankruptcy Code.

         We do not have long term contracts with any of our customers and our sales depend on our continuing ability to deliver attractive products at reasonable prices.

         At June 30, 2002, our largest five customer accounts receivable balances comprised approximately 66% of our net trade receivables balance. The bankruptcy of Ames in August 2001 and Kmart in January 2002 caused us to increase our reserves for doubtful accounts by $1.5 million in the fourth quarter of fiscal 2001 and $700,000 in the second quarter of fiscal 2002, respectively.

         - WE OPERATE IN A HIGHLY COMPETITIVE MARKET WHICH MAY FORCE US TO REDUCE MARGINS, REDUCING OUR CASH FLOWS AND OUR ABILITY TO PAY OUR DEBTS. The industry in which we operate is highly competitive. Some of our competitors are significantly larger and have greater financial, marketing and other resources than we do. Because of lower sales of RTA furniture generally, a number of manufacturers have excess capacity. The competitive nature of our industry could lead to smaller profit margins due to competitive pricing policies or excess capacity. If this were to occur, our cash flows and our ability to pay our debts may be reduced. This competitive pressure could be further exacerbated if additional excess manufacturing capacity develops in the RTA furniture industry due to over-expansion by manufacturers, further reduction in demand or otherwise. Foreign manufacturers entering the United States market could also increase competition in our markets.

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

         - DESPITE OUR CURRENT LEVELS OF DEBT, WE MAY STILL INCUR MORE DEBT AND INCREASE THE RISKS DESCRIBED ABOVE. We may be able to incur significant additional indebtedness in the future. If we or our subsidiaries add new debt to our current debt levels, the related risks that we and they now face could intensify, making it less likely that we will be able to fulfill our obligations to holders of the O'Sullivan Industries senior subordinated notes or the O'Sullivan Holdings senior note. None of the agreements governing our indebtedness completely prohibits us or our subsidiaries from doing so. The revolving credit facility of the senior credit facility permits additional borrowings of up to $16.8 million at June 30, 2002, plus $1.0 million for letters of credit. These additional borrowings would be senior to the O'Sullivan Industries senior subordinated notes and the O'Sullivan Holdings note.

         - IF WE BECOME BANKRUPT, THE CLAIMS OF HOLDERS OF THE O'SULLIVAN INDUSTRIES SENIOR SUBORDINATED NOTES AGAINST US MAY BE LESS THAN THE FACE VALUE OF THE NOTES DUE TO ORIGINAL ISSUE DISCOUNT. The O'Sullivan Industries senior subordinated notes bear a discount from their stated principal amount at maturity. If a bankruptcy case is commenced by or against O'Sullivan Industries under the U.S. Bankruptcy Code, the claim of a holder of the notes with respect to the principal amount thereof would likely be limited to an amount equal to the sum of (1) the initial offering price and (2) the portion of the original issue discount, or OID, that is not deemed to constitute "unmatured interest" for purposes of the U.S. Bankruptcy Code. Any OID that was not accrued as of the bankruptcy filing would constitute "unmatured interest."

         - WE ARE AT RISK THAT USERS OF OUR PRODUCTS WILL SUE US FOR PRODUCT LIABILITY. IF WE WERE UNABLE TO DEFEND OURSELVES AGAINST SOME PRODUCT LIABILITY LAWSUITS, OUR SUCCESS AND OUR ABILITY TO PAY OUR DEBTS MAY BE REDUCED. All of our products are designed for use by consumers. Like other manufacturers of similar products, we are subject to product liability claims and could be subject to class action litigation with respect to our products. If we were unable to defend ourselves against certain product liability lawsuits, our success and ability to pay our debts may be adversely affected. We are party to various pending product liability claims and legal actions arising in the ordinary operation of our business. Our liability insurance may not be adequate for our needs, and we may not be fully insured against any particular lawsuit which may adversely affect us.

         - WE MAY BE LIABLE FOR PENALTIES UNDER ENVIRONMENTAL LAWS, RULES AND REGULATIONS. THIS COULD NEGATIVELY AFFECT OUR SUCCESS AND OUR ABILITY TO PAY OUR DEBTS. Our operations are subject to many federal, state and local environmental laws, regulations and ordinances. Some of our operations require permits that are subject to revocation, modification and renewal by governmental authorities. Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunction or both. Compliance with them may require substantial capital expenditures or increase our operating expense. These costs and expenses may adversely affect our success and ability to pay our debts.

         - THE INTERESTS OF OUR CONTROLLING STOCKHOLDERS MAY BE IN CONFLICT WITH INTERESTS OF THE HOLDERS OF OUR INDEBTEDNESS. THIS CONFLICT COULD RESULT IN CORPORATE DECISION MAKING THAT INVOLVES DISPROPORTIONATE RISKS TO THE HOLDERS OF OUR INDEBTEDNESS, INCLUDING OUR ABILITY TO SERVICE OUR DEBTS OR PAY THE PRINCIPAL AMOUNT OF INDEBTEDNESS WHEN DUE. Following the recapitalization and merger, BRS owns securities representing approximately 72.7% of the voting power of the outstanding common stock of O'Sullivan Holdings. By reason of their ownership, they control our affairs and policies. There may be circumstances where the interests of BRS and its affiliates could be in conflict with the interests of the holders of our indebtedness. For example, BRS and its affiliates may have an interest in pursuing transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of O'Sullivan's debt. See Item 10, "Directors and Executive Officers of the Registrant," and Item 12, "Security Ownership of Certain Beneficial Owners and Management," in Part III of this report.

         - IF OUR KEY PERSONNEL WERE TO LEAVE, OUR SUCCESS COULD BE NEGATIVELY AFFECTED AND OUR ABILITY TO SERVICE OUR DEBTS COULD BE ADVERSELY AFFECTED. Our continued success is dependent, to a certain extent, upon our ability to attract and retain qualified personnel in all areas of our business, including management positions and key sales positions, especially those positions servicing our major customers. If any of our key personnel were to leave, it might adversely affect our ability to service our debt. Members of the O'Sullivan family in particular have been instrumental in the development of our business and the implementation of our corporate strategy. We do not have employment agreements with any of our officers or key personnel located in the United States and we do not carry key person life insurance on any of our employees. We may not be able to keep existing personnel, including O'Sullivan family members, or be able to attract qualified new personnel. Our inability to do so could have a negative effect on us as we may be unable to efficiently and effectively run our business without these key personnel.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Immediately following are the report of independent accountants, the consolidated balance sheets of O'Sullivan Industries Holdings, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for each of the three years in the period ended June 30, 2002, and the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of O'Sullivan Industries Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of O'Sullivan Industries Holdings, Inc. and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company discontinued the amortization of goodwill effective July 1, 2001 upon adoption of a new accounting standard for goodwill.


/s/ PricewaterhouseCoopers LLP


Kansas City, Missouri
August 20, 2002

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                         June 30,
                                                                                 -------------------------
                                                                                    2002            2001
                                                                                 ---------       ---------
                                     Assets
Current assets:
    Cash and cash equivalents                                                    $  15,777       $   7,060
    Trade receivables, net of allowance for doubtful accounts
       of $4,101 and $4,750 respectively                                            37,035          52,570
    Inventories, net                                                                52,397          48,538
    Prepaid expenses and other current assets                                        2,765           8,820
                                                                                 ---------       ---------
          Total current assets                                                     107,974         116,988

Property, plant and equipment, net                                                  87,834          95,872
Other assets                                                                        10,536          12,232
Goodwill, net of accumulated amortization                                           38,088          38,088
                                                                                 ---------       ---------
              Total assets                                                       $ 244,432       $ 263,180
                                                                                 =========       =========
                      Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                             $  10,887       $   8,534
    Current portion of long-term debt                                                4,430           3,696
    Accrued advertising                                                             11,680          10,285
    Accrued liabilities                                                             18,399          13,354
                                                                                 ---------       ---------
          Total current liabilities                                                 45,396          35,869

Long-term debt, less current portion                                               230,206         236,762
Other liabilities                                                                    6,040           5,222
Deferred income taxes                                                                   --          14,721
                                                                                 ---------       ---------
              Total liabilities                                                    281,642         292,574

Commitments and contingent liabilities (Notes 3, 12, 17 and 18)

Mandatorily redeemable senior preferred stock, $0.01 par value; $33,312 and
    $29,648 liquidation value including accumulated dividends at June 30,
    2002 and June 30, 2001, respectively, 17,000,000 shares authorized,
    16,431,050 issued                                                               18,319          15,301

Stockholders' deficit:
    Junior preferred stock, Series A, $0.01 par value; 100,000 shares
        authorized, none issued                                                         --              --
    Junior preferred stock, Series B, $0.01 par value; at liquidation value including accumulated dividends; 1,000,000 shares authorized;
        529,009.33 issued                                                           74,838          65,366
    Common stock, $0.01 par value; 2,000,000 shares authorized,
        1,368,000 issued                                                                14              14
    Additional paid-in capital                                                      13,053          13,053
    Retained deficit                                                              (142,792)       (122,470)

    Accumulated other comprehensive loss                                              (305)           (336)
    Notes receivable from employees                                                   (337)           (322)
                                                                                 ---------       ---------
          Total stockholders' deficit                                              (55,529)        (44,695)
                                                                                 ---------       ---------
              Total liabilities and stockholders' deficit                        $ 244,432       $ 263,180
                                                                                 =========       =========



        The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                          For the year ended June 30,
                                                                   -----------------------------------------
                                                                      2002           2001            2000
                                                                   ---------       ---------       ---------
Net sales                                                          $ 349,098       $ 358,811       $ 405,234
Cost of sales                                                        254,662         269,720         298,387
                                                                   ---------       ---------       ---------

Gross profit                                                          94,436          89,091         106,847

Operating expenses:
    Selling, marketing and administrative                             54,584          56,682          64,173
    Restructuring charge                                                  --          10,506              --
    Merger related expenses                                               --              --           7,792
    Transaction fee to related party                                      --              --           3,062
    Compensation expense associated with stock options                    --              --          10,627
    Loss on settlement of interest rate swap                              --              --             408
                                                                   ---------       ---------       ---------
Total operating expenses                                              54,584          67,188          86,062
                                                                   ---------       ---------       ---------

Operating income                                                      39,852          21,903          20,785
Other income (expense):
    Interest expense                                                 (28,526)        (34,467)        (19,387)
    Interest income                                                      395             500             792
                                                                   ---------       ---------       ---------

Income (loss) before income tax provision, extraordinary item
    and cumulative effect of accounting change                        11,721         (12,064)          2,190
Income tax provision (benefit)                                        19,553          (4,221)          5,050
                                                                   ---------       ---------       ---------

Loss before extraordinary item and cumulative effect of
    accounting change                                                 (7,832)         (7,843)         (2,860)
Extraordinary loss from early extinguishment of debt, net of
    income tax benefit of $171                                            --              --            (305)
Cumulative effect of accounting change, net of income tax
    benefit of $53                                                        --             (95)             --
                                                                   ---------       ---------       ---------

Net loss                                                              (7,832)         (7,938)         (3,165)
Dividends and accretion on preferred stock                           (12,490)        (10,733)         (5,535)
                                                                   ---------       ---------       ---------

Net loss attributable to common stockholders                       $ (20,322)      $ (18,671)      $  (8,700)
                                                                   =========       =========       =========


        The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     For the year ended June 30,
                                                                              -----------------------------------------
                                                                                2002            2001             2000
                                                                              ---------       ---------       ---------
Cash flows provided by operating activities:
    Net loss                                                                  $  (7,832)      $  (7,938)      $  (3,165)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
       Depreciation and amortization                                             14,530          14,945          15,416
       Amortization of debt issuance costs                                        1,610           1,610             938
       Amortization of debt discount and accrued interest on senior note          2,775           2,475           1,303

       Interest rate collar                                                          (5)          2,096              --
       Bad debt expense                                                           1,460           1,741           1,047
       Loss on disposal of assets                                                   991             230             117
       Impairment of long-lived assets to be sold                                    --           8,677              --
       Deferred income taxes                                                     (8,506)         (4,028)           (540)
       Accrual of special payment of options to purchase Series A
       junior preferred stock                                                     1,083             946             498
       Compensation expense associated with stock options                            --              --          10,627
    Changes in current assets and liabilities:
       Trade receivables                                                         14,075           4,664           3,246
       Inventories                                                               (3,859)         16,718          (9,122)
       Other assets                                                                 465          (1,600)         (1,132)
       Accounts payable and accrued liabilities                                   9,110         (15,608)         11,087
                                                                              ---------       ---------       ---------
Net cash flows provided by operating activities                                  25,897          24,928          30,320
                                                                              ---------       ---------       ---------
Cash flows used for investing activities:
    Capital expenditures                                                         (8,644)        (16,811)        (17,129)
                                                                              ---------       ---------       ---------
Cash flows used by financing activities:
    Issuance of stock, net of expenses                                               --              --          45,884
    Redemption and cancellation of stock                                             --              --        (269,044)
    Employee loans                                                                    8              --            (296)
    Proceeds from borrowings, including issuance of warrants                         --              --         252,018
    Repayment of borrowings                                                      (8,544)        (12,924)        (21,000)
    Debt issuance costs                                                              --              --         (13,021)
    Exercise of stock options                                                        --              --             395
                                                                              ---------       ---------       ---------
Net cash flows used for financing activities                                     (8,536)        (12,924)         (5,064)
                                                                              ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents                              8,717          (4,807)          8,127
Cash and cash equivalents, beginning of year                                      7,060          11,867           3,740
                                                                              ---------       ---------       ---------
Cash and cash equivalents, end of year                                        $  15,777       $   7,060       $  11,867
                                                                              =========       =========       =========
Supplemental cash flow information:
    Interest paid                                                             $  24,915       $  28,258       $  13,571
    Income taxes paid (refunded)                                              $  27,771       $     (17)      $   5,172
Non-cash financing activities:
    Loans issued to purchase company stock                                    $      --       $      --       $     285
    Dividends accrued but not paid                                            $  13,136       $  11,473       $   5,994
    Capital expenditures included in accounts payable                         $     288       $   1,821       $     589


        The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                                              Series B junior
                                                              preferred stock           Common stock         Additional   Retained
                                                           --------------------    ----------------------      paid-in    earnings
                                                            Shares      Dollars     Shares        Dollars      capital    (deficit)
                                                           --------    ---------   --------      ---------   ----------   ---------
Balance, June 30, 1999                                           --    $      --     16,820      $  16,820   $  87,549    $  89,470
     Net loss                                                                                                                (3,165)
     Other comprehensive income
     Exercise of stock options, net of tax benefit                                                                (138)
     Compensation expense associated with stock options                                                         12,982
     Redemption and cancellation of common stock                                    (16,820)       (16,820)    (93,008)    (184,569)
     Issue of warrants                                                                                           7,000
     Loans to employees                                           3          285         12             --
     Issuance of preferred stock                                513       51,283
     Issuance of common stock                                                         1,356             14
     Dividends and accretion on senior preferred stock                                                                       (1,281)
     Dividends and accretion on junior preferred stock                     4,254                                             (4,254)
                                                           --------    ---------   --------      ---------   ---------    ---------
Balance, June 30, 2000                                          516    $  55,822      1,368      $      14   $  14,385    $(103,799)
     Net loss                                                                                                                (7,938)
     Other comprehensive loss
     Loans to employees-interest income
     Issuance of preferred stock upon exercise of
     warrants                                                    13        1,332                                (1,332)
     Dividends and accretion on senior preferred stock                                                                       (2,521)
     Dividends and accretion on junior preferred stock                     8,212                                             (8,212)
                                                           --------    ---------   --------      ---------   ---------    ---------
Balance, June 30, 2001                                          529    $  65,366      1,368      $      14   $  13,053    $(122,470)
      Net loss                                                                                                               (7,832)
      Other comprehensive income
      Loans to employees-interest income
      Repayment of employee loans
      Dividends and accretion on senior preferred stock                                                                      (3,018)
      Dividends and accretion on junior preferred stock                    9,472                                             (9,472)
                                                           --------    ---------   --------      ---------   ---------    ---------
Balance, June 30, 2002                                          529    $  74,838      1,368      $      14   $  13,053    $(142,792)
                                                           ========    =========   ========      =========   =========    =========


                                                                                               Accumulated     Total
                                                             Notes                                other        stock-     Compre-
                                                          receivable      Treasury stock      comprehensive   holders'    hensive
                                                             from       --------------------      income      equity      income
                                                           employees     Shares     Dollars       (loss)     (deficit)    (loss)
                                                           ---------    --------   ---------    ---------    ---------   ---------
Balance, June 30, 1999                                     $      --        (771)  $  (8,660)   $     (43)   $ 185,136
     Net loss                                                                                                   (3,165)  $   (3,165)
     Other comprehensive income                                                                        29           29           29
     Exercise of stock options, net of tax benefit                            42         533                       395
     Compensation expense associated with stock options                                                         12,982
     Redemption and cancellation of common stock                             729       8,127                  (286,270)
     Issue of warrants                                                                                           7,000
     Loans to employees                                         (296)                                              (11)
     Issuance of preferred stock                                                                                51,283
     Issuance of common stock                                                                                       14
     Dividends and accretion on senior preferred stock                                                          (1,281)
     Dividends and accretion on junior preferred stock                                                              --
                                                           ---------    --------   ---------    ---------    ---------   ---------
Balance, June 30, 2000                                     $    (296)         --   $      --    $     (14)   $ (33,888)  $  (3,136)
                                                                                                                         =========
     Net loss                                                                                                   (7,938)  $  (7,938)
     Other comprehensive loss                                                                        (322)        (322)       (322)
     Loans to employees-interest income                          (26)                                              (26)
     Issuance of preferred stock upon exercise of
     warrants                                                                                                       --
     Dividends and accretion on senior preferred stock                                                          (2,521)
     Dividends and accretion on junior preferred stock                                                              --
                                                           ---------    --------   ---------    ---------    ---------   ---------
Balance, June 30, 2001                                     $    (322)         --   $      --    $    (336)   $ (44,695)  $  (8,260)
                                                                                                                         =========
      Net loss                                                                                                  (7,832)  $  (7,832)
      Other comprehensive income                                                                       31           31          31
      Loans to employees-interest income                         (24)                                              (24)
      Repayment of employee loans                                  9                                                 9
      Dividends and accretion on senior preferred stock                                                         (3,018)
      Dividends and accretion on junior preferred stock
                                                           ---------    --------   ---------    ---------    ---------   ---------
Balance, June 30, 2002                                     $    (337)         --   $      --    $    (305)   $ (55,529)  $  (7,801)
                                                           =========    ========   =========    =========    =========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL INFORMATION.

         O'Sullivan Industries Holdings, Inc. ("O'Sullivan"), a Delaware corporation, is a domestic producer of ready-to-assemble ("RTA") furniture. O'Sullivan's RTA furniture includes desks, computer workcenters, cabinets, home entertainment centers, audio equipment racks, bookcases, microwave oven carts and a wide variety of other RTA furniture for use in the home, office and home office. The products are distributed primarily through office superstores, discount mass merchants, mass merchants, home centers, electronics retailers, furniture stores and internationally. O'Sullivan owns all of the stock of O'Sullivan Industries, Inc. ("O'Sullivan Industries"). O'Sullivan Industries is the sole owner of O'Sullivan Industries - Virginia, Inc. ("O'Sullivan Industries
- Virginia") and O'Sullivan Furniture Factory Outlet, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         Basis of Presentation: The consolidated financial statements include the accounts of O'Sullivan and its wholly owned subsidiaries. All significant intercompany transactions, balances and profits have been eliminated.

         Use of Estimates: O'Sullivan's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires O'Sullivan to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. On an on-going basis, O'Sullivan evaluates its estimates, including those related to customer programs and incentives, uncollectible receivables, sales returns and warranty reserves, inventory valuation, restructuring costs, intangible assets, certain accrued liabilities, deferred taxes, and contingencies and litigation, among others. O'Sullivan bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by O'Sullivan with respect to these items and other items that require management's estimates.

         Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and all highly liquid investments with original maturities of three months or less.

         Business and Credit Risk Concentrations: The largest five customer accounts receivable balances accounted for approximately 66% and 59% of the trade receivable balance at June 30, 2002 and 2001, respectively. Credit is extended to customers based on evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is dependent on each customer's financial condition. Therefore, O'Sullivan would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations. From time to time, O'Sullivan maintains certain limited credit insurance which may help reduce, but not eliminate, exposure to potential credit losses. In addition, O'Sullivan monitors its exposure for credit losses and maintains allowances for anticipated losses.

         Revenue Recognition: O'Sullivan recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. For all sales, O'Sullivan uses purchase orders from the customer, whether oral, written or electronically transmitted, as evidence that a sales arrangement exists.

         Generally, delivery occurs when product is delivered to a common carrier or private carrier, with standard terms being FOB shipping point. O'Sullivan assesses whether the price is fixed and determinable based upon the payment terms associated with the transaction.

         O'Sullivan assesses collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. Collateral is not requested from the customers.

         Shipping and Handling: O'Sullivan reports amounts billed to customers as revenue, the cost of warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in fiscal 2002, 2001 and 2000 were approximately $9.7 million, $11.6 million and $17.1 million, respectively.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

         Intangible Assets: As described further under "New Accounting Standards," the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), in June 2001. Upon adoption of SFAS 142 on July 1, 2001, goodwill is no longer subject to amortization over its estimated useful life. O'Sullivan assesses goodwill regularly for impairment by applying a fair-value-based test, using the enterprise as the reporting unit. If the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss. For fiscal years ended June 30, 2001 and earlier, goodwill was amortized over a 40-year period using the straight-line method. Accumulated amortization at June 30, 2002 and 2001 approximated $29.8 million.

         Fair Value of Financial Instruments: The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due primarily to the short-term nature of their maturities.

         Advertising Costs: The Emerging Issues Task Force ("EITF") in April 2001 reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue requires that certain customer promotional payments that were classified as selling expenses be classified as a reduction of revenue. O'Sullivan adopted EITF 00-25 effective January 1, 2002. As a result of the adoption, $16.9 million and $18.2 million were reclassified as a reduction in revenue rather than as a selling expense for fiscal years 2001 and 2000, respectively.

         Advertising costs are expensed as incurred. Advertising expense is included in selling, marketing and administrative expense and amounted to $7.0 million, $8.5 million and $6.8 million in fiscal 2002, 2001 and 2000, respectively.

         Income Taxes: Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it can not be established that it is more likely than not that all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

         Accounting for Stock-Based Compensation: O'Sullivan accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. O'Sullivan has made pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123, Accounting for Stock-Based Compensation, had been applied. See Note 13.

         Comprehensive Income: Other comprehensive income consists of foreign currency translation adjustments. The tax benefit (expense) related to other comprehensive income (loss) approximated $(10,000), $113,000 and $(10,000) for the years ended June 30, 2002, 2001 and 2000, respectively.

         New Accounting Standards: In April 2001, the EITF reached a consensus on EITF 00-25. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain customer promotional payments were classified as selling expenses be classified as a reduction of revenue. O'Sullivan adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales. Its adoption by O'Sullivan had no impact on operating income or net income (loss). As a result of the adoption of EITF 00-25, for the six months ended December 31, 2001, $7.7 million was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense. Reclassifications for fiscal years 2001 and 2000 were $16.9 million and $18.2 million, respectively.

         O'Sullivan adopted SFAS 142 on July 1, 2001, the beginning of its 2002 fiscal year. With the adoption of SFAS 142, goodwill of approximately $38.1 million is no longer subject to amortization over its estimated useful life. Rather, goodwill will be assessed regularly for impairment by applying a fair-value-based test. O'Sullivan has completed the initial valuation of the reporting unit, using the enterprise as the reporting unit. Because the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss. O'Sullivan has discontinued amortizing approximately $1.7 million of goodwill per year. Adjusted net loss and adjusted net loss attributable to common stockholders for the two previous fiscal years ending June 30, had such amortization not been recorded are shown in the following table.

                                      Fiscal year ended June 30,
                                         2001            2000
                                      ----------      ----------
                                           (in thousands)
Adjusted net loss                      $ (6,543)      $ (1,778)
Adjusted net loss attributable to
    common stockholders                $(17,276)      $ (7,313)

         In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This pronouncement, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. O'Sullivan does not believe that this pronouncement will have a material impact on its financial position or results of operations. O'Sullivan will adopt this pronouncement effective July 1, 2002.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Although the Utah long-lived assets to be disposed of by sale will be presented as long-lived assets to be disposed of after the adoption of this pronouncement, O'Sullivan does not believe this pronouncement will have an adverse material impact on its financial position or results of operations. O'Sullivan will adopt this pronouncement effective July 1, 2002.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This pronouncement updates, clarifies and simplifies existing accounting pronouncements. The pronouncement, in part, addresses the accounting for gains and losses from the extinguishment of debt. O'Sullivan does not believe SFAS 145 will have a material impact on its financial position or results of operations. O'Sullivan will adopt SFAS 145 effective July 1, 2002.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this pronouncement are effective for exit or disposal activities that are initiated after December 31, 2002.

         Reclassifications: Certain items in the prior years' financial statements have been reclassified to conform with the current year's presentation.

NOTE 3 - RESTRUCTURING CHARGE.

         In November 2000, O'Sullivan announced a business restructuring plan to reduce production capacity and operating expenses. The plan included the January 2001 shutdown of the Cedar City, Utah production facility and reduction of the administrative and support staff in the Lamar, Missouri headquarters. In connection with the plan, O'Sullivan recorded a pre-tax charge of $10.5 million in the second quarter of fiscal 2001.

         O'Sullivan is actively attempting to sell the Utah land, building and excess equipment as soon as practicable. Certain equipment has been relocated to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were written down to estimated fair value, resulting in an impairment charge of approximately $8.7 million. The impairment charge is reflected in accumulated depreciation on the consolidated balance sheets. The fair value is an estimate, and the impairment may be adjusted in the future.

         The components of the restructuring charge and an analysis of the amounts charged against the accrual are outlined below:

                                                   Charges                 Charges
                                                   through     Balance     through     Balance
                                       Original    June 30,    June 30,    June 30,    June 30,
       Restructuring Charges            Accrual      2001        2001        2002       2002
                                        ------      ------      ------      ------      ----
                                                            (in thousands)
Employee termination benefits (1)       $1,302      $  915      $  387      $  387      $ --
Other Utah facility exit costs (1)         527         282         245         245        --
                                        ------      ------      ------      ------      ----
Total                                   $1,829      $1,197      $  632      $  632      $ --
                                        ======      ======      ======      ======      ====

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

         In fiscal 2000, O'Sullivan recognized $10.9 million of merger related expenses for investment banking, legal, accounting, printing and other services. These costs included a payment to BRS of $3.1 million. The merger related expenses and the fee paid BRS have been included as separate line items in the consolidated statement of operations.

         O'Sullivan also incurred approximately $10.6 million in compensation expense associated with stock options as part of the merger. Of this amount, $6.0 million was exchanged for options to purchase shares of Series A junior preferred stock, $5.9 million in cash was paid and $1.1 million in liquidation value of senior preferred stock was distributed to the option holders. O'Sullivan had previously incurred approximately $2.3 million in compensation expense for the options prior to the merger. The compensation expense relating to the options has been included as a separate line item in the consolidated statement of operations.

         At the time of the merger, O'Sullivan repaid private placement notes held with a principal amount of $16.0 million for $16.5 million. The $476,000 prepayment fee has been recognized as a $305,000 extraordinary loss, net of related tax benefit.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS.

         O'Sullivan adopted SFAS 133 on July 1, 2000. As required by the transition provisions of SFAS 133, O'Sullivan recorded a net-of-tax cumulative-effect type loss of $95,000 in fiscal 2001 to recognize the fair value of its derivatives designated as cash-flow hedging instruments.

         As required under its senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in

March 2003, is based on three-month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. O'Sullivan recorded additional (reduced) interest expense of $(5,000) and $2.1 million for fiscal 2002 and 2001, respectively. These amounts represent the changes in fair value of the interest rate collar. To terminate this contract at June 30, 2002, O'Sullivan would have been required to pay the counter-party approximately $2.1 million. At June 30, 2001, this amount was recorded in other liabilities in the consolidated balance sheets. Since the interest rate collar expires in March 2003, the fair value of the interest rate collar on June 30, 2002 has been reclassified to accrued liabilities in the consolidated balance sheets.

NOTE 6 - INVENTORY.

Inventory consists of the following:

                            June 30,
                     ---------------------
                       2002         2001
                     -------      -------
                        (in thousands)
Finished goods       $39,199      $35,798
Work in process        5,158        4,256
Raw materials          8,040        8,484
                     -------      -------
                     $52,397      $48,538
                     =======      =======

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT.

Property, plant and equipment consists of the following:

                                             June 30,
                                    -------------------------
                                      2002             2001
                                    ---------       ---------
                                         (in thousands)
Land                                $   1,034       $   1,034
Buildings and improvements             49,813          49,557
Machinery and equipment               135,449         129,125
Construction in progress                  667           5,596
                                    ---------       ---------
                                      186,963         185,312
Less: accumulated depreciation        (99,129)        (89,440)
                                    ---------       ---------
                                    $  87,834       $  95,872
                                    =========       =========

         Depreciation expense was $14,158,000, $12,814,000 and $13,578,000 for fiscal 2002, 2001 and 2000, respectively, of which $12,147,000, $10,563,000 and
$11,098,000, respectively, was included in cost of sales.

NOTE 8 - ACCRUED LIABILITIES.

Accrued liabilities consists of the following:

                                         June 30,
                                   --------------------
                                     2002         2001
                                   -------      -------
                                       (in thousands)
Accrued employee compensation      $10,953      $ 6,871
Accrued interest                     2,839        3,677
Other current liabilities            4,607        2,806
                                   -------      -------
                                   $18,399      $13,354
                                   =======      =======

NOTE 9 - LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.

Long-term debt consists of the following:

                                          June 30,
                                 -------------------------
                                    2002            2001
                                 ---------       ---------
                                       (in thousands)
Senior term loan, tranche A      $  25,247       $  29,107
Senior term loan, tranche B         87,285          91,969
Industrial revenue bonds            10,000          10,000
Senior subordinated notes           95,350          95,007
Senior note                         16,754          14,375
                                 ---------       ---------
Total debt                         234,636         240,458
Less current portion                (4,430)         (3,696)
                                 ---------       ---------
Total long-term debt             $ 230,206       $ 236,762
                                 =========       =========

         Total debt, including the discount of $4.6 million on the senior subordinated notes and $3.0 million on the senior note, matures as follows (in thousands):


2003            $  4,430
2004               7,530
2005              12,402
2006              19,494
2007              68,676
Thereafter       129,789
                --------
                $242,321
                ========

         SENIOR CREDIT FACILITY. O'Sullivan Industries is the obligor under a senior credit facility totaling $175.0 million. O'Sullivan Industries entered into an agreement for the senior credit facility on November 30, 1999. The senior credit facility consisted of the following:

         - Senior term loan, tranche A - $35.0 million term loan facility payable in 23 quarterly installments beginning March 31, 2000. The outstanding balance has been reduced to $25.2 million.

         - Senior term loan, tranche B - $100.0 million term loan facility payable in 26 quarterly installments beginning March 31, 2001. The balance of these loans has been reduced to $87.3 million.

         - Revolving credit facility - $40.0 million revolving credit facility due November 30, 2005, which includes a $15.0 million letter of credit subfacility and a $5.0 million swing line subfacility. At June 30, 2002, O'Sullivan had no borrowings outstanding on the senior credit facility and approximately $14.0 million of letters of credit outstanding.

         O'Sullivan Industries' obligations under the senior credit facility are secured by first priority liens and security interests in the stock of O'Sullivan Industries, O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc. and substantially all of the assets of O'Sullivan Industries, O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.

         At O'Sullivan Industries' option, borrowings under the senior secured credit facility accrue interest at the varying rates based on (a) a Eurodollar rate plus an applicable margin or (b) an applicable margin plus the highest of a bank's prime rate, the federal funds effective rate plus 0.5% or three-month certificates of deposit secondary market rates as adjusted for statutory reserves plus 1.0%. The applicable margins for the $35.0 million term loan are 3.25% for Eurodollar loans and 2.25% for base rate loans, which may be reduced by 25 basis points if O'Sullivan Industries reduces its consolidated leverage ratio to 4.0:1 or below. The applicable margins for the

$100.0 million term loan are 3.75% for Eurodollar loans and 2.75% for base rate loans. O'Sullivan Industries also pays a quarterly fee equal to 0.5% per annum of the unused commitment under the senior secured credit facility. On June 30, 2002, the interest rate for Tranche A notes was 5.1%. The interest rate for Tranche B notes was 5.6%. See also Note 5.

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

         The senior credit facility was amended as of January 30, 2001. The primary changes to the senior credit facility were to the covenants for minimum consolidated EBITDA, consolidated leverage ratios, consolidated interest coverage ratio and the consolidated fixed charge coverage ratio. The amended covenants are less restrictive than those in the original senior credit facility. The amendment also required a $10.0 million prepayment of the term loans on or before June 30, 2001. The prepayment was completed on May 1, 2001.

         The senior credit facility was further amended in May 2002. The amendment excludes from the definition of consolidated fixed charges $27.0 million paid by O'Sullivan to RadioShack Corporation pursuant to the tax sharing agreement in the quarter ended June 30, 2002.

         The restriction on the incurrence of additional indebtedness in the senior credit facility limited O'Sullivan Industries' ability to incur additional debt to approximately $16.8 million on June 30, 2002. In addition, about $1.0 million of the line of credit can be used for letters of credit.

         At June 30, 2002, O'Sullivan was in compliance with all debt covenants.

         INDUSTRIAL REVENUE BONDS. O'Sullivan Industries - Virginia is obligor on $10.0 million of variable rate industrial revenue bonds ("IRB's") that mature on October 1, 2008. Interest on the IRB's is paid monthly. The loan is secured by a $10.2 million standby letter of credit under the senior credit facility. At June 30, 2002 the interest rate on these bonds was about 1.45%. A letter of credit provides liquidity and credit support for the IRB's; the cost of the letter of credit was an additional 3.25% in fiscal 2002.

         Effective October 1, 1998, O'Sullivan Industries entered into a forward starting interest rate swap agreement with a notional principal amount of $10.0 million that was to terminate October 1, 2008. O'Sullivan Industries contracted to pay a fixed rate of 7.13% and receive a floating interest rate during the duration of the swap agreement. On November 30, 1999, as part of the merger and recapitalization, O'Sullivan Industries terminated this swap incurring a loss of $408,000. The loss has been included as a separate line item in the consolidated statement of operations.

         SENIOR SUBORDINATED NOTES. The senior subordinated notes issued by O'Sullivan Industries totaling $100.0 million bear interest at the rate of 13.375% per annum and are due in 2009. The notes were sold at 98.046% of their face value. Interest is payable semiannually on April 15 and October 15. The senior subordinated notes contain various covenants including restrictions on additional indebtedness based on EBITDA coverage. In connection with these notes, O'Sullivan issued warrants to purchase 93,273 shares of O'Sullivan common stock at an exercise price of $0.01 per share and 39,273 shares of O'Sullivan Series B junior preferred stock at an exercise price of $0.01 per share. The warrants were immediately exercisable and were recorded at their fair value of $3.5 million. The notes were recorded net of discount, which consists of $2.0 million of original issue discount and $3.5 million of the original proceeds allocated to the estimated fair value of the warrants and which has been classified as paid-in capital in the consolidated balance sheets.

         SENIOR NOTE. The $19.8 million senior note, including accrued interest, issued by O'Sullivan bears interest at the rate of 12.0% per annum, compounding semiannually, and principal and interest are due in 2009.

In connection with this note, O'Sullivan issued warrants to purchase 93,273 shares of O'Sullivan common stock at an exercise price of $0.01 per share and 39,273 shares of O'Sullivan Series B junior preferred stock at an exercise price of $0.01 per share. The note was recorded net of discount of $3.5 million, which represents the estimated fair value of the warrants. Accordingly, this amount has been recognized as additional paid-in capital in the consolidated balance sheets. At O'Sullivan's election, interest on this note may be added to the principal of the note rather than being paid currently.

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

NOTE 10 - MANDATORILY REDEEMABLE PREFERRED STOCK.

         As part of the recapitalization and merger, O'Sullivan issued shares of senior preferred stock, par value $0.01 per share, to the stockholders of O'Sullivan as partial consideration for their shares of common stock. The senior preferred stock has a liquidation preference of $1.50 per share. Dividends accrue at a rate of 12% per annum, compounding semiannually if unpaid. The liquidation value plus accumulated dividends on June 30, 2002 was $33.3 million. The senior preferred stock may be redeemed by O'Sullivan at any time and must be redeemed on November 30, 2011, or earlier in the event of a change in control of O'Sullivan.

         The carrying amount of the senior preferred stock is based upon the fair market value of the senior preferred stock on November 30, 1999 plus accretion to June 30, 2002.

NOTE 11 - JUNIOR PREFERRED STOCK.

         As part of the recapitalization and merger, O'Sullivan issued 515,681.33 shares of Series B junior preferred stock, par value $0.01 per share, to BRS and the management participants in the recapitalization and merger. Consideration paid for these consisted of cash and shares of O'Sullivan common stock. In fiscal 2001, 13,328 shares of Series B junior preferred stock were issued pursuant to the exercise of warrants, increasing junior preferred stock by $1.3 million and decreasing additional paid-in capital by the same amount. Dividends accrue at a rate of 14% per annum, compounding semiannually if unpaid. The liquidation value plus accumulated dividends on June 30, 2002 was $74.8 million, which is the carrying amount for the stock on the accompanying balance sheet. The junior preferred stock may be redeemed by O'Sullivan at any time, but there is no mandatory redemption date for the Series B junior preferred stock.

NOTE 12 - INCOME TAXES.

The income tax provision consists of the following:

                       For the year ended June 30,
                 --------------------------------------
                   2002           2001           2000
                 --------       --------       --------
                              (in thousands)
Current:
    Federal      $ 27,739       $   (210)      $  5,511
    State             320             17             79
                 --------       --------       --------
                   28,059           (193)         5,590
Deferred           (8,506)        (4,028)          (540)
                 --------       --------       --------
                 $ 19,553       $ (4,221)      $  5,050
                 ========       ========       ========

The following table reconciles O'Sullivan's federal corporate statutory rate and its effective income tax rate:

                                                  For the year ended June 30,
                                                -------------------------------
                                                 2002        2001         2000
                                                -----       -----        -----
Statutory rate                                   35.0%       35.0%        35.0%
State income taxes, net of federal benefit        1.6        (1.6)         1.6
Goodwill amortization                              --         2.5         14.2
Merger related expenses                            --          --        173.5
Valuation allowance                             129.0          --           --
Other, net                                        1.2        (0.9)         6.4
                                                -----       -----        -----
Effective tax rate                              166.8%       35.0%       230.0%
                                                =====       =====        =====

Deferred tax assets and liabilities consist of the following:

                                                                                     June 30,
                                                                            -----------------------
                                                                              2002           2001
                                                                            --------       --------
                                                                                 (in thousands)
Deferred tax assets:
Allowance for doubtful accounts                                             $  1,517       $  1,757
Insurance liabilities                                                            606            564
Accrued compensation                                                           3,402          3,149
Inventories                                                                    1,621            286
Other                                                                            425            240
Net operating loss carryforwards                                              21,520             --
                                                                            --------       --------
Subtotal                                                                      29,091          5,996
Valuation allowance                                                          (15,990)            --
                                                                            --------       --------
Total deferred tax assets                                                     13,101          5,996
                                                                            --------       --------

Deferred tax liabilities:
Depreciation and amortization                                                (13,101)       (14,808)
Other                                                                             --           (573)
                                                                            --------       --------
   Total deferred tax liabilities                                            (13,101)       (15,381)
                                                                            --------       --------
      Net deferred tax liability                                            $     --       $ (9,385)
                                                                            ========       ========
Reported as:
Current assets (included in prepaid expenses and other current assets)      $     --       $  5,336
Noncurrent liabilities-deferred income taxes                                      --        (14,721)
                                                                            --------       --------
      Net deferred tax liability                                            $     --       $ (9,385)
                                                                            ========       ========


         O'Sullivan recorded tax expense of $19.6 million for the year ended June 30, 2002 that included a valuation allowance of $16.0 million.

         Prior to O'Sullivan's initial public offering in 1994, it was owned by RadioShack Corporation (then named Tandy Corporation). In connection with the 1994 initial public offering of O'Sullivan's common stock, RadioShack Corporation, TE Electronics Inc. and O'Sullivan entered into a Tax Sharing and Tax Benefit Reimbursement Agreement. Pursuant to the tax sharing agreement, RadioShack is primarily responsible for all U.S. federal income taxes, state income taxes and foreign income taxes with respect to O'Sullivan for all periods ending on or prior to the date of consummation of the offering and for audit adjustments to such federal income and foreign income taxes. O'Sullivan is responsible for all other taxes owing with respect to O'Sullivan, including audit adjustments to state and local income and for franchise taxes.

         RadioShack and O'Sullivan made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O'Sullivan Industries' assets was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by RadioShack. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by O'Sullivan. Pursuant to the tax sharing agreement, O'Sullivan pays RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis. Since O'Sullivan's initial public offering by RadioShack in 1994, the benefits of the tax deductions under the tax sharing agreement have been accounted for as income taxes. Amounts payable to RadioShack pursuant to the tax sharing agreement are recorded as current federal income tax expense in O'Sullivan's consolidated statements of operations. As those benefits reduced O'Sullivan's federal income tax obligations, payments were made to RadioShack as opposed to the IRS.

         O'Sullivan is incurring significantly higher interest expense associated with its higher debt levels in connection with the financing of the November 1999 recapitalization and merger. O'Sullivan believed that this increased interest expense, and certain expenses incurred to consummate the recapitalization and merger, should be taken into account in determining the payments O'Sullivan is required to make to RadioShack under the tax sharing agreement. RadioShack claimed O'Sullivan could not deduct the additional interest and expenses in determining the tax sharing payments.

         On June 29, 1999, RadioShack filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. RadioShack's complaint sought a court order compelling us to submit to a dispute resolution process. O'Sullivan argued that no dispute existed because at that time the recapitalization and merger had not closed. On October 8, 1999, the court ordered O'Sullivan to commence dispute resolution procedures before an arbitrator, according to the terms of the tax sharing agreement. Mediation efforts failed to resolve the issue. Arbitrators were selected to hear the dispute, the arbitration was heard in October 2001 and briefing of the issue followed.

         In March 2002, the arbitration panel ruled in favor of RadioShack on this issue, concluding that the interest expense arising from the recapitalization and merger is not deductible in calculating the payments due from O'Sullivan to RadioShack under the tax sharing agreement.

         Following the issuance of the opinion, O'Sullivan reached a settlement of the dispute with RadioShack. Under the settlement, O'Sullivan paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees. O'Sullivan agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the six months ended June 30, 2002, O'Sullivan paid RadioShack $6.2 million.

         O'Sullivan funded the back payment and subsequent payments from cash on hand. O'Sullivan expects to fund future payments from cash on hand or borrowings under its senior credit facility.

         O'Sullivan Industries amended its senior credit facility as a result of the arbitration settlement. The amendment excludes from the definition of consolidated fixed charges $27.0 million of the total paid by O'Sullivan pursuant to the tax sharing agreement through the period ended June 30, 2002.

         O'Sullivan has recorded the $27.7 million in payments pursuant to the settlement agreement as a deferred tax asset. O'Sullivan has a net deferred tax asset of approximately $16.0 million at June 30, 2002. Under SFAS 109, Accounting for Income Taxes, O'Sullivan must determine if it is more likely than not that the net deferred tax assets will be realized as reductions in tax liabilities in the future. At December 31, 2001 (O'Sullivan files federal income tax returns on a calendar year basis), O'Sullivan had a NOL carryforward for federal income tax purposes of approximately $58.3 million. In 2009, when substantially all of the tax deductions (which can no longer be calculated considering certain O'Sullivan interest costs pursuant to the arbitration decision and settlement) are expected to have been taken, O'Sullivan and RadioShack are to negotiate a settlement of the then present value of the realizable tax benefits O'Sullivan has yet to deduct.

         Pursuant to SFAS 109, management projected its expected future taxable income utilizing operating performance O'Sullivan expects to achieve in fiscal 2002 assuming O'Sullivan's performance would be no better or worse over an extended period of time. Such projections indicate that O'Sullivan will not have taxable income until 2009 when substantially all the tax benefit deductions have been taken. At that point, the projections indicate that the NOL's existing at that time would be utilized before they expire. However, O'Sullivan currently has and is expected to have taxable losses for a number of years in the future and SFAS 109 requires objective evidence to support the more likely than not conclusion. Projections over a long time frame are inherently uncertain, and O'Sullivan cannot provide objective evidence that its operations in 2009 and beyond will produce sufficient taxable income. As a result, O'Sullivan has provided a valuation allowance on its net deferred tax assets of $16.0 million at June 30, 2002 and will continue to provide an allowance as those net deferred tax assets grow into the future until sufficient objective evidence exists about future results of operations which supports the reversal of all or part of the valuation allowance.

         During fiscal 2002, 2001 and 2000, $27.7 million, $0.0 and $4.3 million, respectively, were paid to RadioShack pursuant to this agreement.

NOTE 13 - STOCK OPTIONS.

         In connection with the recapitalization and merger of O'Sullivan, all outstanding options issued by O'Sullivan were either converted into options to purchase shares of O'Sullivan Series A junior preferred stock or exchanged for shares of O'Sullivan's senior preferred stock and a cash payment equal to the difference between $16.75 and the exercise price of the option times the number of option shares. As a result, all of the outstanding options under O'Sullivan's Amended and Restated 1994 Incentive Stock Plan were converted or exchanged. In fiscal 2000, O'Sullivan recognized compensation expense of $10.6 million in connection with the conversion and exchange of the stock options, which has been shown as a separate line item on the consolidated statement of operations.

         In January 2000, O'Sullivan adopted its 2000 Common Stock Option Plan. Pursuant to this plan, O'Sullivan may issue up to 81,818 shares of O'Sullivan common stock to employees of O'Sullivan. The exercise price for shares issued under the plan is equal to the fair market value on the date of grant. Options issued pursuant to the plan will vest in five annual installments if certain performance targets are met; otherwise, the options will vest in seven years from their date of grant or one day prior to their expiration. On June 19, 2000, the compensation committee granted options to purchase 75,800 shares of common stock at an exercise price of $1.90 per share, which was the estimated fair value of the underlying common stock at the date of grant. The expiration date of these options is November 30, 2009. Twenty percent of these options were exercisable at June 30, 2002.

         In November 2001, O'Sullivan adopted its 2001 Director Common Stock Option Plan. Pursuant to this plan, O'Sullivan may issue up to 15,000 shares of O'Sullivan common stock to O'Sullivan directors who are not employees of, or consultants to, O'Sullivan or BRS. The exercise price for shares issued under the plan is equal to the fair market value on the date of grant. Options issued pursuant to the plan will vest in three equal annual installments. On November 15, 2001, the Board granted options to purchase 6,000 shares of common stock at an exercise price of $1.90 per share, which was the estimated fair value of the underlying common stock at the date of grant. The expiration date of these options is November 15, 2011. None of these options were exercisable at June 30, 2002.


                   Summary of Common Stock Option Transactions
                          (share amounts in thousands)


                                                June 30, 2002                   June 30, 2001                 June 30, 2000
                                           -----------------------       -------------------------       ------------------------
                                                         Weighted                        Weighted                       Weighted
                                                         Average                         Average                        Average
                                                         Exercise                        Exercise                       Exercise
                                             Shares       Price            Shares         Price            Shares         Price
                                           ---------     ---------       ---------       ---------       ---------      ---------
Outstanding at beginning of year                 76      $    1.90              76       $    1.90           1,593      $    9.84
Grants                                            6           1.90               1            1.90              86           3.50
Exercised                                        --                             --                             (42)          8.68
Converted into Series A junior
   preferred stock options                       --                             --                            (828)         10.97
Extinguished and exchanged for
   senior preferred stock and cash               --                             --                            (725)          8.66
Canceled                                         --                             (1)           1.90              (8)         12.94
                                           ---------                     ---------                       ---------
Outstanding at end of year                       82           1.90              76            1.90              76           1.90
                                           =========                     =========                       =========
Exercisable at end of year                       15           1.90              15            1.90              --
                                           =========                     =========                       =========
Weighted average fair value of
options granted during the year                          $    0.37                       $    0.43                      $    0.53
                                                         =========                       =========                      =========

         In the merger, O'Sullivan issued options to purchase 60,318.67 shares of its Series A junior preferred stock, par value $0.01 per share, in exchange for certain options held by management participants in the buyout. All of these options are currently vested and exercisable and expire on December 31, 2025. The agreements for the options to purchase O'Sullivan's Series A junior preferred stock provide for a special accrual at the rate of 14% per annum on the difference between the liquidation value of the stock ($150.00 per share) and the exercise price of the option ($50.00 per share). The special accrual accrues at the same time and in the same manner as would dividends on issued and outstanding shares of O'Sullivan's Series A junior preferred stock. No amount is payable until the exercise of the option, and payment is further subject to the terms of any debt agreement of O'Sullivan. When made, payment of the special accrual may be made in cash or by a reduction in the exercise price for the option. The special accrual approximated $1.1 million, $946,000 and $498,000 for fiscal 2002, 2001 and fiscal 2000, respectively, and is included in selling, marketing and administrative expense in the consolidated statements of operations.

         O'Sullivan has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for options granted except as mentioned above. Had compensation cost for O'Sullivan's stock option plans been determined based on the fair value at the grant date for awards in fiscal 2002, 2001 and

2000 in accordance with the provisions of SFAS 123, O'Sullivan's net income
(loss) would have been adjusted to the pro forma amounts indicated below (in thousands):

                                  Year Ended June 30,
                         -----------------------------------
                           2002          2001          2000
                         -------       -------       -------
Net income (loss)
As reported              $(7,832)      $(7,938)      $(3,165)
Pro forma                 (7,837)       (7,942)        2,356

         The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                               2002       2001       2000
                                              ------      -----      -----
Risk-free interest rate                        4.35%      5.09%      6.24%
Dividend yield                                 None       None       None
Volatility factor                              0.1%       0.1%       5.5%
Weighted average expected life (years)         5.0        5.0        3.6

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

NOTE 14 - EMPLOYEE BENEFIT PLANS.

         O'Sullivan maintains a stock purchase program that is available to most employees. The stock purchase program (the "SPP"), as amended, allows a maximum employee contribution of 5%, while O'Sullivan's matching contribution is 25%, 40% or 50% of the employee's contribution, depending on the length of the employee's participation in the program. Effective with the closing of the recapitalization and merger, the program was amended to invest contributions in a broad-based mutual fund. The matching contributions to the stock purchase program were $640,000, $673,000 and $685,000 in fiscal years 2002, 2001 and
2000, respectively. O'Sullivan will terminate the SPP effective December 31, 2002.

         O'Sullivan also has a Savings and Profit Sharing Plan in which most employees are eligible to participate. Under the savings or Section 401(k) portion of the plan, employees may contribute from 1% to 15% of their compensation (subject to certain limitations imposed by the Internal Revenue
Code), and O'Sullivan makes matching contributions equal to 50% of the first 5% of eligible employee contributions. The matching contribution will increase to 100% of the first 5% of eligible employee contributions effective January 1, 2003. Under the profit sharing portion of the plan, O'Sullivan may contribute annually an amount determined by the Board of Directors. Employer matching contributions vest immediately, while profit sharing contributions vest 100% when the employee has five years of service with O'Sullivan. For fiscal 2002, 2001 and 2000, O'Sullivan accrued approximately $2.2 million, $0 and $2.5 million, respectively, for the profit sharing portion of the plan. The matching contributions to the savings portion of the plan were $458,000, $600,000 and $750,000 in fiscal years 2002, 2001 and 2000, respectively.

         Effective July 1, 1997, O'Sullivan implemented its Deferred Compensation Plan. This plan is available to employees of O'Sullivan deemed to be "highly compensated employees" pursuant to the Internal Revenue Code. O'Sullivan makes certain matching and profit sharing accruals to the accounts of participants. All amounts deferred or accrued under the terms of the plan represent unsecured obligations of O'Sullivan to the participants. Matching and profit sharing accruals under this plan were not material in fiscal 2002, 2001 or 2000.

NOTE 15 - TERMINATION PROTECTION AGREEMENTS.

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

NOTE 16 - STOCKHOLDER RIGHTS PLAN.

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

         The Rights Plan was amended in March 1999 to change the Rights Agent and to conform the plan to recent Delaware court decisions. The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 1, 2004, unless earlier redeemed or exchanged by O'Sullivan. In the merger agreement discussed in note 4 above, O'Sullivan amended the stockholder rights plan so that the recapitalization and merger did not trigger the Rights Agreement.

NOTE 17 - RELATED PARTY TRANSACTIONS.

         BRS. BRS provided various advisory services to O'Sullivan related to the merger. These services included arranging and negotiating the financing of the merger, arranging and structuring the transaction, planning O'Sullivan's capital structure and related services. BRS received a transaction fee of $4.0 million from O'Sullivan and expenses of $62,000 for these services. Of the $4.0 million transaction fee, $3.0 million was recognized as a merger related expense by O'Sullivan and $1.0 million was capitalized into loan fees at O'Sullivan Industries.

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

         The senior credit facility and the management services agreement both contain certain restrictions on the payment of the management fee. The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio (as defined in the indenture relating to the O'Sullivan Industries senior subordinated notes) for O'Sullivan Industries' most recently ended four full fiscal quarters would have been at least 2.0 to 1.0. All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         In September 2000, O'Sullivan paid BRS $682,000 under the management services agreement, of which $266,000 was a prepayment of a portion of the fiscal 2001 management fees. The management fee and other reimbursable costs of $501,000, $536,000 and $364,000 recognized during fiscal years 2002, 2001 and
2000, respectively, are included in selling, marketing and administrative expense in the consolidated statement of operations. The amounts due BRS at June 30, 2002 and June 30, 2001 approximated $719,000 and $218,000, respectively, and are included in accrued liabilities on the consolidated balance sheets. O'Sullivan paid BRS $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee.

         At June 30, 2002, O'Sullivan held two notes receivable with a balance of approximately $337,000 from employees of O'Sullivan. O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the recapitalization and merger. The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control and is with full recourse to the employees. The receivables are recorded on the O'Sullivan balance sheet as a reduction in stockholders' equity.

NOTE 18 - COMMITMENTS AND CONTINGENCIES.

         Leases. O'Sullivan leases warehouse space, computers and certain other equipment under operating leases. As of June 30, 2002, minimum future lease payments for all noncancellable lease agreements were as follows (in thousands):

          2002                  $1,398
          2003                   1,146
          2004                     806
          2005                     510
          2006                     316
          Thereafter                 0
                                ------
          Total                 $4,176
                               =======


         Amounts incurred by O'Sullivan under operating leases (including renewable monthly leases) were $1,912,000, $1,868,000 and $1,945,000 in fiscal 2002, 2001 and 2000, respectively.

         Tax Sharing Agreement with RadioShack. Future tax sharing agreement payments are contingent on taxable income. The maximum payments are fiscal 2003 -- $11.0 million; fiscal 2004 -- $9.9 million; fiscal 2005 -- $10.5 million; fiscal 2006 -- $11.3 million; and thereafter -- $41.4 million. See Note 12.

         Litigation. O'Sullivan Industries is a party to various legal actions arising in the ordinary course of its business. O'Sullivan does not believe that any such pending actions will have a material adverse effect on its results of operations, liquidity or financial position. O'Sullivan maintains liability insurance at levels which it believes are adequate for its needs.

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

         Retirement Agreement. In October 1998, O'Sullivan entered into a Retirement and Consulting Agreement, Release and Waiver of Claims with Daniel F. O'Sullivan. Under the retirement agreement, as amended in May 1999, Mr. O'Sullivan resigned as Chief Executive Officer in October 1998 and retired as an executive on March 31, 2000. O'Sullivan agreed to pay Mr. O'Sullivan $42,160 per month for 36 months after his retirement and then to pay him $11,458 per month until he reaches age 65. Payments under Mr. O'Sullivan's retirement and consulting agreement amount to an aggregate of $2.2 million and a present value of approximately $1.9 million. During this period, Mr. O'Sullivan is required to provide consulting, marketing and promotional services with respect to O'Sullivan's manufacturing activities and relations with major customers, if requested by O'Sullivan, from time to time. Mr. O'Sullivan has agreed not to compete with O'Sullivan during the period he is a consultant. O'Sullivan will also provide Mr. O'Sullivan with health insurance during the term of the agreement and thereafter until he becomes eligible for Medicare and life insurance during the term of the agreement.

NOTE 19 - MAJOR CUSTOMERS.

         Sales to three customers exceeded 10% of gross sales. Sales to such customers as a percentage of gross sales were:

                        Year ended June 30,
                     -------------------------
                      2002      2001      2000
                     ------    -----     -----
Customer A             19%       19%       22%
Customer B             14%       17%       18%
Customer C             12%       11%       11%

NOTE 20 - QUARTERLY OPERATING RESULTS - UNAUDITED.

                                         (in thousands)
                       ---------------------------------------------------
                                      Fiscal 2002 (By Quarter)
                       ---------------------------------------------------
                          1               2             3              4
                       --------       --------      --------      --------
Net sales(1)           $ 82,193       $ 84,314      $105,467      $ 77,124
Gross profit(1)          20,468         21,665        30,507        21,796
Net income (loss)        (1,436)         1,136        (7,282)(2)      (250)(2)


                                      Fiscal 2001 (By Quarter)
                       ---------------------------------------------------
                           1               2            3            4
                       --------       --------      --------      --------
Net sales(1)           $ 85,027       $ 91,940      $ 97,636      $ 84,208
Gross profit(1)          18,852         22,074        25,091        23,074
Net income (loss)        (2,388)        (7,486)(3)       979           957

-----------------------------------------

         (1) Net sales, gross profit and selling, marketing and administrative expense for the fiscal year ended June 30, 2001 and the first and second quarters of fiscal 2002 have been adjusted to reflect a new accounting pronouncement which requires a reclassification of certain selling expenses to a reduction of net sales.

         (2) The third and fourth quarters of fiscal 2002 include income tax expense of $13.4 million and $3.1 million, respectively, resulting from valuation allowances recorded in connection with the settlement of the RadioShack arbitration.

         (3) Amount includes a restructuring charge of $10.5 million ($6.8 million, after-tax) primarily related to the closing of the Utah manufacturing facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following sets forth certain information with respect to the business experience of each Director of O'Sullivan during the past five years and certain other directorships held by each Director. References to service with O'Sullivan in this section include service with O'Sullivan Industries.

CLASS I DIRECTORS--TERM EXPIRING 2003.

Charles A. Carroll, 53, became President and Chief Executive Officer of Goodman Global Holdings, Inc., a manufacturer of air conditioning and heating equipment, in September 2001. Prior to that, he served for two years as President and Chief Executive Officer of Goodman Global's Amana Appliances Division until its sale by Goodman Global to Maytag. From 1993 to 1999, Mr. Carroll was President and Chief Operating Officer and a director of Rubbermaid, Inc. Mr. Carroll was appointed a Director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan - Virginia in July 2001.

Richard D. Davidson, 54, was promoted to President and Chief Executive Officer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He was named President and Chief

Operating Officer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in July 1996. He was named a Director of O'Sullivan Industries and O'Sullivan Industries - Virginia in July 1996 and of O'Sullivan Holdings in August 1996. He has also served as President and Chief Executive Officer and a director of O'Sullivan Furniture Factory Outlet, Inc., a subsidiary of O'Sullivan Industries, since March 2002.

CLASS II DIRECTOR--TERM EXPIRING 2004.

Harold O. Rosser, 53, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in connection with the merger and recapitalization in November 1999. Mr. Rosser has been a principal of BRS since August 1995. Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through July 1995. He is a director of Acapulco Restaurants, Inc., American Paper Group, Inc., California Pizza Kitchen, Inc., H&E Equipment Services, LLC, II Fornaio (America) Corporation, McCormick and Schmick Restaurant Corp. and Penhall International, Inc.

CLASS III DIRECTOR--TERM EXPIRING 2002.

Daniel F. O'Sullivan, 61, was named President, Chief Executive Officer and a Director of O'Sullivan Holdings in November 1993 and became Chairman of the Board in December 1993. He relinquished the position of President of O'Sullivan Holdings in July 1996 and resigned as Chief Executive Officer in October 1998. He served as President of O'Sullivan Industries from 1986 until July 1996, and was appointed Chairman of the Board and Chief Executive Officer in 1994. He also served as Chairman of the Board and Chief Executive Officer of O'Sullivan Industries - Virginia. Mr. O'Sullivan was employed by O'Sullivan from 1962 until his retirement. Under the terms of his retirement and consulting agreement with O'Sullivan Holdings, Mr. O'Sullivan retired as an executive of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia effective March 31, 2000. He remains as non-executive Chairman of the Board for each company.

EXECUTIVE OFFICERS.

         O'Sullivan's executive officers, and their ages and positions with O'Sullivan as of September 1, 2002, are as follows:

                                           OFFICE
NAME                               AGE     SINCE(1)    POSITION(S)
----                               ---     --------    -----------
Richard D. Davidson                54       1996       President and Chief Executive Officer and Director
Tyrone E. Riegel                   59       1969       Executive Vice President
Phillip J. Pacey                   37       1999       Senior Vice President and Chief Financial Officer
Thomas M. O'Sullivan, Jr.          47       1993       Senior Vice President-Sales
Michael P. O'Sullivan              43       1995       Senior Vice President-Marketing
Rowland H. Geddie, III             48       1993       Vice President, General Counsel and Secretary
E. Thomas Riegel                   58       1993       Vice President-Strategic Operations
James C. Hillman                   57       1973       Vice President-Human Resources
Tommy W. Thieman                   51       1999       Vice President-Manufacturing-Lamar
Stuart D. Schotte                  40       1999       Vice President-Supply Chain Management
Neal C. Ruggeberg                  45       2002       Vice President and Chief Information Officer

---------------------------------
         (1)Includes officer positions held with O'Sullivan Industries

         Tyrone E. Riegel has been Executive Vice President of O'Sullivan Industries since July 1986 and served as a Director from March 1994 through November 1999. He was appointed as Executive Vice President and a Director of O'Sullivan Holdings in November 1993. His service as a director of O'Sullivan Holdings ended November 1999. Mr. Riegel also serves as Executive Vice President of O'Sullivan Industries - Virginia. Mr. Riegel has been employed by O'Sullivan since January 1964. Since March 2002, he has served as Executive Vice President and a Director of O'Sullivan Furniture Factory Outlet, Inc.

         Phillip J. Pacey was promoted to Senior Vice President and Chief Financial Officer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He was appointed Vice President-Finance and Treasurer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in July 1999. From November 1995 until July 1999, he served as Treasurer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. Since March 2002, he has served as Senior Vice President and Chief Financial Officer and a Director of O'Sullivan Furniture Factory Outlet, Inc.

         Thomas M. O'Sullivan, Jr. was promoted to Senior Vice President-Sales of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He had been Vice President-Sales of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since 1993. Since March 2002, he has served as Senior Vice President-Sales and a Director of O'Sullivan Furniture Factory Outlet, Inc. Mr. O'Sullivan has been employed by O'Sullivan since June 1979.

         Michael P. O'Sullivan was named Senior Vice President-Marketing of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000. He had been Vice President-Marketing of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since November 1995. He served as National Sales Manager of O'Sullivan Industries and O'Sullivan Industries - Virginia from July 1993 until November 1995. He is also Senior Vice President-Marketing of O'Sullivan Furniture Factory Outlet, Inc. Mr. O'Sullivan has been employed by O'Sullivan since 1984.

         Rowland H. Geddie, III has been Vice President, General Counsel and Secretary of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since December 1993. He served as a Director of O'Sullivan Industries and O'Sullivan Industries - Virginia from March 1994 through November 1999. Since March 2002, he has served as Vice President, General Counsel and Secretary and a Director of O'Sullivan Furniture Factory Outlet, Inc.

         E. Thomas Riegel has been Vice President-Strategic Operations of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia since November 1995. From June 1993 until November 1995, he was Vice President-Marketing of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. He is also Vice President-Strategic Operations of O'Sullivan Furniture Factory Outlet, Inc. Mr. Riegel has been employed by O'Sullivan since May 1971.

         James C. Hillman has been Vice President-Human Resources of O'Sullivan Holdings since November 1993 and of O'Sullivan Industries since 1980. He also serves as Vice President-Human Resources of O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc. Mr. Hillman has been employed by O'Sullivan since May 1971.

         Tommy W. Thieman was appointed Vice President-Manufacturing-Lamar in July 1999 for O'Sullivan Holdings and O'Sullivan Industries. Since 1987, he has served as the Plant Manager in Lamar for O'Sullivan Industries. Mr. Thieman has been employed by O'Sullivan since 1972.

         Stuart D. Schotte was appointed Vice President-Supply Chain Management in July 1999 for O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. From February 1998 to July 1999, Mr. Schotte served as Controller for O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia. From July 1996 until February 1998, Mr. Schotte served as Director of Financial Analysis and Planning for Fast Food Merchandisers, Inc. Since March 2002, he has also served as Vice President-Supply Chain Management for O'Sullivan Furniture Factory Outlet, Inc.

         Neal C. Ruggeberg was promoted to Vice President and Chief Information Officer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries
- Virginia in July 2002. From 1996 to July 2002, Mr. Ruggeberg has served as Director of Information Services for O'Sullivan Industries and O'Sullivan Industries - Virginia.

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

ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

         The following table reflects the cash and non-cash compensation for the chief executive officer of O'Sullivan and the four next most highly compensated executive officers at June 30, 2002.

                                                                         LONG-TERM
                                          ANNUAL COMPENSATION(1)       COMPENSATION
                                          ----------------------     ----------------
                                                                        SECURITIES       ALL OTHER
NAME AND PRINCIPAL              FISCAL      SALARY       BONUS       UNDERLYING STOCK   COMPENSATION
POSITION                         YEAR        ($)          ($)           OPTIONS(#)(2)     ($)(3)
------------------              ------    --------      --------     ----------------   -------------
Richard D. Davidson              2002      300,000      199,800               --          31,281
President and                    2001      297,885      105,000               --          49,896
Chief Executive Officer          2000      244,231      176,623            8,500          45,984

Tyrone E. Riegel                 2002      231,200      110,120               --          25,872
Executive Vice President         2001      212,885       53,300               --          39,603
                                 2000      204,616      109,586            4,000          39,860

Thomas M. O'Sullivan, Jr         2002      160,000       76,300               --          19,351
Senior Vice President-Sales      2001      159,423       40,000               --          28,067
                                 2000      144,423       66,005            4,000          26,181

Phillip J. Pacey                 2002      150,000       81,550               --          18,220
Senior Vice President and        2001      149,615       37,500               --          24,970
Chief Financial Officer          2000      123,808       59,074            4,000          20,284

Michael P. O'Sullivan            2002      140,400       66,990               --          17,653
Senior Vice President-           2001      140,192       35,100               --          25,876
Marketing                        2000      134,423       61,473            4,000          24,807

-----------------------------------------

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

         (2)Includes all options granted to the named officers during fiscal years shown under O'Sullivan's 2000 Common Stock Option Plan. No stock appreciation rights were granted with any options.

(Footnotes are continued on the following page.)

         (3) In fiscal 2002, other compensation for the named officers consisted of the following:

                                                                         STOCK
                                                                        PURCHASE
                              GROUP                                      PROGRAM          DEFERRED
                              LIFE                      SPSP             ("SPP")        COMPENSATION
                            INSURANCE      AUTO        MATCHING         MATCHING        PLAN MATCHING
NAME                         PREMIUMS   ALLOWANCE   CONTRIBUTIONS     CONTRIBUTIONS     CONTRIBUTIONS
----                        ---------   ---------   -------------     -------------    ----------------
Richard D. Davidson          $2,016       $9,000       $3,625            $10,132            $6,507
Tyrone E. Riegel             $4,032       $8,500       $3,623            $ 6,670            $3,048
Thomas M. O'Sullivan, Jr.    $  835       $8,500       $3,623            $ 5,008            $1,385
Phillip J. Pacey             $  330       $8,500       $3,625            $ 4,695            $1,070
Michael P. O'Sullivan        $  363       $8,500       $3,720            $ 4,395            $  675

         The table does not include amounts payable in the event of a Change in Control. See "Change in Control Protections".

                         OPTION GRANTS IN THE LAST YEAR

         During the fiscal year ended June 30, 2002, no options were granted to the named officers.


                        OPTION EXERCISES IN THE LAST YEAR
                           AND YEAR-END OPTION VALUES

         No options were exercised by the named officers in fiscal 2002. The following table summarizes information regarding outstanding options to purchase stock held by the named officers as of June 30, 2002. All options to purchase Series A junior preferred stock are vested and exercisable.

                                                                                           SERIES A JUNIOR
                                                  COMMON STOCK                             PREFERRED STOCK
                              ---------------------------------------------------    ----------------------------
                                                                        VALUE OF
                                               OPTION       VALUE OF   UNEXERCIS-
                                OPTION         SHARES       EXERCIS-      ABLE         OPTION         VALUE OF
                                SHARES        UNEXERCIS-      ABLE       OPTIONS       SHARES       EXERCISABLE
                              EXERCISABLE     ABLE AT      OPTIONS AT      AT        EXERCISABLE      OPTIONS
NAME                          AT 6/30/02      6/30/02       6/30/02      6/30/02     AT 6/30/02      AT 6/30/02
----                          -----------     ----------   ----------  ----------    -----------    -------------
Richard D. Davidson              1,700         6,800         $--           $--         10,929        $1,550,772
Tyrone E. Riegel                   800         3,200         $--           $--          3,378        $  479,261
Thomas M. O'Sullivan, Jr.          800         3,200         $--           $--          5,996        $  850,827
Phillip J. Pacey                   800         3,200         $--           $--          1,411        $  200,268
Michael P. O'Sullivan              800         3,200         $--           $--          6,176        $  876,313

                          CHANGE IN CONTROL PROTECTIONS

         O'Sullivan has termination agreements with its executive officers. If the employment of a protected employee is terminated by us within a period of up to 24 months after a change in control, the employee will be entitled to receive various benefits. The completion of the merger was a change of control for purposes of these agreements. These benefits include:


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

    10.     one year of outplacement services;

    11. for certain executive officers, if the protected employee moves more than 20 miles from his primary residence in order to accept permanent employment within 36 months after leaving O'Sullivan, we will repurchase the employee's primary residence; and

    12.     if the executive officer is required to pay an excise tax under
            Section 4999 of the Internal Revenue code of 1986, we will pay the employee an additional amount to offset the effect of the tax.

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

    -       the insolvency or bankruptcy of O'Sullivan; or

    - the executive leaves the employment of O'Sullivan for any reason during the 60-day period beginning on the first anniversary of the change in control.

         However, for purposes of the recapitalization and merger, each of the executive officers waived his right to receive benefits under the protection agreements in these circumstances, other than a reduction in his salary or bonus.

         The table below sets forth the total payments that may be received by each of the named officers if these persons are terminated during fiscal 2003, assuming the provisions of his Termination Protection Agreement were applicable. The values of non-cash benefits have been included on the basis of their estimated fair value. These amounts do not include any payments to be received for shares of O'Sullivan stock or options to acquire O'Sullivan stock. These amounts also do not include payments which we would make to offset the effect of excise taxes or to purchase any officer's home. We have assumed for this purpose that the named officers are terminated on September 30, 2002.

OFFICER                                                                                          AMOUNT
-------                                                                                         ---------
Richard D. Davidson............................................................................ $790,363
     President and Chief Executive Officer
Tyrone E. Riegel............................................................................... $481,394
     Executive Vice President
Thomas M. O'Sullivan, Jr....................................................................... $378,931
     Senior Vice President-Sales
Phillip J. Pacey............................................................................... $376,814
     Senior Vice President and Chief Financial Officer
Michael P. O'Sullivan.......................................................................... $330,845
     Senior Vice President-Marketing

                        COMPENSATION COMMITTEE INTERLOCKS
                            AND INSIDER PARTICIPATION

         The members of the Compensation Committee are Harold O. Rosser and Charles A. Carroll. No member of the Compensation Committee was an officer or employee of O'Sullivan or its subsidiaries during the fiscal year ended June 30, 2002. Neither was formerly an officer of O'Sullivan or any of its subsidiaries. In addition, no executive officer of O'Sullivan serves on the board of directors or the compensation committee of another entity where a committee member is employed.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, O'Sullivan Holdings' directors, executives and any persons holding 10% or more of Common Stock are required to report their ownership of O'Sullivan Holdings' securities and any change in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report in this report any failure to file by these dates during the fiscal year ended June 30, 2002. All of these filing requirements were satisfied by our directors and executives during fiscal 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of September 15, 2002, certain information with respect to the beneficial ownership of the securities of O'Sullivan Holdings by (i) each of our directors, (ii) each of the named executives, (iii) our executives and directors as a group and (iv) the only other owner of five percent of any class of O'Sullivan Holdings' equity securities known to us.




                                      COMMON STOCK               SENIOR PREFERRED STOCK
                                 ----------------------        --------------------------
NAME OF BENEFICIAL OWNER           SHARES          %           SHARES                %
------------------------         ---------       ------        -------             ------
BRS(1)                           994,998(2)      72.73%             --                --
Harold O. Rosser                 994,998(2)      72.73%             --                --
Charles A. Carroll                 2,000(3)       0.15%             --                --
Daniel F. O'Sullivan               9,972          0.73%        197,681              1.20%
Richard D. Davidson               83,249(4)       6.08%         14,707(4)               (5)
Tyrone E. Riegel                  22,065(6)       1.61%        101,806                  (5)
Thomas M. O'Sullivan, Jr.         34,951(7)       2.55%         23,963                  (5)
Phillip J. Pacey                  12,549(7)       0.92%         29,590                  (5)
Michael P. O'Sullivan             32,105(7)       2.35%         32,303                  (5)
Directors and executive
officers as a group (14
persons)                       1,298,149(8)      94.20%        464,046              2.82%
BancBoston Investments,
Inc.                              93,273(9)       6.38%             --                --

                                      OPTIONS TO
                                    PURCHASE SERIES
                                       A JUNIOR                  SERIES B JUNIOR
                                     PREFERRED STOCK             PREFERRED STOCK
                                  -------------------        ---------------------
NAME OF BENEFICIAL OWNER          OPTIONS         %           SHARES           %
------------------------          -------     -------        -------         -----
BRS(1)                                 --         --         442,223(2)      83.59%
Harold O. Rosser                       --         --         442,223(2)      83.59%
Charles A. Carroll                     --         --              --            --
Daniel F. O'Sullivan                4,432       7.35%             --            --
Richard D. Davidson                10,929      18.12%         20,839(4)       3.94%
Tyrone E. Riegel                    3,378       5.60%          3,644              (5)
Thomas M. O'Sullivan, Jr            5,996       9.94%          6,561(6)       1.24%
Phillip J. Pacey                    1,411       2.34%          1,722              (5)
Michael P. O'Sullivan               6,176      10.24%          5,117              (5)
Directors and executive
officers as a group (14
persons)                           52,539      87.10%        495,295(8)      93.63%
BancBoston Investments,
Inc.                                   --         --          39,273(9)       6.91%

--------

         (1)The principals of BRS' general partner are Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill, Thomas J. Baldwin and Paul D. Kaminski, each of whom could be deemed to beneficially own the shares of O'Sullivan Holdings held by BRS.

         (2)BRS holds 989,617 shares of common stock and 439,831 shares of Series B junior preferred stock. BRS's general partner holds 5,385 shares of common stock and 2,392 shares of Series B junior preferred stock. All of these shares of common and Series B junior preferred stock may be deemed to be beneficially owned by Harold O. Rosser, a Director of O'Sullivan.

         (3)These shares are issuable upon the exercise of options.

         (4)Includes 77,533 shares of common stock, 19,054 shares of Series B junior preferred stock and 13,874 shares of senior preferred stock held in a limited partnership of which Mr. Davidson and his wife are the general partners. Also includes 1,700 shares of common stock issuable upon the exercise of options.

         (5)Less than one percent.

         (6)Includes 16,423 shares of common stock and 1,503 shares of Series B junior preferred stock held in a trust of which Mr. Riegel is the trustee. Also includes 800 shares of common stock issuable upon the exercise of options.

         (7)Includes 800 shares of common stock issuable upon the exercise of options.

         (8)Includes the shares held by BRS and its general partner described in note 2. Also includes 7,900 shares of common stock issuable upon the exercise of options. In addition, includes the partnership and trust shares described in notes 4 and 6, respectively.

         (9)BancBoston Investments, Inc. holds warrants to purchase these shares.

         Each management participant has a business address at 1900 Gulf Street, Lamar, Missouri 64759-1899. BRS' address is 126 East 56th Street, 29th Floor, New York, New York 10022. Mr. Carroll's address is 2550 North Loop West, Suite 400, Houston, Texas 77092. BancBoston Investments, Inc.'s address is 175 Federal Street, 10th Floor, Boston, Massachusetts 02110. BancBoston Investments, Inc. is a subsidiary of Fleet Boston Financial Corporation, a publicly held corporation.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth the number of shares issuable upon exercise of outstanding options pursuant to O'Sullivan's 1999 Preferred Stock Option Plan, 2000 Common Stock Option Plan and 2001 Director Common Stock Option Plan at June 30, 2002. Each of these plans has been approved by O'Sullivan's Board of Directors, including two directors representing BRS, the holder of 71% of our outstanding common stock. However, none of these plans has been submitted to our stockholders for approval. We do not have any warrants or rights issuable pursuant to compensation plans.

                                         NUMBER OF            WEIGHTED-             NUMBER OF SECURITIES
                                     SECURITIES TO BE          AVERAGE         REMAINING AVAILABLE FOR FUTURE
                                        ISSUED UPON           EXERCISE             ISSUANCE UNDER EQUITY
EQUITY COMPENSATION PLANS               EXERCISE OF           PRICE OF               COMPENSATION PLANS
 NOT APPROVED BY SECURITY               OUTSTANDING          OUTSTANDING      (EXCLUDING SECURITIES REFLECTED
         HOLDERS                          OPTIONS              OPTIONS               IN SECOND COLUMN)
-------------------------            ----------------        -----------      --------------------------------
Common Stock                              82,100               $ 1.90                     14,718
Series A Junior Preferred Stock           60,319               $50.00                         --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 2002 through October 29, 2001, Casey O'Sullivan, a son of Daniel F. O'Sullivan, worked as a salesman for Bennett Packaging, which provides O'Sullivan corrugated boxes for its products. Bennett Packaging has long been one of O'Sullivan's suppliers; O'Sullivan paid Bennett $1.4 million from July 1, 2001 through October 29, 2001. Bennett remains a supplier to O'Sullivan. In November 2001, Casey O'Sullivan commenced work at Sun Container, another pre-existing supplier of corrugated boxes to O'Sullivan. From November 2001 through June 30, 2002, O'Sullivan paid Sun $2.2 million for corrugated boxes. We have followed the practice of awarding purchase orders for cartons for a model to the lowest bidder for the carton. Mr. Casey O'Sullivan's relationships with Bennett and Sun have been approved pursuant to O'Sullivan's conflict of interest policy.

         Ryan Fullerton, a son-in-law of Tom Riegel, also works for Sun Container, although he does not call on O'Sullivan. During fiscal 2002, O'Sullivan paid Sun $3.3 million. This relationship has been approved pursuant to O'Sullivan's conflict of interest policy.

         In connection with the November 1999 recapitalization and merger, O'Sullivan loaned Stuart D. Schotte, Vice President-Supply Chain Management, $256,830.94 to purchase O'Sullivan Holdings common stock and Series B junior preferred stock. The loan bears interest at 9% per annum simple interest and is payable on November 30, 2009 or earlier if there is a change in control of O'Sullivan Holdings. The note is with full recourse to Mr. Schotte. During the fiscal year ended June 30, 2002, the largest amount outstanding under the note, including principal and interest, was $308,343; the amount outstanding at September 1, 2002, was $293,590 including principal and interest.

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

         In addition to certain restrictions on the payment of the management fee contained in the senior credit facility, the management services agreement contains certain restrictions on the payment of that fee. The management services agreement, among other things, provides that no cash payment of the management fee will be made unless the fixed charge coverage ratio (as defined in the indenture related to the O'Sullivan Industries senior subordinated notes) for our most recently ended four full fiscal quarters for which internal financial statements are available to management immediately preceding the date when the management fee is to be paid is at least 2.0 to 1. The management services agreement also provides that the payment of all fees and other obligations under the management services agreement will be subordinated to the prior payment in full in cash of all interest, principal and other obligations on O'Sullivan Industries' senior subordinated notes in the event of a bankruptcy, liquidation or winding-up of O'Sullivan Industries.

         Pursuant to the management services agreement, O'Sullivan paid BRS $1,017,817 in the first quarter of fiscal 2003, representing payments of $206,150 for the remaining portion of the fee for fiscal 2001, the $459,890 payment for the fiscal 2002 fee, expenses of $47,216 for periods through fiscal 2002 and $304,561 as a prepayment of the fees and expenses for the first six months of fiscal 2003.

SEVERANCE AGREEMENT

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

         The following consolidated statements of O'Sullivan Industries Holdings, Inc. and subsidiaries are filed as part of this report:

Report of Independent Accountants ........................................................      41
Consolidated Balance Sheets as of June 30, 2002 and 2001 .................................      42
Consolidated Statements of Operations for each of the three
years in the period ended June 30, 2002 ..................................................      43
Consolidated Statements of Cash Flows for each of the three
years in the period ended June 30, 2002 ..................................................      44
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
for each of the three years in the period ended June 30, 2002 ............................      45
Notes to Consolidated Financial Statements ...............................................      46

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

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September, 2002.

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

/s/ Daniel F. O'Sullivan                        Chairman of the Board                 September 25, 2002
-------------------------
  Daniel F. O'Sullivan

 /s/ Richard D. Davidson                President and Chief Executive Officer         September 25, 2002
-------------------------                            and Director
   Richard D. Davidson                       (Principal Executive Officer)


  /s/ Phillip J. Pacey                        Senior Vice President and               September 25, 2002
-------------------------                      Chief Financial Officer
    Phillip J. Pacey                 (Principal Financial and Accounting Officer)

 /s/ Charles A. Carroll                                Director                       September 25, 2002
-------------------------
   Charles A. Carroll

  /s/ Harold O. Rosser                                 Director                       September 25, 2002
-------------------------
    Harold O. Rosser

                                  CERTIFICATION

         I, Richard D. Davidson, certify that:

1. I have reviewed this annual report on Form 10-K of O'Sullivan Industries Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 25, 2002                        /s/ Richard D. Davidson
                                           -------------------------------------
                                                   Richard D. Davidson
                                           President and Chief Executive Officer

                                  CERTIFICATION

         I, Phillip J. Pacey, certify that:

1. I have reviewed this annual report on Form 10-K of O'Sullivan Industries Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 25, 2002                                 /s/ Phillip J. Pacey
                                                       -------------------------
                                                           Phillip J. Pacey
                                                       Senior Vice President and
                                                        Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT                                                                                PAGE
  NO.                               DESCRIPTION                                         NO.
-------                            ------------                                        -----
2.1      Amended and Restated Agreement of Merger dated as of October 18, 1999 by and among OSI Acquisition, Inc. and O'Sullivan Holdings
         (incorporated by reference to Appendix A to Proxy Statement /Prospectus included in Registration Statement on Form S-4 (File No. 333-81631))

3.1&     Amended and Restated Certificate of Incorporation of O'Sullivan
4.1      Holdings (incorporated by reference to Exhibit 2.4(a) to Appendix A to
         Proxy Statement /Prospectus included in Registration Statement on Form
         S-4 (File No. 333-81631))

3.2&     By-laws of O'Sullivan Holdings (incorporated by reference to Exhibit
4.2      3.2 to Registration Statement on Form S-1 (File No. 33-72120))

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

EXHIBIT                                                                                PAGE
  NO.                               DESCRIPTION                                         NO.
-------                            ------------                                        -----
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

10.4c    Third Amendment to Credit Agreement dated as of May 15, 2002                  77

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

EXHIBIT                                                                               PAGE
  NO.                               DESCRIPTION                                        NO.
-------                            ------------                                       -----
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

*10.11a First Amendment to Common Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended
         March 31, 2001 (File No. 0-28493))

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

EXHIBIT                                                                               PAGE
  NO.                               DESCRIPTION                                        NO.
-------                            ------------                                       -----
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

10.22 Amended and Restated Tax Sharing and Tax Reimbursement Agreement dated as of June 19, 1997 between O'Sullivan Holdings and RadioShack
          Corporation and TE Electronics Inc. (incorporated by reference to
          Exhibit 10.5 to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1997 (File No. 1- 12754))

10.22a    Settlement Agreement between O'Sullivan Holdings and RadioShack dated
          May 13, 2002                                                                  85

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

EXHIBIT                                                                               PAGE
  NO.                               DESCRIPTION                                        NO.
-------                            ------------                                       -----
*10.25    Description of O'Sullivan Holding's annual incentive compensation plan
          (incorporated by reference to Exhibit 10.13 to Annual Report on Form
          10-K of O'Sullivan Holdings for the year ended June 30, 1999 (File No.
          1-12754))

10.26 Schedule of outside director fees (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended
          December 31, 2001 (File No. 0-28493))

*10.27    O'Sullivan Industries Holdings, Inc. 2001 Director Common Stock Option
          Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on
          Form 10-Q of O'Sullivan Holdings for the quarter ended December 31,
          2001 (File No. 0-28493))

*10.28 Form of Director Common Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q of
          O'Sullivan Holdings for the quarter ended December 31, 2001 (File No.
          0-28493))

*10.29    O'Sullivan Industries Holdings, Inc. Amended and Restated Savings and
          Profit Sharing Plan                                                            96

21        Subsidiaries of the Registrant                                                170

23        Consent of PricewaterhouseCoopers LLP                                         171

99.1      Certificate of chief executive officer under Section 906 of the
          Sarbanes-Oxley Act of 2002                                                    172

99.2      Certificate of chief financial officer under Section 906 of the
          Sarbanes-Oxley Act of 2002                                                    173

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