Form 10-Q
period 2002-09-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2002-11-14
CIK 915354

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 10, 2002, 1,368,000 shares of common stock of O'Sullivan Industries Holdings, Inc., par value $0.01 per share, were outstanding.

================================================================================

                      The Index to Exhibits is on page 25.

                                    PART  I

ITEM 1.  FINANCIAL STATEMENTS.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                         September 30,   June 30,
                                       Assets                                                2002          2002
                                                                                          -----------   -----------
Current assets:
     Cash and cash equivalents                                                            $    13,327   $    15,777
     Trade receivables, net of allowance for doubtful accounts
         of $4,302 and $4,101, respectively                                                    34,028        37,035
     Inventories, net                                                                          57,006        52,397
     Prepaid expenses and other current assets                                                  3,478         2,765
                                                                                          -----------   -----------
              Total current assets                                                            107,839       107,974

Property, plant and equipment, net                                                             77,373        79,144
Other assets                                                                                   18,749        19,226
Goodwill, net of accumulated amortization                                                      38,088        38,088
                                                                                          -----------   -----------
                  Total assets                                                            $   242,049   $   244,432
                                                                                          ===========   ===========
                        Liabilities and Stockholders' Deficit
Current liabilities:
     Accounts payable                                                                     $    11,908   $    10,887
     Current portion of long-term debt                                                          8,495         4,430
     Accrued advertising                                                                       12,901        11,680
     Accrued liabilities                                                                       15,472        18,399
                                                                                          -----------   -----------
              Total current liabilities                                                        48,776        45,396

Long-term debt, less current portion                                                          225,399       230,206
Other liabilities                                                                               6,621         6,040
                                                                                          -----------   -----------
                  Total liabilities                                                           280,796       281,642

Commitments and contingent liabilities (Notes 3, 6, 7 and 8)

Mandatorily redeemable senior preferred stock, $0.01 par value; $34,312 and
     $33,312 liquidation value including accumulated dividends at September 30, 2002
     and June 30, 2002, respectively; 17,000,000 shares authorized, 16,431,050 issued          19,182        18,319

Stockholders' deficit:
     Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
         none issued                                                                               --            --
     Junior preferred stock, Series B, $0.01 par value; at liquidation value
         including accumulated dividends; 1,000,000 shares authorized, 529,009.33 issued       77,457        74,838
     Common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000 issued                  14            14
     Additional paid-in capital                                                                13,053        13,053
     Retained deficit                                                                        (147,832)     (142,792)
     Notes receivable from employees                                                             (329)         (337)
     Accumulated other comprehensive loss                                                        (292)         (305)
                                                                                          -----------   -----------
              Total stockholders' deficit                                                     (57,929)      (55,529)
                                                                                          -----------   -----------
                  Total liabilities and stockholders' deficit                             $   242,049   $   244,432
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

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                       Three months ended
                                                         September 30,
                                                 -----------------------------
                                                     2002            2001
                                                 -------------   -------------
Net sales                                        $      71,557   $      82,193
Cost of sales                                           51,584          61,725
                                                 -------------   -------------

Gross profit                                            19,973          20,468

Operating expenses:
     Selling, marketing and administrative              12,059          14,171
                                                 -------------   -------------

Operating income                                         7,914           6,297

Other income (expense):
     Interest expense                                   (6,433)         (8,600)
     Interest income                                        58              91
                                                 -------------   -------------

Income (loss) before income tax provision                1,539          (2,212)
Income tax provision (benefit)                           3,097            (776)
                                                 -------------   -------------

Net loss                                                (1,558)         (1,436)
Dividends and accretion on preferred stock              (3,482)         (3,002)
                                                 -------------   -------------

Net loss attributable to common stockholders     $      (5,040)  $      (4,438)
                                                 =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Three months ended
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                        2002            2001
                                                                                    -------------   -------------
Cash flows provided (used) by operating activities:
     Net loss                                                                       $      (1,558)  $      (1,436)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
              Depreciation and amortization                                                 3,264           3,421
              Amortization of debt issuance cost                                              403             403
              Amortization of debt discount and accrued interest on senior note               738             653
              Interest rate collar                                                           (584)          1,201
              Bad debt expense                                                                448             349
              Loss on disposal of assets                                                       11             117
              Accrual of special payment on options to purchase Series A junior
                  preferred stock                                                             300             262
     Changes in current assets and liabilities:
              Trade receivables                                                             2,559            (169)
              Inventories                                                                  (4,609)           (653)
              Other assets                                                                   (693)            331
              Accounts payable, accrued liabilities and other liabilities                    (286)         11,872
                                                                                    -------------   -------------
Net cash provided (used) by operating activities                                               (7)         16,351
                                                                                    -------------   -------------

Cash flows used for investing activities:
     Capital expenditures                                                                  (1,557)         (4,084)
                                                                                    -------------   -------------

Cash flows used for financing activities:
     Repayment of borrowings                                                                 (886)         (5,886)
                                                                                    -------------   -------------

Net increase (decrease) in cash and cash equivalents                                       (2,450)          6,381
Cash and cash equivalents, beginning of period                                             15,777           7,060
                                                                                    -------------   -------------
Cash and cash equivalents, end of period                                            $      13,327   $      13,441
                                                                                    =============   =============

Non-cash financing activities:
     Capital expenditures included in accounts payable                              $         128   $         671
     Dividends accrued but not paid                                                         3,619           3,170


        The accompanying notes are an integral part of these consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                  For the three months ended September 30, 2002
                                 (in thousands)

                                  Series B junior                                                             Notes
                                   preferred stock        Common Stock           Additional                 receivable
                                  -----------------    ---------------------      paid-in       Retained       from
                                  Shares  Dollars      Shares     Dollars         capital        deficit     employees
                                  ------  ---------    ------    -----------    -----------    ----------   ----------
Balance, June 30, 2002              529   $  74,838     1,368    $        14    $    13,053    $ (142,792)  $    (337)
 Net loss                                                                                          (1,558)
 Other comprehensive income
 Loans to employees-interest
     income                                                                                                        (7)
 Repayment of employee
     loans                                                                                                         15
 Dividends and accretion on
     senior preferred stock                                                                          (863)
 Dividends and accretion on
     junior preferred stock                   2,619                                                (2,619)
                                  -----   ---------   -------    -----------    -----------    ----------   ---------
Balance, September 30, 2002         529   $  77,457     1,368    $        14    $    13,053    $ (147,832)  $    (329)
                                  =====   =========   =======    ===========    ===========    ==========   =========
                                   Accumulated
                                      other        Total stock-
                                   comprehensive     holders'    Comprehensive
                                       loss          deficit          loss
                                   -------------   ------------  -------------
Balance, June 30, 2002              $     (305)    $  (55,529)
 Net loss                                              (1,558)      $  (1,558)
 Other comprehensive income                 13             13              13
 Loans to employees-interest
     income                                                (7)
 Repayment of employee
     loans                                                 15
 Dividends and accretion on
     senior preferred stock                              (863)
 Dividends and accretion on
     junior preferred stock                                --
                                    ----------     ----------       ---------
Balance, September 30, 2002         $     (292)    $  (57,929)      $  (1,545)
                                    ==========     ==========       =========


       The accompanying notes are an integral part of these consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1--BASIS OF PRESENTATION

         The unaudited consolidated financial statements of O'Sullivan Industries Holdings, Inc. and subsidiaries ("O'Sullivan") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The interim results are not necessarily indicative of the results that may be expected for a full year.

NOTE 2--DERIVATIVE FINANCIAL INSTRUMENTS

         As required under O'Sullivan's senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in March 2003, is based on three-month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. O'Sullivan recorded additional (reduced) interest expense of $(584,000) and $1.2 million for the quarters ended September 30, 2002 and September 30, 2001, respectively. These amounts represent the changes in fair value of the interest rate collar. To terminate this contract at September 30, 2002 and June 30, 2002, O'Sullivan would have been required to pay the counter-party approximately $1.5 million and $2.1 million, respectively. The fair value of the interest rate collar is included in accrued liabilities in the accompanying consolidated balance sheets.

NOTE 3--NEW ACCOUNTING STANDARDS

         In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain customer promotional payments that O'Sullivan previously classified as selling expenses be classified as a reduction of revenue. O'Sullivan adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales. Its adoption by O'Sullivan had no impact on operating income (loss) or net income (loss). As a result of the adoption of EITF 00-25, for the three months ended September 30, 2001, $4.1 million was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 143, Accounting for Asset Retirement Obligations. This pronouncement, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. O'Sullivan adopted this pronouncement effective July 1, 2002. The adoption of SFAS 143 did not have an impact on O'Sullivan's financial results.

         In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. O'Sullivan adopted this pronouncement effective July 1, 2002. The adoption of SFAS 144 had no effect on O'Sullivan's results of operations but did impact its balance sheet presentation as described below.

         In January 2001, O'Sullivan closed its Cedar City, Utah production facility. O'Sullivan is actively attempting to sell the Utah land, building and excess equipment as soon as practicable. Certain equipment has been relocated to the Missouri and Virginia plants. Fixed assets with a net book value of $20.3 million were valued at the lower of their carrying amount or fair value less cost to sell, resulting in an impairment charge of approximately $8.7 million in the second quarter of fiscal 2001. The costs of the long-lived assets held for sale and the associated accumulated depreciation have been reclassified from property, plant and equipment to other assets on the accompanying consolidated balance sheets. There are no other significant assets or liabilities relating to the discontinued Utah operation. The fair value less cost to sell is an estimate and the impairment may be adjusted in the future.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This pronouncement updates, clarifies and simplifies existing accounting pronouncements. The pronouncement, in part, addresses the accounting for gains and losses from the extinguishment of debt. O'Sullivan adopted SFAS 145 effective July 1, 2002. There was no impact on O'Sullivan's financial position or results of operations.

         In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this pronouncement are effective for exit or disposal activities that are initiated after December 31, 2002. O'Sullivan does not believe SFAS 146 will have a material impact on its financial position or results of operations.

NOTE 4--SHIPPING AND HANDLING COSTS

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in the first quarters of fiscal 2003 and fiscal 2002 were approximately $2.1 million and $2.4 million, respectively.

NOTE 5--INVENTORY

         Inventory, net, consists of the following:

                      September 30,     June 30,
                           2002            2002
                      --------------    ----------
                              (in thousands)
Finished goods        $       40,932    $   39,199
Work in process                5,175         5,158
Raw materials                 10,899         8,040
                      --------------    ----------
                      $       57,006    $   52,397
                      ==============    ==========

NOTE 6--INCOME TAXES

         O'Sullivan recorded tax expense of $3.1 million for the three months ended September 30, 2002 that included a valuation allowance of $2.6 million.

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

         RadioShack and O'Sullivan made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of the assets of O'Sullivan Industries, Inc., O'Sullivan's operating subsidiary ("O'Sullivan Industries") was increased to the deemed purchase price of the assets. An amount equal to such increase was included in income in the consolidated federal income tax return filed by RadioShack. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by O'Sullivan. Pursuant to the tax sharing agreement, O'Sullivan pays RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis. Since O'Sullivan's initial public offering by RadioShack in 1994, the benefits of the tax deductions under the tax sharing agreement have been accounted for as income taxes. Amounts payable to RadioShack pursuant to the tax sharing agreement are recorded as current federal income tax expense in O'Sullivan's consolidated statements of operations. As those benefits reduced O'Sullivan's federal income tax obligations, payments were made to RadioShack as opposed to the IRS.

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

         Following the issuance of the opinion, O'Sullivan reached a settlement of the dispute with RadioShack. Under the settlement, O'Sullivan paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees. O'Sullivan agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the six months ended June 30, 2002, O'Sullivan paid RadioShack $6.2 million. For the three months ended September 30, 2002, O'Sullivan paid RadioShack $3.1 million.

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

         O'Sullivan has recorded the $30.8 million in payments pursuant to the settlement agreement as a deferred tax asset. O'Sullivan has a net deferred tax asset of approximately $18.6 million at September 30, 2002. Under SFAS 109, Accounting for Income Taxes, O'Sullivan must determine if it is more likely than not that the net deferred tax assets will be realized as reductions in tax liabilities in the future. At December 31, 2001 (O'Sullivan files federal income tax returns on a calendar year basis), O'Sullivan had a net operating loss carryforward for federal income tax purposes of approximately $58.3 million. In 2009, when substantially all of the tax deductions are expected to have been taken, O'Sullivan and RadioShack are to negotiate a settlement of the then present value of the realizable tax benefits O'Sullivan has yet to deduct.

         Pursuant to SFAS 109, management projected its expected future taxable income utilizing operating performance O'Sullivan achieved in fiscal 2002 assuming O'Sullivan's performance would be no better or worse over an extended period of time. Such projections indicate that O'Sullivan will not have taxable income until 2009 when substantially all the tax benefit deductions have been taken. At that point, the projections indicate that the net operating losses existing at that time would be utilized before they expire. However, O'Sullivan currently has and is expected to have taxable losses for a number of years in the future and SFAS 109 requires objective evidence to support the more likely than not conclusion. Projections over a long time frame are inherently uncertain, and O'Sullivan cannot provide objective evidence that its operations in 2009 and beyond will produce sufficient taxable income. As a result, O'Sullivan has provided a valuation allowance on its net deferred tax assets of $18.6 million at September 30, 2002 and will continue to provide an allowance as those net deferred tax assets grow into the future until sufficient objective evidence exists about future results of operations which supports the reversal of all or part of the valuation allowance.

NOTE 7--RELATED PARTY TRANSACTIONS

         O'Sullivan Industries entered into a management services agreement with Bruckmann, Rosser, Sherrill & Co., Inc. ("BRS") for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan Industries' consolidated cash flow (as defined in the indenture related to the O'Sullivan Industries senior subordinated notes) or (b) $300,000 per year. Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility.

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

         The management fees and reimbursable expenses of $110,000 and $97,000 recognized in the first quarter of fiscal years 2003 and 2002, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations. O'Sullivan Industries paid BRS $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee. The prepaid balance at September 30, 2002 was $195,000 and is included in prepaid expenses and other current assets on the consolidated balance sheet. The amount due BRS at June 30, 2002 approximated $719,000 and is included in accrued liabilities on the consolidated balance sheet.

         At September 30, 2002, O'Sullivan held two notes receivable with a balance of approximately $329,000 from employees of O'Sullivan. O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the November 1999 recapitalization and merger. The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control, and are with full recourse to the employees. The receivables are recorded on O'Sullivan's consolidated balance sheets as an increase in stockholders' deficit.

NOTE 8--COMMITMENTS AND CONTINGENCIES

         Tax Sharing Agreement with RadioShack. Future tax sharing agreement payments are contingent on taxable income. (See Note 6) The maximum payments are fiscal 2003 -- $11.0 million; fiscal 2004 -- $9.9 million; fiscal 2005 -- $10.5 million; fiscal 2006 -- $11.3 million; and thereafter -- $41.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We are a leading ready-to-assemble furniture manufacturer in North America with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products--computer workcenters, desks, entertainment centers, audio stands, bookcases and cabinets--with retail prices ranging from $20 to $999. We have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on opportunities presented by large retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, home improvement centers and home furnishings retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and sustain our future growth.

         After several years of robust growth, the North American RTA furniture industry stalled in 2001. Our sales declined 11.5% in fiscal 2001 and 2.7% in fiscal 2002. This decline continued in the first quarter of fiscal 2003, when our sales declined 12.9%. Our sales declined for several reasons:

         o the lack of growth in sales of personal computers, which reduced the need for computer desks and workcenters;

         o the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         o liquidations and bankruptcies by a number of customers, including Montgomery Ward, Ames and Kmart;

         o        inventory reductions by our customers;

         o the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise and increased competition;

         o increasing competition from imported furniture, particularly from China; and

         o the retrenchment in business capital outlays, which reduced purchases of office furniture.

These factors will continue to affect our business throughout the remainder of fiscal 2003.

         As a result of the lower sales levels, coupled with the outcome of the arbitration proceedings with RadioShack in fiscal 2002, we incurred a net loss before dividends and accretion on preferred stock of $1.6 million and $1.4 million for the first quarters of fiscal 2003 and fiscal 2002, respectively. However, even with the lower sales level, we were able to increase our operating income to $7.9 million in the first quarter of fiscal 2003 from $6.3 million in the first quarter of fiscal 2002. Our earnings before interest, taxes, depreciation and amortization also increased to $11.2 million in fiscal 2003 from $9.7 million in the same period of fiscal 2002 due principally to lower raw material prices and reduced selling and administrative expenses.

          We purchase large quantities of raw materials, including particleboard and fiberboard. We are dependent on our outside suppliers for all of our raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases for these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly lower in fiscal 2002, and prices declined slightly in the first quarter of fiscal 2003 from the fourth quarter of fiscal 2002. Prices for fiberboard increased in the fourth quarter of fiscal 2002, but remained flat for the first quarter of fiscal 2003. We did, however, experience a price increase from several suppliers of another commodity in the second quarter of fiscal 2003. We cannot assure you that raw material prices will not increase in the future. If the demand for particleboard increases, prices may rise in 2003.

         Several manufacturers, including O'Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture segment and increasing imports. This excess capacity is causing increased competition that is expected to continue, and perhaps to intensify, through the remainder of fiscal 2003. This adversely affected our margins and results of operations in fiscal 2002, and is continuing to affect sales, margins and results of operations in fiscal 2003.

         While we have confidence in the long-term future of the RTA furniture industry, sales in the second quarter of fiscal 2003 are anticipated to be the same as or slightly lower than sales in the second quarter of fiscal 2002. We anticipate our operating earnings and EBITDA will be slightly higher than those reported for the second quarter of fiscal 2002. We cannot yet predict when our sales will return to a pattern of sales growth.

RadioShack Arbitration

         Prior to our initial public offering in 1994, we were owned by RadioShack Corporation (then named Tandy Corporation). In connection with the 1994 initial public offering of our common stock, RadioShack Corporation, TE Electronics Inc. and O'Sullivan entered into a Tax Sharing and Tax Benefit Reimbursement Agreement.

         Pursuant to the tax sharing agreement, RadioShack and O'Sullivan made an election under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of O'Sullivan Industries' assets was increased to the deemed purchase price of the assets. This additional tax basis results in increased income tax deductions and, accordingly, reduced income taxes payable by us. Pursuant to the tax sharing agreement, we pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis. Since 1994, amounts payable to RadioShack pursuant to the tax sharing agreement are recorded as current federal income tax expense in our consolidated statements of operations. As those benefits reduced our federal income tax obligations, payments were made to RadioShack as opposed to the IRS.

         We are incurring significantly higher interest expense associated with our higher debt levels in connection with the financing of our November 1999 recapitalization and merger. We believed that this increased interest expense, and certain expenses incurred to consummate the recapitalization and merger, should be taken into account in determining the payments we are required to make to RadioShack under the tax sharing agreement. RadioShack claimed we could not deduct the additional interest and expenses in determining the tax sharing payments.

         This disagreement was the subject of an arbitration hearing. In March 2002, the arbitration panel ruled in favor of RadioShack on this issue, concluding that the interest expense arising from the recapitalization and merger is not deductible in calculating the payments due from us to RadioShack under the tax sharing agreement.

         Following the issuance of the opinion, we reached a settlement of the dispute with RadioShack. Under the settlement, we paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees. We agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the six months ended June 30, 2002, we paid RadioShack $6.2 million. For the three months ended September 30, 2002, we paid RadioShack $3.1 million.

         We funded the back payment and subsequent payments from cash on hand. We expect to fund future payments from cash on hand or borrowings under our senior credit facility. Payments under the tax sharing agreement for fiscal 2003 are expected to be about $11.0 million.

         We amended our senior credit facility as a result of the arbitration settlement. The amendment excludes from the definition of consolidated fixed charges $27.0 million of the total paid by us pursuant to the tax sharing agreement through the period ended June 30, 2002.

         See "CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION."

RESULTS OF OPERATIONS

         Net Sales. Net sales for the quarter ended September 30, 2002 decreased by $10.6 million, or 12.9%, to $71.6 million from $82.2 million for the quarter ended September 30, 2001. During the quarter, sales declined in every major sales channel as the economic weakness in the United States continued.

         In January 2002, Kmart Corporation, which accounted for around 9% of our gross sales in fiscal 2002, filed for Chapter 11 bankruptcy court protection. As part of its reorganization, Kmart has closed 283 stores and has secured financing of $2 billion to help the company's cash flow while it restructures. Kmart hopes to emerge from Chapter 11 in 2003. We resumed shipments to Kmart on a post-petition basis after the filing and anticipate significant sales to Kmart in the future. However, there can be no assurance that we will ship as much to Kmart as we did in prior periods or that Kmart will be successful in its restructuring efforts.

         In August 2002, Ames Department Stores, Inc. decided to close all of its stores and liquidate. We had anticipated sales to Ames would be less than 2% of our gross sales in fiscal 2003.

         Gross Profit. Gross profit decreased to $20.0 million, or 27.9% of sales, for the three month period ended September 30, 2002, from $20.5 million, or 24.9% of sales, for the comparable prior year quarter. Fiscal 2003 first quarter gross profit dollars declined because of lower sales. The gross margin percentage increased primarily because of lower material costs, particularly for particleboard, as compared to prices in the same period in fiscal 2002.

         Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $12.1 million, or 16.9% of sales, for the three month period ended September 30, 2002, from $14.2 million, or 17.2% of sales, for the quarter ended September 30, 2001. In fiscal 2003, incentive compensation and profit sharing expenses decreased because of our lower sales and financial performance. Legal fees increased costs in fiscal 2002 due to the RadioShack arbitration. Freight out, commissions and store display expense were also lower in fiscal 2003 compared to the prior year.

         Depreciation and Amortization. Depreciation and amortization expenses decreased to $3.3 million for the first quarter of fiscal 2003 compared to $3.4 million for the first quarter of fiscal 2002.

         Operating Income. Operating income increased $1.6 million to $7.9 million for the quarter ended September 30, 2002 from $6.3 million in the quarter ended September 30, 2001. Lower material prices were partially offset by lower sales in the three months ended September 30, 2002. Reduced incentive compensation and profit sharing expense as well as lower freight out expense, commission costs and store display expense contributed to the increased operating income during the quarter.

         Net Interest Expense. Net interest expense decreased from $8.5 million in the first quarter of fiscal 2002 to $6.4 million in the first quarter of fiscal 2003. Interest expense decreased due to the change in fair value of our interest rate collar as well as our repayment of debt and lower variable interest rates on a portion of our debt. The following table describes the components of net interest expense.

                                                         Three months ended
                                                           September 30,
                                                     ---------------------------
                                                           (in thousands)
                                                         2002           2001
                                                     -----------   ------------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                               $     5,876   $      6,343
Interest income                                              (58)           (91)
        Non-cash items:
Interest expense on O'Sullivan Holdings note                 594            528
Interest rate collar                                        (584)         1,201
Amortization of debt discount                                144            125
Amortization of loan fees                                    403            403
                                                     -----------   ------------
Net interest expense                                 $     6,375   $      8,509
                                                     ===========   ============

         Income Tax Provision (Benefit). We recorded tax expense of $3.1 million for the first quarter of fiscal 2003 that included an increase in the valuation allowance of $2.6 million. Since our initial public offering by RadioShack in 1994, the benefits of the tax deductions under the tax sharing agreement have been accounted for as income taxes. As those benefits reduced our federal income tax obligations, payments were made to RadioShack as opposed to the IRS. Since the recapitalization in 1999 and prior to the settlement of the arbitration proceedings with RadioShack, we made an $800,000 payment to RadioShack as we had little taxable income to utilize the tax deductions. These deductions resulted in net operating losses for federal tax purposes for which we recorded no deferred tax assets as such deductions were assets of RadioShack under the tax sharing agreement.

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

         As a result of the arbitration decision and settlement, we paid $21.5 million to RadioShack in May 2002 relating to periods through December 31, 2001. We also paid RadioShack an additional $6.2 million for the six months ended June 30, 2002 and $3.1 million for the quarter ended September 30, 2002. We recorded these payments as a deferred tax asset. We have a net deferred tax asset of approximately $18.6 million at September 30, 2002. At December 31, 2001 (we file federal income tax returns on a calendar year basis), we had a net operating loss carryforward for federal income tax purposes of approximately $58.3 million. In 2009, when substantially all of the tax deductions are expected to have been taken, O'Sullivan and RadioShack are to negotiate a settlement of the then present value of the realizable tax benefits we have yet to deduct.

         Pursuant to SFAS 109, we have provided a valuation allowance on our net deferred tax assets of $18.6 million at September 30, 2002 and will continue to provide an allowance as those net deferred tax assets grow into the future until sufficient objective evidence exists about future results of operations which supports the reversal of all or part of the valuation allowance. See Note 6 to the accompanying consolidated financial statements.

         Net Loss. Net loss increased $122,000 from a loss of $1.4 million in the first quarter of fiscal 2002 to a loss of $1.6 million in the first quarter of fiscal 2003 due to increased tax expense, partially offset by lower raw material costs, decreased selling and administrative expenses and lower interest expense.

         EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, increased by $1.5 million to $11.2 million for the quarter ended September 30, 2002 from $9.7 million for the prior year quarter. EBITDA for the fiscal 2003 first quarter increased primarily due to lower material costs and lower selling and administrative expenses, partially offset by lower sales.


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

         The following table reconciles net loss to EBITDA for the first quarters of fiscal 2003 and 2002.

                                                   Three months ended
                                                     September 30,
                                              -----------------------------
                                                     (in thousands)
                                                     2002          2001
                                                ------------   -----------
Net loss                                        $    (1,558)   $   (1,436)
Income tax provision (benefit)                         3,097         (776)
Interest expense, net                                  6,375         8,509
                                                ------------   -----------
Operating income                                       7,914         6,297
Depreciation and amortization                          3,264         3,421
                                                ------------   -----------
EBITDA                                          $     11,178   $     9,718
                                                ============   ===========

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below. Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facility and notes, to pay RadioShack amounts due under the tax sharing agreement and to provide for working capital and capital expenditures. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility.

         Working Capital. As of September 30, 2002, cash and cash equivalents totaled $13.3 million. Net working capital was $59.1 million at September 30, 2002 compared to $62.6 million at June 30, 2002.

         Operating Activities. Net cash used by operating activities for the three months ended September 30, 2002 was $7,000 compared to net cash provided of $16.4 million for the three months ended September 30, 2001. Cash flow from operations decreased year-over-year for the following reasons.

      o During the first quarter of fiscal 2002, accounts payable increased $5.9 million from unusually low levels on June 30, 2001 when production was shut down for two weeks. Accounts payable increased $1.0 million during the first quarter of fiscal 2003 due to a shutdown of only one week. Accounts payable balances at September 30, 2002 are lower than the balances at September 30, 2001 because of lower production levels this year and the timing of a large purchase last year.

      o Profit sharing and incentive compensation payments during the first quarter of fiscal 2003 were approximately $3.0 million higher than in the first quarter of fiscal 2002 because of the respective prior year financial results. Changes in the accrued balances for profit sharing and incentive compensation decreased the cash provided by operations an additional $1.1 million.

      o Increases in accrued advertising provided net cash of $1.2 million in fiscal 2003 compared to $3.9 million during the first quarter of fiscal 2002. The decrease this year was due to lower sales and associated decreases in vendor incentive programs. Cash payments were also accelerated for a particular customer that changed its pattern of claiming certain incentives.

      o In fiscal 2003, increases in inventories absorbed $4.6 million of cash, compared with only $653,000 in fiscal 2002.

      o During the September 2002 quarter, we paid RadioShack $3.1 million under the tax sharing agreement.

      o In fiscal 2003, the liability associated with the interest rate collar declined by $584,000 as opposed to a $1.2 million increase in fiscal 2002.

      o Trade receivables declined $2.8 million in fiscal 2003 as opposed to a $169,000 increase in fiscal 2002. The decline was due to lower sales in fiscal 2003 and shorter terms.

         Investing Activities. We invested $1.6 million for capital expenditures for the three months ended September 30, 2002 compared to $4.1 million for the prior year three month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $5.0 to $8.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility.

         Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at September 30, 2002 was $241.4 million consisting of:

      o $111.6 million in a senior secured credit facility consisting of a five year $24.6 million term loan A, a seven and one-half year $87.0 million term loan B and a $40.0 million revolving line of credit, with no borrowings at September 30, 2002. The current portion of these term loans was approximately $8.5 million at September 30, 2002. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.9 million.

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

      o $19.8 million, including $4.8 million of interest added to the principal of the note, in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated indebtedness to recorded book value at September 30, 2002 is as follows:

                                                             Original
                                                              Issue
                                                              Discount       Warrants
                               Consolidated     Current        Net of         Net of         Recorded
                              Indebtedness     Portion        Accretion      Accretion      Book Value
                              -------------    --------      -----------    -----------     -----------
                                                           (in thousands)
Term loan A                   $      24,583    $ (6,572)     $        --    $        --     $    18,011
Term loan B                          87,063      (1,923)              --             --          85,140
                              -------------    --------      -----------    -----------     -----------
Senior secured credit               111,646      (8,495)              --             --         103,151
Senior subordinated note            100,000          --           (1,633)        (2,926)         95,441
Industrial revenue bonds             10,000          --               --             --          10,000
Senior note                          19,789          --               --         (2,982)         16,807
                              -------------    --------      -----------    -----------     -----------
Total                         $     241,435    $ (8,495)     $    (1,633)   $    (5,908)    $   225,399
                              =============    ========      ===========    ===========     ===========

         During the three months ended September 30, 2002, we made regularly scheduled principal payments of $886,000 against the term loans included in our senior secured credit facility. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our credit facility was approximately $21.4 million at September 30, 2002. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility. In October 2002, we paid an additional $4.1 million of principal on the amounts outstanding under the senior credit facility and increased the revolving credit line borrowings by $4.1 million.

         The credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. The financial covenants contained in the credit facility, as amended, are as follows:

      o Our consolidated leverage ratio must be less than 4.35. The ratio at September 30, 2002 was 3.87. At June 30, 2003, our consolidated leverage ratio must be less than 4.00.

      o Our consolidated interest coverage ratio must be greater than 2.00. The ratio at September 30, 2002 was 2.26. At June 30, 2003, our consolidated interest coverage ratio must be greater than 2.00.

      o Our consolidated fixed charge coverage ratio must be greater than 1.10. The ratio at September 30, 2002 was 1.57. At June 30, 2003, our consolidated fixed charge coverage ratio must be greater than 1.10.

      o Our senior debt coverage ratio must be less than 2.50. The ratio at September 30, 2002 was 2.13. At June 30, 2003, our senior debt coverage ratio must be less than 2.35.

      o Our consolidated EBITDA must be at least $53 million for the fiscal year ending June 30, 2003.

EBITDA and consolidated interest expense as defined in the credit facility for the twelve months ended September 30, 2002 were $57.2 million and $25.3 million, respectively. O'Sullivan Industries is the borrower under the credit facility, so the covenants do not include the $19.8 million senior note of O'Sullivan Industries Holdings, Inc. or interest on the note. Pursuant to an amendment to our senior credit facility, $27.0 million of our payments to RadioShack under the tax sharing agreement through the period ending June 30, 2002 are excluded from the definition of consolidated fixed charges and thus from calculations of the consolidated fixed charge coverage ratio.

         In addition, the agreements effectively prohibit the payment of dividends on our stock. At September 30, 2002, we were in compliance with all applicable debt covenants.

         As required under the senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at September 30, 2002, we would have been required to pay the counter-party approximately $1.5 million. The counter-party to our interest rate collar provides us with the payment amount that would be required to terminate the collar as of the end of each quarter. We recorded the change in fair value of the collar as increased or decreased interest expense in the consolidated statements of operations and included the resulting liability in accrued liabilities on the consolidated balance sheets.

         See the overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of the Settlement Agreement with RadioShack on our liquidity and financial condition.

         The following table illustrates our contractual obligations due in the future:

                                                                          Payments Due by Period
                                                     --------------------------------------------------------------
                                                                              (in thousands)
                                                         Less
                                                        than 12           12-36          36-60            After
     Contractual Obligations             Total          months            months         months         60 months
     -----------------------          ------------   -------------    -------------   ------------   --------------
Long-term debt                        $    241,435   $       8,495    $      19,762   $     83,389   $      129,789

Tax Benefit payments to
RadioShack(1)
Capital lease obligations                       --              --               --             --               --
Operating leases--unconditional              4,534           1,479            2,666            389               --
Other long-term obligations                    676             268              394             14               --
                                      ------------   -------------    -------------   ------------   --------------
Total contractual cash obligations    $    246,645   $      10,242    $      22,822   $     83,792   $      129,789
                                      ============   =============    =============   ============   ==============
(1) Payments to RadioShack are
contingent on taxable income.
The maximum payments are:             $     81,077   $      10,337    $      20,770   $     24,116   $       25,854
                                      ============   =============    =============   ============   ==============

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

         On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring, asset impairments, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        o We derive our revenue from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. For all sales, we use purchase orders from the customer, whether oral, written or electronically transmitted, as evidence that a sales arrangement exists. Generally, delivery occurs when product is delivered to a common carrier or private carrier, with standard terms being FOB shipping point. We assess whether the price is fixed and determinable based upon the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. Collateral is not requested from the customers.

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

        o We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. Obsolete and slow-moving inventory reserves were approximately $5.8 million and $4.9 million at September 30, 2002 and 2001, respectively.

        o We record our deferred tax assets at the amount that the asset is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, our determinations can change. If we objectively determine it was more likely than not we would be able to realize our deferred tax assets in the future in excess of our recorded amount, we would reduce our valuation allowance, increasing income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our recorded gross deferred tax assets in the future, we would increase our valuation allowance, decreasing income in the period such determination was made.

        o We periodically review our long-lived assets, including property and equipment, for impairment and determine whether an event or change in facts and circumstances indicates their carrying amount may not be recoverable. We determine recoverability of the assets by comparing the carrying amount of the assets to the net future undiscounted cash flows expected to be generated by those assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized. Adverse economic conditions could cause us to record impairment charges in the future.

        o We assess goodwill regularly for impairment by applying a fair-value-based test, using the enterprise as the reporting unit. If the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss. Adverse economic conditions could cause us to record impairment charges in the future.

        o In the second quarter of fiscal 2001, we recorded asset impairment charges, employee termination benefits and other exit costs totaling $10.5 million related to a business restructuring plan to reduce production capacity and operating expenses. The restructuring plan included closing our Cedar City, Utah facility and a reduction in our staff at our Lamar, Missouri facility. The asset impairment charges related to land, building and equipment located in Cedar City, Utah. The land and building and a limited amount of equipment are still for sale. If market conditions deteriorate further, additional write-downs on the land, building and equipment may be necessary.

         CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION.

         Certain portions of this Report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "expect," "anticipate" or "plan." These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements. Factors and possible events which could cause results to differ include:

        o loss of liquidity due to the arbitration panel's opinion in RadioShack Corporation v. O'Sullivan Industries Holdings, Inc.;

        o significant indebtedness that may limit our financial and operational flexibility;

        o changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, including new domestic or foreign entrants into the industry, customer acceptance of existing and new products, terrorist attacks or otherwise, as we are experiencing now;

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

        o loss of or reduced sales to significant customers as a result of bankruptcy, liquidation, merger, acquisition or any other reason, as occurred with the liquidation of Montgomery Ward in fiscal 2001, the liquidation of Ames in 2002 and with the reorganization of Service Merchandise Co., Inc. in 2000;

        o actions of current or new competitors, foreign or domestic, that increase competition with our products or prices;

        o the consolidation of manufacturers in the ready-to-assemble furniture industry;

        o     increased advertising costs associated with promotional efforts;

        o     increased interest rates;

        o pending or new litigation or governmental regulations such as the recently settled arbitration involving RadioShack;

        o other uncertainties which are difficult to predict or beyond our control; and

        o the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2002.

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

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in our raw material prices would affect our cost of sales by approximately $1.7 million annually.

         As noted above, in fiscal 2000 we encountered price increases in certain commodities, which reduced our gross margin. During fiscal 2001, prices for these products declined, which helped gross margins. Prices for these and other commodities will continue to fluctuate.

ITEM 4. CONTROLS AND PROCEDURES.

         O'Sullivan maintains disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in O'Sullivan's Exchange Act reports is recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to O'Sullivan's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, O'Sullivan carried out an evaluation, under the supervision and with the participation of O'Sullivan's management, including O'Sullivan's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of O'Sullivan's disclosure controls and procedures. Based on the foregoing, O'Sullivan's Chief Executive Officer and Chief Financial Officer concluded that O'Sullivan's disclosure controls and procedures were effective.

         There have been no significant changes in O'Sullivan's internal controls or in other factors that could significantly affect the internal controls subsequent to the date O'Sullivan completed its evaluation. Therefore, no corrective actions were taken.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On September 24, 2002, Montgomery Ward, LLC, et al., Debtor in Possession, filed suit against O'Sullivan in the United States Bankruptcy Court, District of Delaware, alleging that payments made by Montgomery Ward within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan by Montgomery Ward, together with interest. The alleged payments aggregate $3.7 million. We received the summons in this action on October 29, 2002.

         O'Sullivan plans to defend itself vigorously in this matter and is carefully reviewing its defenses.

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



                                O'SULLIVAN INDUSTRIES HOLDINGS, INC.



Date: November 13, 2002         By:           /s/ Richard D. Davidson
                                   --------------------------------------------
                                                Richard D. Davidson
                                                   President and
                                              Chief Executive Officer



Date: November 13, 2002         By:             /s/ Phillip J. Pacey
                                   --------------------------------------------
                                                  Phillip J. Pacey
                                             Senior Vice President and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

   I, Richard D. Davidson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of O'Sullivan Industries Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    November 13, 2002                   /s/ Richard D. Davidson
                                      ---------------------------------------
                                               Richard D. Davidson
                                      President and Chief Executive Officer

                                  CERTIFICATION

   I, Phillip J. Pacey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of O'Sullivan Industries Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    November 13, 2002                   /s/ Phillip J. Pacey
                                     --------------------------------------
                                               Phillip J. Pacey
                                          Senior Vice President and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

 Exhibit No.                                          Description                              Page No.
 -----------                                          -----------                              --------
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

     99.1      Certificate of chief executive officer under Section 906 of the
               Sarbanes-Oxley Act of  2002                                                     26

     99.2      Certificate of chief financial officer under Section 906 of the
               Sarbanes-Oxley Act 2002                                                         27