Form 10-Q
period 2002-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2003-02-13
CIK 915354

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

      As of February 10, 2003, 1,368,000 shares of common stock of O'Sullivan Industries Holdings, Inc., par value $0.01 per share, were outstanding.
================================================================================

                      The Index to Exhibits is on page 26.

                                                      PART  I

ITEM 1.  FINANCIAL STATEMENTS.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except for share data)

                                                                                                     December 31,     June 30,
                            Assets                                                                       2002           2002
                                                                                                     ------------    ---------
Current assets:
     Cash and cash equivalents                                                                        $   8,968      $  15,777
     Trade receivables, net of allowance for doubtful accounts
         of $4,414 and $4,101, respectively                                                              37,762         37,035
     Inventories, net                                                                                    49,028         52,397
     Prepaid expenses and other current assets                                                            3,280          2,765
                                                                                                      ---------      ---------
              Total current assets                                                                       99,038        107,974

Property, plant and equipment, net                                                                       76,188         79,144
Other assets                                                                                             18,283         19,226
Goodwill, net of accumulated amortization                                                                38,088         38,088
                                                                                                      ---------      ---------
                  Total assets                                                                        $ 231,597      $ 244,432
                                                                                                      =========      =========

             Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                                 $   8,076      $  10,887
     Current portion of long-term debt                                                                    4,749          4,430
     Accrued advertising                                                                                 15,763         11,680
     Accrued liabilities                                                                                 11,033         18,399
                                                                                                      ---------      ---------
              Total current liabilities                                                                  39,621         45,396

Long-term debt, less current portion                                                                    225,544        230,206
Other liabilities                                                                                         6,240          6,040
                                                                                                      ---------      ---------
                  Total liabilities                                                                     271,405        281,642

Commitments and contingent liabilities (Notes 3, 6, 7 and 8)

Mandatorily redeemable senior preferred stock, $0.01 par value; $35,311 and
     $33,312 liquidation value including accumulated dividends at December 31,
     2002 and June 30, 2002, respectively; 17,000,000 shares authorized,
     16,431,050 issued                                                                                   20,044         18,319

Stockholders' deficit:
     Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
         none issued                                                                                         --             --
     Junior preferred stock, Series B, $0.01 par value; at liquidation value including
         accumulated dividends; 1,000,000 shares authorized, 529,009.33 issued                           80,077         74,838
     Common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000
         issued                                                                                              14             14
     Additional paid-in capital                                                                          13,053         13,053
     Retained deficit                                                                                  (152,446)      (142,792)
     Notes receivable from employees                                                                       (332)          (337)
     Accumulated other comprehensive loss                                                                  (218)          (305)
                                                                                                      ---------      ---------
              Total stockholders' deficit                                                               (59,852)       (55,529)
                                                                                                      ---------      ---------
                  Total liabilities and stockholders' deficit                                         $ 231,597      $ 244,432
                                                                                                      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                    Three months ended              Six months ended
                                                        December 31,                  December 31,
                                                  -----------------------       -------------------------
                                                    2002           2001            2002            2001
                                                  --------       --------       ---------       ---------
Net sales                                         $ 79,111       $ 84,313       $ 150,668       $ 166,506
Cost of sales                                       59,384         62,649         110,968         124,374
                                                  --------       --------       ---------       ---------

Gross profit                                        19,727         21,664          39,700          42,132
                                                  --------       --------       ---------       ---------

Operating expenses:
     Selling, marketing and administrative          11,618         13,194          23,677          27,365
                                                  --------       --------       ---------       ---------

Operating income                                     8,109          8,470          16,023          14,767

Other income (expense):
   Interest expense                                 (6,191)        (6,797)        (12,624)        (15,397)
   Interest income                                      48             76             106             167
                                                  --------       --------       ---------       ---------

Income (loss) before income tax provision            1,966          1,749           3,505            (463)
Income tax provision (benefit)                       3,098            613           6,195            (163)
                                                  --------       --------       ---------       ---------

Net income (loss)                                   (1,132)         1,136          (2,690)           (300)
Dividends and accretion on preferred stock          (3,482)        (3,002)         (6,964)         (6,004)
                                                  --------       --------       ---------       ---------

Net loss attributable to common stockholders      $ (4,614)      $ (1,866)      $  (9,654)      $  (6,304)
                                                  ========       ========       =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Six months ended
                                                                                          December 31,
                                                                                     -----------------------
                                                                                       2002          2001
                                                                                     --------       --------
Cash flows provided by operating activities:
     Net loss                                                                        $ (2,690)      $   (300)
     Adjustments to reconcile net loss to net cash provided by operating activities:
              Depreciation and amortization                                             6,572          7,029
              Amortization of debt issuance cost                                          805            805
              Amortization of debt discount and accrued interest on senior note         1,505          1,339
              Interest rate collar                                                     (1,308)           927
              Bad debt expense                                                            579          1,017
              Loss on disposal of assets                                                   25            166
              Accrual of special payment on options to purchase Series A junior
                  preferred stock                                                         599            524
     Changes in current assets and liabilities:
              Trade receivables                                                        (1,306)         3,070
              Inventories                                                               3,369          5,483
              Other assets                                                               (434)           356
              Accounts payable, accrued liabilities and other liabilities              (6,002)         5,838
                                                                                     --------       --------
Net cash provided by operating activities                                               1,714         26,254
                                                                                     --------       --------

Cash flows used for investing activities:
     Capital expenditures                                                              (2,704)        (5,942)
                                                                                     --------       --------

Cash flows used for financing activities:
     Repayment of borrowings                                                           (5,819)        (6,772)
                                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                                   (6,809)        13,540
Cash and cash equivalents, beginning of period                                         15,777          7,060
                                                                                     --------       --------
Cash and cash equivalents, end of period                                             $  8,968       $ 20,600
                                                                                     ========       ========

Non-cash financing activities:
     Capital expenditures included in accounts payable                               $   (788)      $    321
     Dividends accrued but not paid                                                     7,237          6,341

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the six months ended December 31, 2002
                                 (in thousands)

                                 Series B junior
                                 preferred stock      Common stock     Additional
                               ------------------   ----------------     paid-in
                               Shares     Dollars   Shares   Dollars     capital
                               ------     -------   ------   -------   ----------
Balance, June 30, 2002           529     $ 74,838   1,368     $  14      $13,053
 Net loss
 Other comprehensive income
 Loans to employees-interest
     income
 Repayment of employee
     loans
 Dividends and accretion on
     senior preferred stock
 Dividends and accretion on
     junior preferred stock                 5,239
                                 ---     --------   -----     -----      -------
Balance, December 31, 2002       529     $ 80,077   1,368     $  14      $13,053
                                 ===     ========   =====     =====      =======

                                                   Notes      Accumulated     Total
                                                receivable       other        stock-
                                   Retained         from     comprehensive    holders'   Comprehensive
                                    deficit      employees       loss         deficit         loss
                                   --------     ----------   -------------    -------    -------------
Balance, June 30, 2002             $(142,792)    $   (337)      $  (305)     $(55,529)
 Net loss                             (2,690)                                  (2,690)      $(2,690)
 Other comprehensive income                                          87            87            87
 Loans to employees-interest
     income                                           (12)                        (12)
 Repayment of employee
     loans                                             17                          17
 Dividends and accretion on
     senior preferred stock           (1,725)                                 (1,725)
 Dividends and accretion on
     junior preferred stock           (5,239)                                     --
                                   ---------     --------       -------      --------       -------
Balance, December 31, 2002         $(152,446)    $   (332)      $  (218)     $(59,852)      $(2,603)
                                   =========     ========       =======      ========       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      O'SULLIVAN INDUSTRIES HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

NOTE 2--DERIVATIVE FINANCIAL INSTRUMENTS

      As required under O'Sullivan's senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar. The collar, which expires in March 2003, is based on three-month LIBOR and has a floor of 6.43% and a ceiling of 8.75%. O'Sullivan recorded a reduction of interest expense of $724,000 and $274,000 for the quarters ended December 31, 2002 and December 31, 2001, respectively. These amounts represent the changes in fair value of the interest rate collar. For the six months ended December 31, 2002 and December 31, 2001, O'Sullivan recognized additional (reduced) interest expense associated with the interest rate collar of $(1.3 million) and $927,000, respectively. To terminate this contract at December 31, 2002 and June 30, 2002, O'Sullivan would have been required to pay the counter-party approximately $783,000 and $2.1 million, respectively. The fair value of the interest rate collar is included in accrued liabilities in the accompanying consolidated balance sheets.

NOTE 3--NEW ACCOUNTING STANDARDS

      In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This issue addresses the income statement classification of slotting fees, cooperative advertising arrangements and buydowns. The consensus requires that certain customer promotional payments that O'Sullivan previously classified as selling expenses be classified as a reduction of revenue. O'Sullivan adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales. Its adoption by O'Sullivan had no impact on operating income (loss) or net income (loss). As a result of the adoption of EITF 00-25, for the quarter and six months ended December 31, 2001, $3.6 million and $7.7 million, respectively, was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense.

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. O'Sullivan adopted this pronouncement effective July 1, 2002. The adoption of SFAS 144 had no effect on O'Sullivan's results of operations but did impact its balance sheet presentation as described below.

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

NOTE 4--SHIPPING AND HANDLING COSTS

      O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses. Freight out costs included in selling, marketing and administrative expenses in the second quarters of fiscal 2003 and fiscal 2002 were approximately $1.5 million and $2.2 million, respectively. Freight out costs in the six months ended December 31, 2002 and 2001 were $3.6 million and $4.5 million, respectively.

NOTE 5--INVENTORY

      Inventory, net, consists of the following:

                                      December 31,      June 30,
                                          2002            2002
                                      ------------      --------
                                             (in thousands)
                   Finished goods       $34,219         $39,199
                   Work in process        5,211           5,158
                   Raw materials          9,598           8,040
                                        -------         -------
                                        $49,028         $52,397
                                        =======         =======

NOTE 6--INCOME TAXES

      O'Sullivan recorded tax expense of $3.1 million and $6.2 million for the three months and six months ended December 31, 2002 that included a valuation allowance of $2.4 million and $5.0 million, respectively.

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

      On June 29, 1999, RadioShack filed a complaint against O'Sullivan in the District Court of Texas in Tarrant County. RadioShack's complaint sought a court order compelling O'Sullivan to submit to a dispute resolution process. O'Sullivan argued that no dispute existed because at that time the recapitalization and merger had not closed. On October 8, 1999, the court ordered O'Sullivan to commence dispute resolution procedures before an arbitrator, according to the terms of the tax sharing agreement. Mediation efforts failed to resolve the issue. Arbitrators were selected to hear the dispute, the arbitration was heard in October 2001 and briefing of the issue followed.

      In March 2002, the arbitration panel ruled in favor of RadioShack on this issue, concluding that the interest expense arising from the recapitalization and merger is not deductible in calculating the payments due from O'Sullivan to RadioShack under the tax sharing agreement.

      Following the issuance of the opinion, O'Sullivan reached a settlement of the dispute with RadioShack. Under the settlement, O'Sullivan paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees. O'Sullivan agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the six months ended June 30, 2002, O'Sullivan paid RadioShack $6.2 million. For the three months and six months ended December 31, 2002, O'Sullivan paid RadioShack $3.1 million and $6.2 million, respectively.

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

      As a result of the arbitration and settlement, O'Sullivan has to make payments to RadioShack before all of O'Sullivan's deductions on its federal income tax return reduce federal taxes. In effect, O'Sullivan contractually prepays tax benefits to RadioShack that may be recovered by O'Sullivan from federal income tax liabilities in the future.

      O'Sullivan has recorded the $33.9 million in payments pursuant to the settlement agreement as a deferred tax asset. O'Sullivan has a net deferred tax asset of approximately $21.0 million at December 31, 2002. Under

SFAS 109, Accounting for Income Taxes, O'Sullivan must determine if it is more likely than not that the net deferred tax assets will be realized as reductions in tax liabilities in the future. At December 31, 2002 (O'Sullivan files federal income tax returns on a calendar year basis), O'Sullivan had a net operating loss carryforward for federal income tax purposes of approximately $73.0 million. In 2009, when substantially all of the tax deductions are expected to have been taken, O'Sullivan and RadioShack are to negotiate a settlement of the then present value of the realizable tax benefits O'Sullivan has yet to deduct.

      Pursuant to SFAS 109, management projected its expected future taxable income utilizing operating performance O'Sullivan achieved in fiscal 2002 assuming O'Sullivan's performance would be no better or worse over an extended period of time. Such projections indicate that O'Sullivan will not have taxable income until 2009 when substantially all the tax benefit deductions have been taken. At that point, the projections indicate that the net operating losses existing at that time would be utilized before they expire. However, O'Sullivan currently has and is expected to have taxable losses for a number of years in the future and SFAS 109 requires objective evidence to support the more likely than not conclusion. Projections over a long time frame are inherently uncertain, and O'Sullivan cannot provide objective evidence that its operations in 2009 and beyond will produce sufficient taxable income. As a result, O'Sullivan has provided a valuation allowance on its net deferred tax assets of $21.0 million at December 31, 2002 and will continue to provide an allowance as those net deferred tax assets grow into the future until sufficient objective evidence exists about future results of operations which supports the reversal of all or part of the valuation allowance.

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

      The management fees and reimbursable expenses of $116,000 and $122,000 recognized in the second quarter of fiscal years 2003 and 2002, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations. Management fees and expenses for the six months ending December 31, 2002 and 2001 were $233,000 and $220,000, respectively. O'Sullivan Industries paid BRS $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and an additional $305,000 as a prepayment of the fiscal 2003 management fee. The prepaid balance at December 31, 2002 was $66,000 and is included in prepaid expenses and other current assets on the consolidated balance sheet. The amount due BRS at June 30, 2002 approximated $719,000 and is included in accrued liabilities on the consolidated balance sheet.

      At December 31, 2002, O'Sullivan held two notes receivable with a balance of approximately $332,000 from employees of O'Sullivan. O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the November 1999 recapitalization and merger. The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control, and are with full recourse to the employees. The receivables are recorded on O'Sullivan's consolidated balance sheets as an increase in stockholders' deficit.

NOTE 8--COMMITMENTS AND CONTINGENCIES

      Tax Sharing Agreement with RadioShack. Future tax sharing agreement payments are contingent on taxable income. (See Note 6.) The maximum payments are fiscal 2003, including $6.2 million paid through December 31, 2002 -- $11.0 million; fiscal 2004 -- $9.9 million; fiscal 2005 -- $10.5 million; fiscal 2006 -- $11.3 million; and thereafter -- $41.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      We are a leading ready-to-assemble furniture manufacturer in North America with over 45 years of experience. We design, manufacture and distribute a broad range of RTA furniture products--computer workcenters, desks, entertainment centers, audio stands, bookcases and cabinets--with retail prices ranging from $20 to $999. We have committed substantial resources to the development and implementation of a diversified sales, marketing and product strategy in order to capitalize on opportunities presented by large retail channels of distribution and changes in consumer demographics and preferences. We have structured our business to offer a wide variety of RTA furniture products through popular retail distribution channels, including office superstores, discount mass merchants, electronic superstores, home improvement centers and home furnishings retailers. We continue to strive towards building long-term relationships with quality retailers in existing and emerging high growth distribution channels to develop and grow our business.

      Our sales declined 6.2% in the second quarter of fiscal 2003 and 9.5% for the first six months of fiscal 2003. This decline continued the sales decreases experienced by us in fiscal 2001 and fiscal 2002. Our sales declined for several reasons:

      - the lack of growth in sales of personal computers, which reduced the need for computer desks and workcenters;

      - increasing competition from imported furniture, particularly from China;

      - the slowdown of economic growth and consumer spending in the United States;

      - liquidations and bankruptcies by a number of customers, including Montgomery Ward, Ames and Kmart;

      -     inventory reductions by our customers;

      - the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise and increased competition; and

      - the retrenchment in business capital outlays, which reduced purchases of office furniture.

These factors will continue to affect our business throughout the remainder of fiscal 2003.

      As a result of the lower sales levels, coupled with the outcome of the arbitration proceedings with RadioShack in fiscal 2002, we incurred a net loss before dividends and accretion on preferred stock of $1.1 million for the second quarter of fiscal 2003 compared with net income of $1.1 million for the second quarter of fiscal 2002. For the first half of fiscal 2003, our net loss before dividends and accretion on preferred stock was $2.7 million compared to a net loss of $300,000 for the first half of fiscal 2002. Operating income declined to $8.1 million in the second quarter for fiscal 2003 from $8.5 million in fiscal 2002. For the first half of fiscal 2003, our operating income was $16.0 million, compared with $14.8 million in the first half of fiscal 2002.

      We purchase large quantities of raw materials, including particleboard and fiberboard. We are dependent on our outside suppliers for all of our raw materials. Therefore, we are subject to changes in the prices charged by our suppliers. In fiscal 2000, our operating income was reduced by price increases for these commodities. In fiscal 2001, particleboard and fiberboard prices declined, increasing our operating income in the latter portion of the year. Industry pricing for particleboard was flat to slightly lower in fiscal 2002, and prices declined in the first half of fiscal 2003 from the fourth quarter of fiscal 2002. Prices for fiberboard increased in the fourth quarter of fiscal 2002, but remained flat for the first half of fiscal 2003. We did, however, experience a price increase from several suppliers of another commodity in the second quarter of fiscal 2003. We cannot assure you that raw material prices will not increase in the future. If the demand for particleboard increases, prices may also increase.

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

         While we have confidence in the long-term future of the RTA furniture industry, given our current sales trends in this economic environment, we expect gross sales in the third quarter of fiscal 2003 will be about 15% lower than sales in the third quarter of fiscal 2002. We anticipate our fiscal 2003 third quarter operating income to decline approximately 20% to 30% from the fiscal 2002 third quarter. We cannot yet predict when our sales will return to a pattern of sales growth.

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

      Following the issuance of the opinion, we reached a settlement of the dispute with RadioShack. Under the settlement, we paid RadioShack $21.5 million in May 2002 to cover all amounts due through December 31, 2001; RadioShack waived interest on the payments and its attorneys' fees. We agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger. For the six months ended June 30, 2002, we paid RadioShack $6.2 million. For the three months and six months ended December 31, 2002, we paid RadioShack $3.1 million and $6.2 million, respectively.

      We funded the back payment and subsequent payments from cash on hand. We expect to fund future payments from cash on hand or borrowings under our senior credit facility. Payments under the tax sharing agreement for the remainder of fiscal 2003 are expected to be about $4.8 million.

      We amended our senior credit facility as a result of the arbitration settlement. The amendment excludes from the definition of consolidated fixed charges $27.0 million of the total paid by us pursuant to the tax sharing agreement through the period ended June 30, 2002.

      See "CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION."

RESULTS OF OPERATIONS

      Net Sales. Net sales for the quarter ended December 31, 2002 decreased by $5.2 million, or 6.2%, to $79.1 million from $84.3 million for the quarter ended December 31, 2001. Net sales for the six months ended December 31, 2002 decreased by $15.8 million, or 9.5%, to $150.7 million from $166.5 million for the six months ended December 31, 2001. Our sales declined in every major channel due to the economic uncertainties in the United States and the other reasons cited above. Most of the decline for the quarter and six months was due to a decline in unit volume, although the average price per unit declined slightly.

      In January 2002, Kmart Corporation, which accounted for around 9% of our gross sales in fiscal 2002, filed for Chapter 11 bankruptcy court protection. As part of its reorganization, Kmart has closed 283 stores and has announced that it plans to close an additional 316 stores. Kmart has secured financing of $2 billion to help the company's cash flow while it restructures. Kmart has filed a plan of reorganization to emerge from Chapter 11 in 2003. We resumed shipments to Kmart on a post-petition basis after the filing and anticipate significant sales to Kmart in the future. However, there can be no assurance that we will ship as much to Kmart as we did in prior periods or that Kmart will be successful in its restructuring efforts.

      In August 2002, Ames Department Stores, Inc. decided to close all of its stores and liquidate. We had anticipated sales to Ames would be less than 2% of our gross sales in fiscal 2003.

      Gross Profit. Gross profit decreased to $19.7 million, or 24.9% of sales, for the three month period ended December 31, 2002, from $21.7 million, or 25.7% of sales, for the comparable prior year quarter. The gross margin percentage for the second quarter of fiscal 2003 declined primarily because of lower sales and operating levels, partially offset by lower material costs, particularly for particleboard. For the six months ended December 31, 2002, gross profit declined to $39.7 million, or 26.3% of sales, from $42.1 million, or 25.3% of sales. The gross profit percentage increased for the first half of fiscal 2003 compared to the prior year period as lower material prices offset the effects of lower sales and operating volumes.

      Selling, Marketing and Administrative Expenses. Selling, marketing and administrative expenses decreased to $11.6 million, or 14.7% of sales, for the three month period ended December 31, 2002, from $13.2 million, or 15.6% of sales, for the quarter ended December 31, 2001. Freight out expense declined because of lower sales and a change in a major customer's program. Sales commissions were also lower in fiscal 2003 due to lower sales levels and changes in the commission structure. Legal fees were higher in fiscal 2002 due to the RadioShack arbitration. Bad debt expense was also higher in fiscal 2002 because of the Kmart bankruptcy.

      For the six months ended December 31, 2002, selling, marketing and administrative expenses decreased $3.7 million from $27.4 million in fiscal 2002 to $23.7 million in fiscal 2003. The major factors were a decrease in freight out expense and sales commission due to the reasons stated above and lower incentive compensation and profit sharing expenses because of our lower sales and financial performance. Legal fees and bad debt expense were higher in fiscal 2002 because of the RadioShack arbitration and Kmart bankruptcy, respectively.

      Depreciation and Amortization. Depreciation and amortization expenses decreased to $3.3 million for the second quarter of fiscal 2003 compared to $3.6 million for the second quarter of fiscal 2002. For the six month periods ended December 31, 2002 and 2001, depreciation and amortization expenses were $6.6 million and $7.0 million, respectively. Depreciation and amortization declined because equipment placed into service during the twelve months ended December 31, 2002 was less than the amount of equipment that became fully depreciated during the same time period.

      Operating Income. Operating income decreased $361,000 to $8.1 million for the quarter ended December 31, 2002 from $8.5 million in the quarter ended December 31, 2001. Lower sales and operating levels were partially offset by lower material costs and lower selling, marketing and administrative expenses in the three months ended December 31, 2002. For the six months ended December 31, 2002, operating income increased $1.3 million over the six months ended December 31, 2001. Reduced raw material prices, incentive compensation and profit sharing expense and lower freight out expense, commission costs, legal fees and bad debt expense contributed to the increased operating income during the first six months in fiscal 2003, partially offset by lower sales and operating levels.

      Net Interest Expense. Net interest expense decreased from $6.7 million in the second quarter of fiscal 2002 to $6.1 million in the second quarter of fiscal 2003. Net interest expense declined $2.7 million from $15.2 million for the first half of fiscal 2002 to $12.5 million for the first half of fiscal 2003. Interest expense decreased due to the change in fair value of our interest rate collar as well as our repayment of debt and lower variable interest rates on a portion of our debt. The following table describes the components of net interest expense.

                                             Three months ended            Six months ended
                                                 December 31,                 December 31,
                                            ---------------------       -----------------------
                                               (in thousands)                (in thousands)
                                              2002          2001          2002           2001
                                            -------       -------       --------       --------
Interest expense on senior credit
    facility, industrial revenue bonds
    and senior subordinated notes           $ 5,746       $ 5,983       $ 11,622       $ 12,326
Interest income                                 (48)          (76)          (106)          (167)
        Non-cash items:
Interest expense on O'Sullivan
    Holdings note                               623           555          1,217          1,083
Interest rate collar                           (724)         (274)        (1,308)           927
Amortization of debt discount                   144           131            288            256
Amortization of loan fees                       402           402            805            805
                                            -------       -------       --------       --------
Net interest expense                        $ 6,143       $ 6,721       $ 12,518       $ 15,230
                                            =======       =======       ========       ========

      Income Tax Provision (Benefit). We recorded tax expense of $3.1 million for the second quarter of fiscal 2003 that included an increase in the valuation allowance of $2.4 million. For the first half of fiscal 2003, we recorded tax expense of $6.2 million and a valuation allowance of $5.0 million. Since our initial public offering by RadioShack in 1994, the benefits of the tax deductions under the tax sharing agreement have been accounted for as income taxes. As those benefits reduced our federal income tax obligations, payments were made to RadioShack as opposed to the IRS. Since the recapitalization in 1999 and prior to the settlement of the arbitration proceedings with RadioShack, we made an $800,000 payment to RadioShack as we had little taxable income to utilize the tax deductions. These deductions resulted in net operating losses for federal tax purposes for which we recorded no deferred tax assets as such deductions were assets of RadioShack under the tax sharing agreement.

      As more fully described above, we can no longer consider the increased interest costs in calculating the amounts due to RadioShack. Therefore, we have to make payments to RadioShack before all of our deductions on our federal income tax return reduce federal taxes. In effect, as a result of the arbitration decision and settlement, we will contractually prepay tax benefits to RadioShack that may be recovered from reduced federal income tax liabilities in the future.

      As a result of the arbitration decision and settlement, we paid $21.5 million to RadioShack in May 2002 relating to periods through December 31, 2001. We also paid RadioShack an additional $6.2 million for the six months ended June 30, 2002 and $3.1 million and $6.2 million for the three months and six months ended December 31, 2002, respectively. We recorded these payments as a deferred tax asset. We have a net deferred tax asset of approximately $21.0 million at December 31, 2002. At December 31, 2002 (we file federal income tax returns on a calendar year basis), we had a net operating loss carryforward for federal income tax purposes of approximately $73.0 million. In 2009, when substantially all of the tax deductions are expected to have been taken, O'Sullivan and RadioShack are to negotiate a settlement of the then present value of the realizable tax benefits we have yet to deduct.

      Pursuant to SFAS 109, we have provided a valuation allowance on our net deferred tax assets of $21.0 million at December 31, 2002 and will continue to provide an allowance as those net deferred tax assets grow into the future until sufficient objective evidence exists about future results of operations which supports the reversal of all or part of the valuation allowance. See Note 6 to the accompanying consolidated financial statements.

      Net Income (Loss). Our net income declined from $1.1 million in the second quarter of fiscal 2002 to a net loss of $1.1 million in fiscal 2003 due to increased tax expense and lower sales and operating levels, partially offset by lower material prices, lower selling, marketing and administrative expenses and lower interest expense. Net loss increased $2.4 million from a loss of $300,000 in the first half of fiscal 2002 to a loss of $2.7 million in the first half of fiscal 2003 due to increased tax expense, partially offset by lower raw material costs, decreased selling and administrative expenses and lower interest expense.

      EBITDA. EBITDA, which we define as earnings before interest income and interest expense, income taxes, depreciation and amortization, decreased by $661,000 to $11.4 million for the quarter ended December 31, 2002 from $12.1 million for the prior year quarter. EBITDA for the fiscal 2003 second quarter decreased primarily due to lower sales and operating levels, partially offset by lower material costs and selling and administrative expenses. For the six months ended December 31, 2002, EBITDA was $22.6 million, up $799,000 from the six months ended December 31, 2001. The increase was due primarily to lower material costs and lower selling and administrative expenses, partially offset by lower sales and operating levels.

      EBITDA is presented to provide additional information about our operations. This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA may differ in the method of calculation from similarly titled measures used by other companies. EBITDA provides another measure of the operations of the business of O'Sullivan prior to the impact of interest, taxes and depreciation. Further, EBITDA is a common method of valuing highly leveraged companies such as O'Sullivan, and the measure is a component of each of the financial covenants in our senior credit facility.

      The following table reconciles net income (loss) to EBITDA for the three months and six months ended December 31, 2002 and 2001.

                                                  Three months ended           Six months ended
                                                     December 31,                 December 31,
                                                ----------------------      -----------------------
                                                   (in thousands)              (in thousands)
                                                  2002           2001         2002           2001
                                                --------       -------      --------       --------
      Net income (loss)                         $ (1,132)      $ 1,136      $ (2,690)      $   (300)
      Income tax provision (benefit)               3,098           613         6,195           (163)
      Interest expense, net                        6,143         6,721        12,518         15,230
                                                --------       -------      --------       --------
      Operating income                             8,109         8,470        16,023         14,767
      Depreciation and amortization                3,308         3,608         6,572          7,029
                                                --------       -------      --------       --------
      EBITDA                                    $ 11,417       $12,078      $ 22,595       $ 21,796
                                                ========       =======      ========       ========

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

      Working Capital. As of December 31, 2002, cash and cash equivalents totaled $9.0 million. Net working capital was $59.4 million at December 31, 2002 compared to $62.6 million at June 30, 2002.

      Operating Activities. Net cash provided by operating activities for the six months ended December 31, 2002 was $1.7 million compared to net cash provided of $26.3 million for the six months ended December 31, 2001. Cash flow from operations decreased year-over-year for the following reasons.

      - Accounts payable increased $1.2 million during the first half of fiscal 2002 and declined $2.8 million during the first half of fiscal 2003. The change was due to differences in the timing of plant shutdowns in the two years and to lower operating levels in fiscal 2003.

      - Profit sharing and incentive compensation payments during the first half of fiscal 2003 were approximately $3.0 million higher than in the first half of fiscal 2002 because of the respective prior year financial results. Changes in the accrued balances for profit sharing and incentive compensation decreased the cash provided by operations an additional $730,000 in fiscal 2002 compared to fiscal 2003.

      - Trade receivables increased in fiscal 2003, reducing cash by $1.3 million, compared with a decrease of $3.1 million that provided cash in fiscal 2002. The fiscal 2003 receivables increase was due to higher sales levels in December 2002 compared to June 2002 sales.

      - Increases in accrued advertising provided net cash of $4.1 million in fiscal 2003 compared to $5.7 million during fiscal 2002. The decrease this year was due to lower sales and associated decreases in vendor incentive programs. In addition, a particular customer changed its pattern of claiming certain incentives, lowering accrued advertising.

      - In fiscal 2003, decreases in inventories provided $3.4 million of cash, compared with $5.5 million in fiscal 2002.

      - During the first half of fiscal 2003, we paid RadioShack $6.2 million under the tax sharing agreement.

      - In fiscal 2003, the liability associated with the interest rate collar declined by $1.3 million as opposed to a $927,000 increase in fiscal 2002.

      Investing Activities. We invested $2.7 million for capital expenditures for the six months ended December 31, 2002 compared to $5.9 million for the prior year six month period. We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $3.0 million to $5.0 million, which we expect to fund from cash flow from operations or cash on hand. Our ability to make future capital expenditures is subject to certain restrictions under our senior credit facility.

      Financing Activities. On November 30, 1999 we completed our merger and recapitalization. Our consolidated indebtedness at December 31, 2002 was $237.7 million consisting of:

      - $106.7 million in a senior secured credit facility consisting of a five year $20.9 million term loan A, a seven and one-half year $85.8 million term loan B and a $40.0 million revolving line of credit, with no borrowings at December 31, 2002. The current portion of these term loans was approximately $4.7 million at December 31, 2002. The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.8 million.

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

      - $21.0 million, including $6.0 million of interest added to the principal of the note, in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis. These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated indebtedness to recorded book value at December 31, 2002 is as follows:

                                                                          Original
                                                                           Issue
                                                                          Discount           Warrants
                                     Consolidated         Current          Net of             Net of            Recorded
                                      Indebtedness        Portion         Accretion          Accretion         Book Value
                                     -------------        -------         ---------          ---------         ----------
                                                                       (in thousands)
      Term loan A                       $ 20,917          $(3,874)          $    --           $    --           $ 17,043
      Term loan B                         85,796             (875)               --                --             84,921
                                        --------          -------           -------           -------           --------
      Senior secured credit              106,713           (4,749)               --                --            101,964
      Senior subordinated note           100,000               --            (1,601)           (2,868)            95,531
      Industrial revenue bonds            10,000               --                --                --             10,000
      Senior note                         20,977               --                --            (2,928)            18,049
                                        --------          -------           -------           -------           --------
      Total                             $237,690          $(4,749)          $(1,601)          $(5,796)          $225,544
                                        ========          =======           =======           =======           ========

      During the six months ended December 31, 2002, we made regularly scheduled principal payments of $1.7 million against the term loans included in our senior secured credit facility. We expect to fund principal and interest payments on our debt from cash flow from operations, cash on hand or borrowings under our revolver. Our borrowing availability under our credit facility was approximately $23.9 million at December 31, 2002. Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit facility. In October 2002, we paid an additional $4.1 million of principal on the amounts outstanding under the senior credit facility and increased the revolving credit line borrowings by $4.1 million. We repaid the revolving credit line borrowings in November 2002.

      The credit facility and notes are subject to certain financial and operational covenants and other restrictions, including among others, requirements to maintain certain financial ratios and restrictions on our ability to incur additional indebtedness. The financial covenants contained in the credit facility, as amended, are as follows:

      - Our consolidated leverage ratio must be less than 4.25. The ratio at December 31, 2002 was 3.83. At June 30, 2003, our consolidated leverage ratio must be less than 4.00.

      - Our consolidated interest coverage ratio must be greater than 2.00. The ratio at December 31, 2002 was 2.26. At June 30, 2003, our consolidated interest coverage ratio must be greater than 2.00.

      -     Our consolidated fixed charge coverage ratio must be greater than
            1.10. The ratio at December 31, 2002 was 1.45. At June 30, 2003, our consolidated fixed charge coverage ratio must be greater than 1.10.

      - Our senior debt coverage ratio must be less than 2.50. The ratio at December 31, 2002 was 2.06. At June 30, 2003, our senior debt coverage ratio must be less than 2.35.

      - Our consolidated EBITDA must be at least $53 million for the fiscal year ending June 30, 2003.

EBITDA and consolidated interest expense as defined in the credit facility for the twelve and six months ended December 31, 2002 were $56.6 million and $23.3 million, respectively. O'Sullivan Industries is the borrower under the credit facility, so the covenants do not include the $21.0 million senior note of O'Sullivan Industries Holdings, Inc. or interest on the note. Pursuant to an amendment to our senior credit facility, $27.0 million of our payments to RadioShack under the tax sharing agreement through the period ending June 30, 2002 are excluded from the definition of consolidated fixed charges and thus from calculations of the consolidated fixed charge coverage ratio.

      In addition, the agreements effectively prohibit the payment of dividends on our stock.

      At December 31, 2002, we were in compliance with all applicable debt covenants. However, if our sales and earnings do not improve from the current outlook, we may be in violation of certain of our covenants under the senior credit facility at June 30, 2003. We are currently working with our lenders to obtain a waiver or amendment of these covenants.

      As required under the senior credit facility, we hedged one-half of our term loans with an initial notional amount of $67.5 million with a costless interest rate collar. The collar is based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%. To terminate this contract at December 31, 2002, we would have been required to pay the counter-party approximately $783,000. The counter-party to our interest rate collar provides us with the payment amount that would be required to terminate the collar as of the end of each quarter. We recorded the change in fair value of the collar as increased or decreased interest expense in the consolidated statements of operations and included the resulting liability in accrued liabilities on the consolidated balance sheets.

      See the overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of the Settlement Agreement with RadioShack on our liquidity and financial condition.

      The following table illustrates our contractual obligations due in the future:

                                                                          Payments Due by Period
                                                          -------------------------------------------------
                                                                             (in thousands)
                                                           Less
                                                          than 12        12-36        36-60         After
       Contractual Obligations              Total         months         months       months      60 months
----------------------------------        --------        ------        -------      -------      ---------
Long-term debt                            $237,690        $4,749        $18,794      $83,170      $130,977
Tax benefit payments to
RadioShack(1)
Capital lease obligations                       --            --             --           --            --
Operating leases--unconditional              4,224         1,830          2,273          121            --
Other long-term obligations                    558           200            358           --            --
                                          --------        ------        -------      -------      --------
Total contractual cash obligations        $242,472        $6,779        $21,425      $83,291      $130,977
                                          ========        ======        =======      =======      ========

(1) Payments to RadioShack are
contingent on taxable income. The
maximum payments are:                     $ 77,980        $9,654        $21,073      $24,632      $ 22,621
                                          ========        ======        =======      =======      ========

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

      - We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. Obsolete and slow-moving inventory reserves were approximately $5.4 million and $4.9 million at December 31, 2002 and 2001, respectively.

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

      - We periodically review our long-lived assets, including property and equipment, for impairment and determine whether an event or change in facts and circumstances indicates their carrying amount may not be recoverable. We determine recoverability of the assets by comparing the carrying amount of the assets to the net future undiscounted cash flows expected to be generated by those assets. If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized. Adverse economic conditions could cause us to record impairment charges in the future.

      - We assess goodwill regularly for impairment by applying a fair-value-based test, using the enterprise as the reporting unit. If the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss. Adverse economic conditions could cause us to record impairment charges in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market prices. We do not hold or issue derivative instruments for trading purposes. A change in interest rates of one percentage point would affect our cash interest expense by about $1.1 million per year.

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

      Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware. We manage commodity price exposures primarily through the duration and terms of our vendor contracts. A one percent change in our raw material prices would affect our cost of sales by approximately $1.5 million annually.

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

      We responded to the suit denying we received any preferential payments. We plan to contest this litigation vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      An annual meeting of stockholders of O'Sullivan was held on November 14, 2002 to elect one Class III director. We did not solicit proxies. Mr. Daniel F. O'Sullivan was reelected as a Class III director. Mr. O'Sullivan received 1,175,801 votes for reelection; no votes were withheld. The terms of office of Messrs. Charles A. Carroll, Richard D. Davidson and Harold O. Rosser did not expire in 2002; they continue as directors of O'Sullivan.

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

                                  O'SULLIVAN INDUSTRIES HOLDINGS, INC.


Date: February 13, 2003           By:         /s/ Richard D. Davidson
                                     -------------------------------------------
                                                Richard D. Davidson
                                                   President and
                                              Chief Executive Officer


Date: February 13, 2003           By:          /s/ Phillip J. Pacey
                                     -------------------------------------------
                                                  Phillip J. Pacey
                                              Senior Vice President and
                                                Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


Date: February 13, 2003                          /s/ Richard D. Davidson
                                           -------------------------------------
                                                     Richard D. Davidson
                                           President and Chief Executive Officer

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


Date: February 13, 2003                               /s/ Phillip J. Pacey
                                                 -------------------------------
                                                        Phillip J. Pacey
                                                    Senior Vice President and
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                                                Page
Exhibit No.                           Description                                                No.
-----------                           -----------                                                ---
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

  99.1        Certificate of chief executive officer under Section 906 of the
              Sarbanes-Oxley Act of 2002                                                        27

  99.2        Certificate of chief financial officer under Section 906 of the
              Sarbanes-Oxley Act of 2002                                                        28