Form 10-K/A
period 2002-06-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2003-08-29
CIK 915354

                  -------------------------------------------------------------------------------------------------------------------

                                       SECURITIES  AND  EXCHANGE  COMMISSION
                                              Washington, D.C.  20549

                                                    Form 10-K/A
                                                 (Amendment No. 1)

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

-------------------------------------------------------------------------------------------------------------------

                                     The Index to Exhibits begins on page 75.

                                                   Page 1 of 82

                                                         1

                                             Explanation of Amendment

         We are filing this amendment to our Annual Report on Form 10-K for the year ended June 30, 2002 to restate the way we account for the tax sharing agreement between RadioShack Corporation and us.

         In response to a comment letter from the Securities and Exchange Commission, we, after consulting with our independent accountants, determined to revise our method of accounting for the tax sharing agreement.  Under the revised method of accounting, we recorded the deferred tax asset created by the increased tax basis in our assets as a result of elections under Sections 338(g) and 338(h) of the Internal Revenue Code by RadioShack and
O'Sullivan as of February 1994.  Simultaneously, we also recorded our total obligation to RadioShack under the tax sharing agreement.  Each of these amounts was approximately $147.9 million as of February 1994.  These amounts were reduced as we realized benefits from the increased deductions from our increased basis and made payments to
RadioShack.  In March 2002, we placed a valuation allowance against our net deferred tax assets, debiting tax expense for the amount of the valuation allowance.

         This report reflects the revised method of accounting.  We are in the process of amending our quarterly reports on Form 10-Q for the quarters ended September 30, 2002 and December 31, 2002.

                                                         2

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

         ->       the stalling of growth in sales of personal computers, which reduced the need for computer desks and workstations;

         ->       the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         ->       store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward,
                  Kmart and ShopKo;

         ->       the bankruptcy of Ames and Kmart;

         ->       the liquidation of Montgomery Ward and Service Merchandise;

         ->       inventory reductions by our customers, particularly in the office superstore channel;

         ->       the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise; and

         ->       the retrenchment in business capital outlays, particularly relating to the purchase of office
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

         In March 2002, the arbitration panel ruled against us in our dispute regarding the tax sharing and tax benefit reimbursement agreement between O'Sullivan Holdings and RadioShack.  We signed a settlement agreement with
RadioShack in May 2002.  Under the settlement agreement, we paid RadioShack $27.7 million in the fourth quarter of fiscal 2002, reflecting amounts due under the tax sharing agreement through June 30, 2002.  In March 2002, we recorded a valuation allowance of $97.9 million against our net deferred tax assets because we could not establish, with objective evidence, that it is more likely than not that we will be able to realize a reduction in our tax liabilities from such assets before they expire.  See Item 3, "Legal Proceedings," Notes 3 and 13 to the Notes to our
Consolidated Financial Statements in Item 8 of Part II of this report and "Management's Discussion and Analysis of
Financial Position and Results of Operations," in Item 7 in Part II of this report.

         As a result of the lower sales levels, coupled with the restructuring charge in fiscal 2001 and the outcome of the arbitration proceedings with RadioShack in fiscal 2002, we incurred a net loss before dividends and accretion on preferred stock of $89.2 million and $7.9 million for fiscal 2002 and fiscal 2001, respectively.  However, even with the lower sales level, we were able to increase our earnings before interest, taxes, depreciation and amortization to
$54.4 million in fiscal 2002 from $36.8 million in fiscal 2001 due to lower raw material prices, increased productivity, the closing of the less efficient Cedar City, Utah facility and the $10.5 million restructuring charge taken in fiscal 2001.

         While we have confidence in the long-term future of the RTA furniture industry, sales in the first quarter of fiscal 2003 are anticipated to be down approximately 10% from sales in the first quarter of fiscal 2002, as the factors discussed above continue to affect our sales.  We cannot yet predict when our sales will return to a pattern of sales growth.

The 1999 Recapitalization and Merger

         On November 30, 1999, O'Sullivan Holdings completed a recapitalization and merger through which the outstanding stock of O'Sullivan Holdings was purchased by a private equity firm, Bruckmann, Rosser,
Sherrill & Co. II, LP ("BRS"), 34 members of our management and an affiliate of a former director.  Management and the affiliate of a former director owned a total of 27.1% of the outstanding common stock of O'Sullivan Holdings at June 30, 2002.  BRS and certain of its affiliates own the balance.

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

        o         an equity investment by BRS of approximately $45.3 million in cash in the recapitalization and merger.  The cash investment was used to purchase 996,600 shares of common stock and 442,933 shares of Series B junior preferred stock of O'Sullivan Holdings;

        o         an equity investment in O'Sullivan Holdings by the management participants in the recapitalization and merger in the amount of approximately $13.7 million.  This investment consisted of the exchange by the management participants of common stock of O'Sullivan Holdings with a value of
                  $6.9 million, options to acquire common stock of O'Sullivan Holdings with an intrinsic value of
                  $6.1 million and cash of $700,000 for shares of common stock, shares of Series B junior preferred stock and options to acquire shares of Series A junior preferred stock, each of O'Sullivan
                  Holdings;

        o         the issuance by O'Sullivan Holdings of senior preferred stock with a total liquidation value of
                  $24.6 million to the existing stockholders of O'Sullivan Holdings;

        o         the issuance by O'Sullivan Holdings of a $15.0 million senior note and warrants exercisable in aggregate into 6.0% of O'Sullivan Holdings common stock and 6.0% of O'Sullivan Holdings junior preferred stock on a fully diluted basis as of the date of the issuance of the warrants;

        o         the issuance by O'Sullivan Industries of $100.0 million of senior subordinated notes together with warrants issued by O'Sullivan Holdings exercisable in aggregate into 6.0% of O'Sullivan Holdings common stock and 6.0% of O'Sullivan Holdings junior preferred stock on a fully diluted basis as of the date of issuance of the warrants;

        o         borrowings by O'Sullivan Industries totaling approximately $139.0 million under the senior credit facility; and

        o         $9.4 million of cash from O'Sullivan Industries.

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

Product Overview

         We group our product offerings into three distinct categories:

  o      furniture for the home office and small office, including desks, computer work centers, bookcases and filing cabinets;
  o      electronics display furniture, including home entertainment centers, home theater systems, television and audio stands and audio and video storage units; and
  o      home decor furniture, including microwave oven carts, pantries, living room and recreation room furniture and bedroom pieces, including dressers, night stands and wardrobes.

The following is a description of some of our products.

            Product                               Description                           Key Customers
Living Dimensions...............  contemporary small office/home office.        OfficeMax, Staples
                                  Upscale features include Armortop(R)
                                  laminates and Quickfit(TM)fastener system
Maestro.........................  a modular, light commercial office            OfficeMax
                                  furniture system
French Gardens..................  country French style collection with          OfficeMax, ShopKo,
                                  antique Odessa pine finish.  Both home        Staples, Lowe's
                                  office and entertainment products
Transitions.....................  contemporary small office/home office         Best Buy, Lowe's
                                  and entertainment furniture collection in a
                                  medium alder finish
Manor Hill......................  updated traditionally styled home             Lowe's, Meijer, Best Buy
                                  entertainment and home office furniture
Elements........................  a modular home office grouping                Office Depot
Product Design and Development

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

Customers

         Ready-to-assemble furniture is sold through a broad array of distribution channels, including discount mass merchants, office superstores, electronic superstores, national department stores and home centers.  While the ready-
to-assemble segment historically has been dominated by discount mass merchants like Wal-Mart, Target and Kmart, office superstores have become the second largest distribution channel.

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

         We provide extensive service support to our customers.  This support includes designing and installing in-
store displays, educating retailers' sales forces and maintaining floor displays.  We have been recognized for our commitment to our retail partners and have earned several awards in recent years.

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

  o   Lamar, Missouri:  Opened in 1965, this facility has about 1.15 million square feet.  It is our larger facility with the capability to produce our entire product offering.  This facility also serves as our corporate headquarters.

  o   South Boston, Virginia:  Opened in 1989, our South Boston facility has been expanded to approximately
      675,000 square feet, including an expansion of about 200,000 square feet completed in 2001.  The South
      Boston facility has the capability to manufacture most of our products.

Raw Materials

         The materials used in our manufacturing operations include particleboard, fiberboard, coated paper laminates, glass, furniture hardware and packaging materials.  Our largest raw material cost is particleboard.  We purchase all of our raw material needs from outside suppliers.  We buy our particleboard and fiberboard at market-
based prices from several independent wood product suppliers.  We purchase other raw materials from a limited number of vendors.  These raw materials are generally available from other suppliers, although the cost from alternate suppliers might be higher.

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

Patents and Trademarks

         We have a United States trademark registration and international trademark registrations or applications for the use of the O'Sullivan(R)name on furniture.  We believe that the O'Sullivan name and trademark are well-
recognized and associated with high quality by both our customers and consumers and are important to the success of our business.  Our products are sold under a variety of trademarks in addition to O'Sullivan.  Some of these names are registered trademarks.  We do not believe that the other trademarks we own enjoy the same level of recognition as the O'Sullivan trademark.  We also do not believe that the loss of the right to use any one of these other trademarks would be material to our business.

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

         RadioShack and O'Sullivan Holdings made elections under Sections 338(g) and 338(h)(10) of the Internal
Revenue Code with the effect that the tax basis of O'Sullivan Industries' assets was increased to the deemed purchase price of the assets.  An amount equal to such increase was included in income in the consolidated federal income tax return filed by RadioShack.  This additional tax basis results in increased income tax deductions and, accordingly, reduced our taxable income or increased our net operating loss.  Pursuant to the tax sharing agreement, we pay
RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.

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
RadioShack waived interest on the payments and its attorneys' fees.  We agreed to make future payments under the tax sharing agreement without deducting interest on indebtedness incurred in the recapitalization and merger.  For the six months ended June 30, 2002, we paid RadioShack $6.2 million.  The funds for these payments have come, and will continue to come, from O'Sullivan Industries.

         See Note 3 to the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of the accounting for the tax sharing agreement and the settlement agreement with RadioShack.

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

Item 6.  Selected Consolidated Historical Financial Information.

         The selected historical consolidated results of operations and balance sheet data for the three years ended
June 30, 2002 and as of June 30, 2002 and 2001, as restated as described in Note 3 to the consolidated financial statements, are derived from O'Sullivan's audited financial statements.  The selected historical consolidated results of operations and balance sheet data for the two years ended June 30, 1999 and as of June 30, 2000, 1999 and 1998 are
from O'Sullivan's accounting records.  This selected consolidated financial data should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Item 8,
"Consolidated Financial Statements and Related Notes," in Part II of this report.

                                                                     For the year ended June 30,
                                                   ----------------------------------------------------------------
                                                          2002     2001         2000         1999          1998
                                                   -----------  -----------  -----------  -----------   -----------
                                                   (Restated)
                                                                            (in thousands)
Net sales1                                       $     349,098$     358,811$     405,234$     363,678 $     326,531
Cost of sales                                          254,662      269,720      298,387      267,630       244,086
                                                   -----------  -----------  -----------  -----------   -----------
Gross profit                                            94,436       89,091      106,847       96,048        82,445
Selling, marketing and administrative
     expense1                                           54,584       56,682       64,173       59,008        56,336
Restructuring charge                                         -       10,506            -            -             -
Merger related expenses                                      -            -        7,792        1,143             -
Transaction fee to related party                             -            -        3,062            -             -
Compensation expense associated with stock
     options                                                 -            -       10,627            -             -

Loss on settlement of interest rate swap                     -            -          408            -             -
                                                   -----------  -----------  -----------  -----------   -----------
Operating income                                        39,852       21,903       20,785       35,897        26,109
Interest expense, net                                   28,131       33,967       18,595        2,844         2,468
                                                   -----------  -----------  -----------  -----------   -----------
Income (loss) before income tax provision,
     extraordinary item and cumulative effect of
     accounting change                                  11,721      (12,064)       2,190       33,053        23,641
Income tax provision (benefit)                         100,927       (4,221)       5,050       11,900         8,742
                                                   -----------  -----------  -----------  -----------   -----------
Income (loss) before extraordinary item and
     cumulative effect of accounting change            (89,206)      (7,843)      (2,860)      21,153        14,899
Extraordinary loss from early extinguishment
     of debt                                                 -            -         (305)           -             -
Cumulative effect of accounting change                       -          (95)           -            -             -
                                                   -----------  -----------  -----------  -----------   -----------

Net income (loss)                                $     (89,206$      (7,938$      (3,165$      21,153 $      14,899
                                                   ===========  ===========  ===========  ===========   ===========

Cash flows provided by operating activities      $      25,897$      24,928$      30,320$      25,216 $      27,209
Cash flows used for investing activities                (8,644)     (16,811)     (17,129)     (15,554)      (28,359)
Cash flows used for financing activities                (8,536)     (12,924)      (5,064)      (7,732)       (4,015)

EBITDA2                                          $      54,382$      36,753$      35,896$      49,859 $      37,669
Depreciation and amortization                           14,530       14,945       15,416       13,962        11,560
Capital expenditures                                     8,644       16,811       17,129       15,554        28,359

                                                                               June 30,
                                                   ----------------------------------------------------------------
                                                      2002         2001         2000         1999          1998
                                                   -----------  -----------  -----------  -----------   -----------
                                                   (Restated)   (Restated)   (Restated)   (Restated)    (Restated)
                                                                            (in thousands)
Total assets                                           244,432      357,526      387,569      364,029       357,618
Long-term debt, less current portion                   230,206      236,762      247,299       22,000        30,000
Payable to RadioShack                                   81,374      109,067      109,067      113,294       122,994
Mandatorily redeemable preferred stock                  18,319       15,301       12,781            -             -
Stockholders' equity (deficit)                        (136,903)     (44,695)     (33,888)     185,136       163,670

------------------------------------

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

         ->       the stalling of growth in sales of personal computers, which reduced the need for computer desks and workcenters;

         ->       the slowdown of economic growth and consumer spending in the United States, particularly in the office superstore channel;

         ->       store closings by a number of customers, including OfficeMax, Office Depot, Montgomery Ward,
                  Kmart and ShopKo;

         ->       the bankruptcy of Ames and Kmart;

         ->       the liquidation of Montgomery Ward and Service Merchandise;

         ->       inventory reductions by our customers, particularly in the office superstore channel;

         ->       the decline in price of the average unit sold, reflecting a trend toward more promotional merchandise and increased competition; and

         ->       the retrenchment in business capital outlays, particularly relating to the purchase of office
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

         As a result of the lower sales levels, the restructuring charge in fiscal 2001, the outcome of the arbitration proceedings with RadioShack in fiscal 2002 and the deferred tax valuation allowance recorded in March 2002, we incurred a net loss before dividends and accretion on preferred stock of $89.2 million and $7.9 million for fiscal
2002 and fiscal 2001, respectively.  However, even with the lower sales level, we were able to increase our earnings before interest, taxes, depreciation and amortization to $54.4 million in fiscal 2002 from $36.8 million in fiscal 2001 due to lower raw material prices, increased productivity, the closing of the less efficient Cedar City, Utah facility and the $10.5 million restructuring charge taken in fiscal 2001.

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

RadioShack Arbitration and Revised Accounting for Tax Sharing Agreement with RadioShack

         In 1994, RadioShack, then Tandy Corporation, completed an initial public offering of O'Sullivan.  In connection with the offering, we entered into a tax sharing and tax benefit reimbursement agreement with
RadioShack.  RadioShack and O'Sullivan made elections under Sections 338(g) and 338(h)(10) of the
Internal Revenue Code with the effect that the tax basis of our assets was increased to the deemed purchase price of the assets, and an equal amount of such increase was included as taxable income in the consolidated federal tax return of RadioShack.  The result was that the tax basis of our assets exceeded the historical book basis we used for financial reporting purposes.

         The increased tax basis of our assets results in increased tax deductions and, accordingly, reduced our taxable income or increased our net operating loss.  Under the tax sharing agreement, we are contractually obligated to pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.
The payments under the agreement represent additional consideration for the stock of O'Sullivan Industries, Inc. and further increase the tax basis of our assets from the 1994 initial public offering when payments are made to
RadioShack.

         To the extent the benefit of these basis step-up deductions caused us to have a federal taxable loss, we were only obligated to pay RadioShack to the extent that the benefits were used to reduce taxable income to zero.  Any additional tax deductions resulting from the step-up create a net operating loss ("NOL") carryforward on our federal income tax return.  Under the terms of the tax sharing agreement, if we utilized this NOL carryforward to generate future tax savings, we were also obligated to remit that benefit received to RadioShack.

         Since 1994, we have treated the amount due to RadioShack as income tax expense when such amounts become payable and to the extent that we had sufficient consolidated taxable income.  Thus, our tax expense approximated what it would have been in the absence of the Section 338(h)(10) step-up in basis and the tax sharing agreement.

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

         Following the decision in the arbitration and the settlement agreement with RadioShack, we recorded the
$24.6 million payment to RadioShack as a deferred tax asset at March 31, 2002.  We believed that this was appropriate as the payment represented the tax benefit we could realize from future use of net operating losses on our federal income tax return if we had sufficient taxable income in the future.  After recording a tax provision of
3.2 million for the quarter ended March 31, 2002 and offsetting our deferred tax liabilities of $8.0 million, we had a net deferred tax asset of $13.4 million.

         Under Statement of Financial Accounting Standards ("SFAS") 109, we must determine if it is more likely than not that we will realize the net deferred tax asset as a reduction in our tax liabilities in the future.  SFAS 109 requires objective evidence to support the more likely than not conclusion.  The arbitration decision dramatically affected our liquidity, which reduced the amounts we could invest in sales efforts or cost improvements, as most free cash flow would now be used to pay RadioShack or repay our indebtedness.  In addition, it became evident to us by
March 2002 that the prolonged economic slowdown that started prior to September 11, 2001 was continuing.  This, coupled with the adverse effect on our liquidity of the settlement, caused us to lower our projections of future taxable income.  Accordingly, we projected our expected future taxable income utilizing operating performance we achieved in fiscal 2002 assuming our performance would be no better or worse over an extended period of time.  Such projections indicate that we would not have taxable income until 2009 when substantially all the tax benefit deductions had been taken.  At that point, the projections indicated that our net operating losses existing at that time would be utilized before they expire.  However, we currently have and expect to have taxable losses for a number of years in the future.  Projections over a long time are inherently uncertain, and we cannot provide objective evidence that our operations in 2009 and beyond will produce sufficient taxable income.  As a result, we provided a valuation allowance in our March 2002 quarter of $13.4 million against all of our net deferred tax assets with a corresponding charge to income tax expense.  Consistent with our prior accounting, both before and after the recapitalization and merger, we did not record any deferred tax assets related to future deductions from the step-up in basis or any future obligations to RadioShack as they were still contingent upon our taxable income in the future.

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

         In the third quarter of fiscal 2003, O'Sullivan received a comment letter from the staff of the SEC on the accounting for the tax sharing agreement.  In the course of preparing our response to the SEC staff's comment letter, we, in consultation with our independent accountants, reassessed our accounting for the tax sharing agreement in light of the arbitration settlement with RadioShack and concluded that our method of accounting for the tax sharing agreement should be changed.  O'Sullivan determined that the deferred tax asset created by the step-up in basis and the additional basis from the probable future payments to RadioShack should be recorded as of February 1994.  At the same time, we recorded our obligation to RadioShack.  The amounts of the deferred tax asset and obligation to
RadioShack were each $147.9 million at February 1994.  From 1994 through 2001, we reduced the amount of the deferred tax asset and the obligation to RadioShack as we realized the benefits of the deferred tax asset and paid
RadioShack amounts due under the tax sharing agreement.

         At March 31, 2002, a full valuation allowance was provided against the $97.9 million net deferred tax asset, which consists of the $13.4 million valuation allowance originally recorded in the March 2002 quarter plus an additional $84.5 million representing the balance of the deferred tax asset at that time. The valuation allowance at
June 30, 2002 of $97.4 million together with the $3.5 million tax provision for the fiscal year represent the
$100.9 million recorded as tax expense for the year ended June 30, 2002.  We recorded the valuation allowance because we were unable to determine, based on objective evidence, that it was more likely than not we would be able
to utilize our net operating losses prior to their expiration.   If at a future date we determine that some or all of the
deferred tax asset will more likely than not be realized, we will reverse the appropriate portion of the valuation allowance and credit income tax expense.

         The remaining maximum obligation to RadioShack was $81.4 million at June 30, 2002.  We currently believe that it is probable that future payments to RadioShack will be made.

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

         The expected timing or amounts of our payments to RadioShack will not be affected by the revised method of accounting, although the future payments to RadioShack are contingent upon our achieving taxable income calculated on the basis stipulated in the settlement agreement.

         We funded the back payment and subsequent payments from cash on hand.  We expect to fund future payments from cash flows from operating activities, cash on hand or borrowings under our senior credit facility.
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

                                                                                  Year Ended June 30,
                                                                       -----------------------------------------
                                                                          2002           2001           2000
                                                                       -----------    -----------    -----------
                                                                       (Restated)

Net sales                                                                      100.0%         100.0%         100.0%
Cost of sales                                                                   72.9%          75.2%          73.6%
                                                                       -----------    -----------    -----------
Gross margin                                                                    27.1%          24.8%          26.4%
Selling, marketing and administrative                                           15.6%          15.8%          15.8%
Restructuring charge                                                        -                   2.9%      -
Merger related expenses                                                     -              -                   1.9%
Transaction fee to related party                                            -              -                   0.8%
Compensation expense associated with stock options                          -              -                   2.6%
Loss on settlement of interest rate swap                                    -              -                   0.1%
                                                                       -----------    -----------    -----------
Operating income                                                                11.5%           6.1%           5.2%
Interest expense, net                                                            8.1%           9.5%           4.6%
                                                                       -----------    -----------    -----------
Income (loss) before taxes, extraordinary item and cumulative effect of            4%             4)%            6%
     accounting change                                                           3.            (3.             0.
Income tax provision (benefit)                                                  28.9%          (1.2)%          1.2%
                                                                       -----------    -----------    -----------
Loss before extraordinary item and cumulative effect of accounting                 5)%            2)%            6)%
     change                                                                    (25.            (2.            (0.
Extraordinary loss from early extinguishment of debt, net of income tax
     benefit                                                                -              -                  (0.1)%
Cumulative effect of accounting change, net of income tax benefit           -                   0.0%      -
                                                                       -----------    -----------    -----------
Net loss                                                                       (25.5)%         (2.2)%         (0.7)%
Depreciation and amortization                                                    4.2%           4.2%           3.8%

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

         The following summarizes the restructuring charge:

                                                        Charges         Balance        Charges
                                         Original       through       une 30,2001      through         Balance
        Restructuring Charges             Accrual     June 30,2001   J              June 30, 2002   June 30, 2002
-------------------------------------- ------------- --------------  ------------- --------------- ----------------
                                                                      (in thousands)
                                                     -----           ---           --              --

                                                     -----           ---           --              --
Employee termination benefits(1)        $      1,302   $        915   $        387 $           387 $              -
Other Utah facility exit costs(1)                527            282            245             245                -
                                          ----------      ---------     ----------   -------------   --------------
     Total                              $      1,829   $      1,197   $        632 $           632 $              -
                                          ==========      =========     ==========   =============   ==============

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

                                                                  Year ended
                                                                   June 30,
                                                         -----------------------------
                                                                (in thousands)
                                                                2002           2001
                                                             ----------     ----------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                                      $    23,942    $    27,860
Senior credit facility amendment fee                                204            574
Interest income                                                    (395)          (500)
           Non-cash items:
Interest expense on O'Sullivan Holdings note                      2,231          2,003
Interest rate collar                                                 (5)         1,948
Amortization of debt discount                                       544            472
Amortization of loan fees                                         1,610          1,610
                                                             ----------     ----------
Net interest expense                                        $    28,131    $    33,967
                                                             ==========     ==========

         Income Tax Provision (Benefit).  As described above, we recorded tax expense of $100.9 million in fiscal
2002 compared to a tax benefit of $4.2 million in fiscal 2001.

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

         Net Loss.  Net loss increased $81.3 million from a loss of $7.9 million in fiscal 2001 to a loss of
$89.2 million in fiscal 2002 primarily due to the increased tax expense in fiscal 2002.

         This was partially offset by the restructuring charge in fiscal 2001 and lower material costs, improved operating efficiency and lower interest expense in fiscal 2002.

         EBITDA.  EBITDA, or earnings before interest, income taxes, depreciation and amortization, increased by
$17.6 million to $54.4 million for fiscal 2002 from $36.8 million for the prior year.  EBITDA for fiscal 2002 improved over the prior year period because of the $10.5 million restructuring charge in fiscal 2001.  Performance in fiscal 2002 also improved because of lower material prices, improved operating efficiencies and cost savings associated with the January 2001 closure of the Cedar City, Utah manufacturing facility.

         EBITDA is presented to provide additional information about our operations.  This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.
EBITDA may differ in the method of calculation from similarly titled measures used by other companies.  EBITDA provides another measure of  the operations of our business prior to the impact of interest, taxes and depreciation and of our liquidity.  Further, EBITDA is a common method of valuing companies such as O'Sullivan, and EBITDA, with adjustments, is a component of each of the financial covenants in our senior credit facility.

The following table reconciles net loss to EBITDA for the years ended June 30, 2002 and June 30, 2001.

                                                     Year ended
                                                      June 30,
                                             --------------------------
                                                   (in thousands)
                                                  2002         2001
                                               -----------  -----------

                                               -----------  -----------
Net loss                                      $    (89,206)$     (7,938)
Income tax provision (benefit)                     100,927       (4,221)
Interest expense, net                               28,131       33,967
Depreciation and amortization                       14,530       14,945
                                               -----------  -----------
EBITDA                                        $     54,382 $     36,753
                                               ===========  ===========

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

         Merger Related and Other Special Charges.  We expensed merger-related costs as incurred in connection with the November 30, 1999 recapitalization and merger.  Merger related costs, consisting of investment banking, legal, accounting, printing and other services, totaled $7.8 million in fiscal 2000.  Other merger related costs were payments for fees and expenses to Bruckmann, Rosser, Sherrill & Co., LLC ("BRS, LLC") of which $3.1 million was recorded as a transaction fee to a related party in fiscal 2000.  The merger related expenses and fees paid to
BRS, LLC have been included as separate line items in the consolidated statements of operations.

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

         The following table describes the components of net interest expense for the periods indicated:

                                                                       Year ended
                                                                        June 30,
                                                              -----------------------------
                                                                     (in thousands)
                                                                 2001              2000
                                                              -----------      ------------

                                                              -----------      ------------

                                                              -----------      ------------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                                     $       27,860    $       17,146
Senior credit facility amendment fee                                  574                 -
Interest income                                                      (500)             (792)
           Non-cash items:
Interest expense on O'Sullivan Holdings note                        2,003             1,050
Interest rate collar                                                1,948                 -
Amortization of debt discount                                         472               253
Amortization of loan fees                                           1,610               938
                                                              -----------      ------------
           Net interest expense                            $       33,967    $       18,595
                                                              ===========      ============

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

         EBITDA.  EBITDA, or earnings before interest, income taxes, depreciation and amortization,  increased
$857,000 to $36.8 million in fiscal 2001 from $35.9 million in fiscal 2000.   The decline in sales in fiscal 2001 and
the restructuring charge depressed EBITDA in fiscal 2001, partially offset by lower material costs in the second half of the year, productivity gains in our Missouri and Virginia facilities and the closing of our less efficient Utah facility.  Our EBITDA in fiscal 2000 was reduced by the expenses and other charges related to the recapitalization and merger and by increasing particleboard and fiberboard prices.

         EBITDA is presented to provide additional information about our operations.  This item should be considered in addition to, but not as a substitute for or superior to, operating income, net income, operating cash flow and other measures of financial performance prepared in accordance with generally accepted accounting principles.
EBITDA may differ in the method of calculation from similarly titled measures used by other companies.  EBITDA provides another measure of  the operations of our business prior to the impact of interest, taxes and depreciation and of our liquidity.  Further, EBITDA is a common method of valuing companies such as O'Sullivan, and EBITDA, with adjustments, is a component of each of the financial covenants in our senior credit facility.

The following table reconciles net loss to EBITDA for the years ended June 30, 2001 and June 30, 2000.

                                                      Fiscal year ended
                                                          June 30,
                                            -------------------------------------
                                                       (in thousands)
                                                     2001              2000
                                                ---------------   ---------------
Net loss                                       $         (7,938) $         (3,165)
Income tax provision (benefit)                           (4,221)            5,050
Interest expense, net                                    33,967            18,595
Depreciation and amortization                            14,945            15,416
                                                ---------------   ---------------
EBITDA                                         $         36,753  $         35,896
                                                ===============   ===============

Liquidity and Capital Resources.

         We are highly leveraged and have a stockholders' deficit of approximately $136.9 million at June 30, 2002.
Our liquidity requirements will be to pay our debt, including interest expense under the senior credit facility and notes, to pay RadioShack amounts due under the tax sharing agreement and to provide for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and borrowings under our senior secured credit facility, which is discussed below.  Decreased demand for our products could decrease our cash flows from operating activities and the availability of borrowings under our credit facility.

         Working Capital.  As of June 30, 2002, we had cash and cash equivalents of $15.8 million compared to
$7.1 million at June 30, 2001.  Net working capital was $51.6  million at June 30, 2002 compared to $81.1 million at
June 30, 2001.  The $29.5 million decrease in net working capital resulted primarily from the reduced investments in trade receivables and prepaid and other current assets, plus increases in the current payable to RadioShack, accounts payable, accrued compensation and accrued advertising.  These were partly offset by an increased investment in inventories and declines in other accrued liabilities and the restructuring accrual.  Inventory investment increased because of an unanticipated sales decline in the fourth quarter of fiscal 2002.  The decline in trade receivables was primarily due to lower sales in the fourth quarter and fewer days sales outstanding.

         Operating Activities.  Net cash provided by operating activities for the fiscal year ended June 30, 2002 was
$25.9 million compared to net cash provided of $24.9 million for the fiscal year ended June 30, 2001.  Cash flows from operating activities increased year-over-year for the following reasons.

      ->   Net loss of $89.2 million for fiscal 2002 was substantially worse than the $7.9 million loss for fiscal 2001.
            Net loss for fiscal 2002 includes an income tax provision of $100.9 million primarily due to the valuation allowance of $97.4 million for deferred income taxes.  The fiscal 2001 results included the December
           2000 restructuring charge of $10.5 million of which $8.7 million was non-cash.

      ->   The change in value of our interest rate collar resulted in non-cash income of $5,000 in fiscal 2002, compared with $2.1 million of non-cash expense in the same period of fiscal 2001.

      ->   Accounts receivable decreased $14.1 million in fiscal 2002 and $4.7 million in fiscal 2001, providing more cash in fiscal 2002 than in the same period of fiscal 2001.  The declines in both years were due to changes in terms with customers and lower sales.

      ->   Inventories increased in fiscal 2002, using $3.9 million of cash, as opposed to a $16.7 million decline that provided cash in fiscal 2001.  The fiscal 2002 inventory build-up was due to lower than anticipated sales in the fourth quarter of fiscal 2002.

      ->   Cash was provided by increases in accounts payable, accrued advertising and accrued compensation totaling $9.1 million in the fiscal year ended June 30, 2002.  In the prior year, cash totaling $15.6 million was used to fund decreases in other accrued liabilities and the restructuring charge.  The largest increases in fiscal 2002 were profit sharing and incentive compensation accruals which were paid in the first quarter of fiscal 2003.  The use of cash in the prior year was primarily from lower profit sharing and incentive compensation and reduced accounts payable due to the shutdown of our manufacturing facilities in the last week of fiscal 2001.

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

         ->       $100.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase
                  6.0% of our common and Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.  These notes were issued at a price of 98.046% providing
                  $98.0 million in cash proceeds before expenses related to the issuance.

         ->       $112.5 million in a senior credit facility consisting of a sixty-three month $25.2 million term loan, a seven and one-half year $87.3 million term loan and a $40.0 million revolving line of credit, currently with no borrowings.  The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.0 million.

         ->       $10.0 million in variable rate industrial revenue bonds.

         ->       $19.8 million, including $4.8 million of interest added to the principal of the note, in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated indebtedness to recorded book value is as follows:

                                         onsolidated                  Original                        Recorded
                                         ndebtedness                ssue discount     Warrants      book value of
                                        C                Current       net of           net of      ong-term debt
                                        i                portion   i  accretion       accretion    l
                                        -------------  ----------- --------------- --------------- ---------------
                                                                      (in thousands)
                                                       --          -----           --              --

                                                       --          -----           --              --
Term loan A                             $      25,247   $  (3,544)     $         -  $            -  $       21,703
Term loan B                                    87,285        (886)               -               -          86,399
                                          -----------    ---------      ----------   -------------   -------------
Senior secured credit facility                112,532      (4,430)               -               -         108,102
Senior subordinated note                      100,000            -         (1,666)         (2,984)          95,350
Industrial revenue bonds                       10,000            -               -               -          10,000
Senior note                                    19,789            -               -         (3,035)          16,754
                                          -----------    ---------      ----------   -------------   -------------
Total                                   $     242,321   $  (4,430)     $   (1,666)  $      (6,019)  $      230,206
                                          ===========    =========      ==========   =============   =============

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

      -> Our consolidated leverage ratio must be less than 4.35.  The ratio at June 30, 2002 was 3.99.

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
The consensus requires that certain customer promotional payments that were classified as selling expenses be classified as a reduction of revenue.  We adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales.  Our adoption of EITF 00-25 had no impact on operating income or net income (loss).  As a result of the adoption of EITF 00-25, for the six months ended December 31, 2001, $7.7 million was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense.  Reclassifications for fiscal years 2001 and 2000 were $16.9 million and $18.2 million,
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

                                                Fiscal year ended June 30,
                                                     2001            2000
                                                  -----------     -----------
                                                       (in thousands)
                                                  -----------     -----------

Adjusted net income (loss)                       $     (6,543)   $     (1,778)
Adjusted net income (loss) attributable to       $    (17,276)   $     (7,313)
    common stockholders

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

Contractual Obligations.

         The following table illustrates our contractual obligations due in the future:

                                                                              Payments Due by Period
                                                          ---------------------------------------------------------------
                                                                                  (in thousands)
                                                              Less                                               After
      Contractual Obligations                Total         than 1 year       2-3 years         4-5 years        5 years
------------------------------------      -----------     ------------      ------------      -----------     -----------
Long-term debt                          $     242,321   $        4,430     $      39,426   $       68,676   $     129,789
Tax benefit payments to
RadioShack(1)                                  81,374           11,020            20,467           23,599          26,288
Capital lease obligations                           -                -                 -                -               -
Operating leases--unconditional                  4,176            1,398             2,462              316               -
Other long-term obligations                       793              385               394               14               -
                                          -----------     ------------      ------------      -----------     -----------
Total contractual cash obligations      $     328,664   $       17,233     $      62,749   $       92,605   $     156,077
                                          ===========     ============      ============      ===========     ===========

------------------------------------
(1) Timing and amounts of payments to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the recapitalization and merger.  The amounts in the table above represent the maximum amounts payable to RadioShack.

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
             respectively.

      ->     We record our deferred tax assets at the amount that the asset is more likely than not to be realized.  As of June 30, 2002, we have provided a valuation allowance against our total net deferred tax asset.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, our determinations can change.  If we objectively determine it was more likely than not we would be able to realize our deferred tax assets in the future in excess of our recorded amount, we would reduce our valuation allowance, increasing income in the period such determination was made.

      ->     We periodically review our long-lived assets, including property, equipment and goodwill, for impairment and determine whether an event or change in facts and circumstances indicates their carrying amount may not be recoverable.  We determine recoverability of the assets by comparing the carrying amount of the assets to the net future undiscounted cash flows expected to be generated by those assets.  If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.  Adverse economic conditions could cause us to record impairment charges in the future.

      ->     In the second quarter of fiscal 2001, we recorded asset impairment charges, employee termination benefits and other exit costs totaling $10.5 million related to a business restructuring plan to reduce production capacity and operating expenses.  The restructuring plan included closing our Cedar City,
             Utah facility and a reduction in our staff at our Lamar, Missouri facility.  The asset impairment charges related to land, building and equipment located in Cedar City, Utah.  The land and building and a limited amount of equipment are still for sale.  If market conditions deteriorate further, additional write-
             downs on the land, building and equipment may be necessary.

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

Factors and possible events which could cause results to differ include:

         ->   Our substantial leverage could make it more difficult to pay our debts, divert our cash on hand for debt payments, limit our ability to borrow funds and increase our vulnerability to general adverse economic and industry conditions.  Any of these consequences of our substantial indebtedness could prevent us from fulfilling our obligations under our indebtedness because our ability to make required payments on our debt depends on our ability to generate sufficient cash flow to make these payments.  We have a significant amount of indebtedness as shown in the chart below:
                                                                                  June 30, 2002
                                                                              (dollars in millions)
Total indebtedness..................................................................$  242.3
Indebtedness senior to O'Sullivan Holdings note.....................................$  222.5
Indebtedness senior to O'Sullivan Industries senior subordinated notes..............$  122.5
Stockholders' deficit...............................................................$ (136.9)

         Our substantial indebtedness could have important consequences to holders of our debt and equity. For example, it could:

        o         make it more difficult for us to satisfy our obligations with respect to our debt, particularly our subordinated debt;
        o         increase our vulnerability to general adverse economic and industry conditions;
        o         limit our ability to fund future working capital, capital expenditures and other general corporate requirements;
        o         require a substantial portion of our cash on hand for debt payments;
        o         limit our flexibility to plan for, or react to, changes in our business and the industry in which we operate;
        o         place us at a competitive disadvantage compared to our competitors that are less leveraged;
        o         limit our ability to borrow additional funds; and
        o         expose us to fluctuations in interest rates because some of our debt has a variable rate of interest.

         ->       Failure to comply with any of the restrictions contained in the agreements governing our indebtedness could result in acceleration of our debt.  Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness.  We must maintain minimum debt service and maximum leverage ratios under our senior credit facility.  A failure to comply with the restrictions contained in our senior credit facility could lead to an event of default, which could result in an acceleration of that indebtedness.  Were this to occur, we would not have sufficient cash to pay our accelerated indebtedness or other debt.

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

        o         incur additional indebtedness;
        o         pay dividends and make distributions;
        o         issue common and preferred stock of subsidiaries;
        o         make certain investments;
        o         repurchase stock;
        o         create liens;
        o         enter into transactions with affiliates;
        o         enter into sale and leaseback transactions;
        o         merge or consolidate; and

        o         transfer and sell assets other than in the ordinary course of business.

         An acceleration under our senior credit facility would also constitute an event of default under the indenture relating to the O'Sullivan Industries subordinated notes and the securities purchase agreement relating to the O'Sullivan Holdings note.

         ->       We may not have sufficient cash from cash flow, cash on hand and available borrowings under our senior credit facility to service our indebtedness and to pay amounts due RadioShack under the tax sharing agreement.  These obligations require a significant amount of cash.  Our business may not generate sufficient cash flows from operating activities and we may not realize operating improvements on schedule.  Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future.  This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Lower sales will generally reduce our cash flow.

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

         ->       Continued reductions in retail sales could reduce our sales, especially if the reductions occur in the industries that we believe contribute to the growth of the ready-to-assemble furniture industry and could reduce our ability to pay our debts.  Most of our sales are to major retail chains.  If there is a reduction in the overall level of retail sales, our sales could also decline and our ability to pay our debts could be reduced.  We believe that sales of ready-to-assemble furniture increased from fiscal 1995 through fiscal 2000 in part because of an increase in sales of personal computers and home entertainment electronic equipment.  The slowdown in growth of sales of these products hurt our sales in fiscal 2001 and 2002 and could continue to lower sales in fiscal 2003.  As the markets for personal computers and home entertainment electronic equipment, and the market for our products, are now substantially larger, it is apparent that our business is being hurt by a recession more than in previous recessions.

         ->       Our profits and cash would be reduced if the prices our suppliers charge us for raw materials increase.  We are dependent on outside suppliers for all of our raw material needs and are subject to changes in the prices charged by our suppliers.  If these prices were to increase significantly, this could lead to our being unable to service our indebtedness.

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

         ->       Our payments to RadioShack under the tax sharing agreement will require substantial amounts of cash.  Because of the arbitration panel's ruling and the subsequent settlement agreement in the arbitration proceedings between RadioShack and O'Sullivan, our payments to RadioShack under the tax sharing agreement have increased substantially.  In fiscal 2002, we paid RadioShack $27.7 million.  We expect to pay
RadioShack $11.0 million, $9.9 million and $10.5 million under the tax sharing agreement in fiscal 2003, 2004 and
2005, respectively.  The funds for these payments have come, and funds for future payments to RadioShack will continue to come, from O'Sullivan Industries.

         We plan to fund these increased payment obligations from cash flows from operating activities, cash on hand, borrowing under the senior credit facility or other sources of capital, if available.  Payment of this amount,

however, could cause us to be in violation of one or more of our covenants under our senior credit facility.  See
Item 3, "Legal Proceedings" in Part I of this report and Note 3 to the Consolidated Financial Statements in Item 8 of
this report.

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

         ->       Because we sell products to a small number of customers, our sales would be reduced if one of our major customers significantly reduced its purchases of our products or were unable to fulfill its financial obligations to us.  If this were to happen, our ability to pay our debts may be significantly affected.
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

         ->       We operate in a highly competitive market which may force us to reduce margins, reducing our cash flows and our ability to pay our debts.  The industry in which we operate is highly competitive.  Some of our competitors are significantly larger and have greater financial, marketing and other resources than we do.
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

         ->       Because the O'Sullivan Industries senior subordinated notes, and the subsidiary guarantee thereof, and the O'Sullivan Holdings note rank behind our senior debt, holders of these notes may receive proportionately less than holders of our senior debt in a bankruptcy, liquidation, reorganization or similar proceeding.  In the event of a bankruptcy, liquidation, reorganization or similar proceeding relating to us, holders of
O'Sullivan Industries senior subordinated notes and then the O'Sullivan Holdings note will participate with all other holders of our subordinated indebtedness in the assets remaining after we have paid all of the senior debt.  Because our senior debt must be paid first, holders of these notes may receive proportionately less than trade creditors in any proceedings of this nature.  In any of these cases, we may not have sufficient funds to pay all of our creditors.
Therefore, holders of our subordinated indebtedness may receive ratably less than trade creditors.

         In addition, all payments on the subordinated debt will be blocked in the event of a payment default on our senior debt and may be prohibited for up to 179 days each year in the event of some non-payment defaults on senior debt.

         ->       Despite our current levels of debt, we may still incur more debt and increase the risks described above.  We may be able to incur significant additional indebtedness in the future.  If we or our subsidiaries add new debt to our current debt levels, the related risks that we and they now face could intensify, making it less likely that we will be able to fulfill our obligations to holders of the O'Sullivan Industries senior subordinated notes or the O'Sullivan Holdings senior note.  None of the agreements governing our indebtedness completely prohibits us or our subsidiaries from doing so.  The revolving credit facility of the senior credit facility permits additional borrowings of up to $16.8 million at June 30, 2002, plus $1.0 million for letters of credit. These additional borrowings would be senior to the O'Sullivan Industries senior subordinated notes and the O'Sullivan
Holdings note.

         ->       If we become bankrupt, the claims of holders of the O'Sullivan Industries senior subordinated notes against us may be less than the face value of the notes due to original issue discount.  The
O'Sullivan Industries senior subordinated notes bear a discount from their stated principal amount at maturity.  If a bankruptcy case is commenced by or against O'Sullivan Industries under the U.S. Bankruptcy Code, the claim of a holder of the notes with respect to the principal amount thereof would likely be limited to an amount equal to the sum of (1) the initial offering price and (2) the portion of the original issue discount, or OID, that is not deemed to constitute "unmatured interest" for purposes of the U.S. Bankruptcy Code.  Any OID that was not accrued as of the bankruptcy filing would constitute "unmatured interest."

         ->       We are at risk that users of our products will sue us for product liability.  If we were unable to defend ourselves against some product liability lawsuits, our success and our ability to pay our debts may be reduced.  All of our products are designed for use by consumers.  Like other manufacturers of similar products, we are subject to product liability claims and could be subject to class action litigation with respect to our products.
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

         ->       We may be liable for penalties under environmental laws, rules and regulations.  This could negatively affect our success and our ability to pay our debts.  Our operations are subject to many federal, state and local environmental laws, regulations and ordinances.  Some of our operations require permits that are subject to revocation, modification and renewal by governmental authorities.  Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunction or both.  Compliance with them may require substantial capital expenditures or increase our operating expense.  These costs and expenses may adversely affect our success and ability to pay our debts.

         ->       The interests of our controlling stockholders may be in conflict with interests of the holders of our indebtedness.  This conflict could result in corporate decision making that involves disproportionate risks to the holders of our indebtedness, including our ability to service our debts or pay the principal amount of indebtedness when due.  Following the recapitalization and merger, BRS owns securities representing approximately 72.7% of the voting power of the outstanding common stock of O'Sullivan Holdings.  By reason of their ownership, they control our affairs and policies.  There may be circumstances where the interests of BRS and its affiliates could be in conflict with the interests of the holders of our indebtedness.  For example, BRS and its affiliates may have an interest in pursuing transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of O'Sullivan's debt.  See Item 10, "Directors and
Executive Officers of the Registrant," and Item 12, "Security Ownership of Certain Beneficial Owners and
Management," in Part III of this report.

         ->       If our key personnel were to leave, our success could be negatively affected and our ability to service our debts could be adversely affected.  Our continued success is dependent, to a certain extent, upon our ability to attract and retain qualified personnel in all areas of our business, including management positions and key sales positions, especially those positions servicing our major customers.  If any of our key personnel were to leave, it might adversely affect our ability to service our debt.  Members of the O'Sullivan family in particular have been instrumental in the development of our business and the implementation of our corporate strategy.  We do not have employment agreements with any of our officers or key personnel located in the United States and we do not carry key person life insurance on any of our employees.  We may not be able to keep existing personnel, including
O'Sullivan family members, or be able to attract qualified new personnel.  Our inability to do so could have a negative effect on us as we may be unable to efficiently and effectively run our business without these key personnel.

         ->       Federal and state statutes allow courts, under specific circumstances, to void guarantees, subordinate claims in respect of our indebtedness and require holders of our debt to return payments received from guarantors.  Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, courts may void guarantees or claims related to our indebtedness, or subordinate any guarantees to all of our other debts or all other debts of our guarantor if, among other things, at the time our guarantor incurred the indebtedness connected with its guarantee, we or the guarantor:

        o         received less than reasonably equivalent value or fair consideration for the issuance of the guarantee; and
        o         we were or the guarantor was insolvent or rendered insolvent by the incurrence; or
        o         we were or the guarantor was engaged in a business or transaction for which our or the guarantor's remaining assets constituted unreasonably small capital; or
        o         we or the guarantor intended to incur or believed that we or it would incur debts beyond our or its ability to pay these debts as they mature.

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

        o         the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets; or
        o         the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or
        o         it could not pay its debts as they became due.

         If a court were to disagree with our conclusions as to the legality of any subsidiary guarantees it could adversely affect the rights of holders of O'Sullivan Industries' indebtedness.

         ->       We may not have the ability to raise the funds necessary to finance a change of control offer required by our debt agreements.  Upon certain change of control events, we will be required to offer to repurchase all of the O'Sullivan Industries senior subordinated notes and the O'Sullivan Holdings note.  If we do not have sufficient funds at the time of a change of control, we will not be able to make the required repurchase of these notes.  This could be because of cash flow difficulties or because of restrictions in our senior credit facility and any future credit agreements that will not allow these repurchases.

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

As discussed in Notes 3 and 13 to the consolidated financial statements, the Company restated its previously issued consolidated financial statements to change the manner in which the Company accounts for a tax sharing agreement with its former parent.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
August 20, 2002, except for Notes 3 and 13 which are as of August 4, 2003

                             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except for share data)
                                                                                               June 30,
                                                                                       -------------------------
                                       Assets                                              2002         2001
                                                                                       ------------ ------------
                                                                                        (Restated)   (Restated)
Current assets:
    Cash and cash equivalents                                                        $       15,777$       7,060
    Trade receivables, net of allowance for doubtful accounts
        of $4,101 and $4,750 respectively                                                    37,035       52,570
    Inventories, net                                                                         52,397       48,538
   Prepaid expenses and other current assets                                                  2,765        8,820
                                                                                       ------------ ------------
           Total current assets                                                             107,974      116,988

Property, plant and equipment, net                                                           87,834       95,872
Other assets                                                                                 10,536       12,232
Deferred income taxes                                                                             -       94,346
Goodwill, net of accumulated amortization                                                    38,088       38,088
                                                                                       ------------ ------------
               Total assets                                                          $      244,432$     357,526
                                                                                       ============ ============
                        Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                                 $       10,887$       8,534
    Current portion of long-term debt                                                         4,430        3,696
   Accrued advertising                                                                       11,680       10,285
    Accrued liabilities                                                                      18,399       13,354
    Payable to RadioShack                                                                    11,020            -
                                                                                       ------------ ------------
           Total current liabilities                                                         56,416       35,869

Long-term debt, less current portion                                                        230,206      236,762
Other liabilities                                                                             6,040        5,222
Payable to RadioShack                                                                        70,354      109,067
                                                                                       ------------ ------------
               Total liabilities                                                            363,016      386,920

Commitments and contingent liabilities (Notes 3, 4, 13, 18 and 19)

Mandatorily redeemable senior preferred stock, $0.01 par value; $33,312 and
    $29,648 liquidation value including accumulated dividends at June 30, 2002 and
    June 30, 2001, respectively, 17,000,000 shares authorized, 16,431,050 issued             18,319       15,301

Stockholders' deficit:
    Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
        none issued                                                                               -            -
    Junior preferred stock, Series B, $0.01 par value; at liquidation value including
        accumulated dividends; 1,000,000 shares authorized; 529,009.33 issued                74,838       65,366
    Common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000
        issued                                                                                   14           14
    Additional paid-in capital                                                               13,053       13,053
    Retained deficit                                                                       (224,166)    (122,470)
    Accumulated other comprehensive loss                                                       (305)        (336)
    Notes receivable from employees                                                            (337)        (322)
           Total stockholders' deficit                                                     (136,903)     (44,695)
                                                                                       ------------ ------------
               Total liabilities and stockholders' deficit                           $      244,432$     357,526
                                                                                       ============ ============

                                                                                       ============ ============
            The accompanying notes are an integral part of these consolidated financial statements.
                                                                                       ============ ============

                             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (in thousands)
                                                                              For the year ended June 30,
                                                                        ----------------------------------------
                                                                            2002          2001          2000
                                                                        ------------- ------------  ------------
                                                                         (Restated)
Net sales                                                              $      349,098$     358,811$      405,234
Cost of sales                                                                 254,662      269,720       298,387
                                                                        ------------- ------------  ------------

Gross profit                                                                   94,436       89,091       106,847

Operating expenses:
    Selling, marketing and administrative                                      54,584       56,682        64,173
    Restructuring charge                                                            -       10,506             -
    Merger related expenses                                                         -            -         7,792
    Transaction fee to related party                                                -            -         3,062
    Compensation expense associated with stock options                              -            -        10,627
    Loss on settlement of interest rate swap                                        -            -           408
                                                                        ------------- ------------  ------------
Total operating expenses                                                       54,584       67,188        86,062
                                                                        ------------- ------------  ------------

Operating income                                                               39,852       21,903        20,785
Other income (expense):
    Interest expense                                                          (28,526)     (34,467)      (19,387)
    Interest income                                                               395          500           792
                                                                        ------------- ------------  ------------

Income (loss) before income tax provision, extraordinary item and
cumulative effect of accounting change                                         11,721      (12,064)        2,190
Income tax provision (benefit)                                                100,927       (4,221)        5,050
                                                                        ------------- ------------  ------------

Loss before extraordinary item and cumulative effect of accounting
    change                                                                    (89,206)      (7,843)       (2,860)
Extraordinary loss from early extinguishment of debt, net of
    income tax benefit of $171                                                      -            -          (305)
Cumulative effect of accounting change, net of income tax benefit  of
$53                                                                                 -          (95)            -
                                                                        ------------- ------------  ------------

Net loss                                                                      (89,206)      (7,938)       (3,165)
Dividends and accretion on preferred stock                                    (12,490)     (10,733)       (5,535)
                                                                        ------------- ------------  ------------

Net loss attributable to common stockholders                           $     (101,696$     (18,671$       (8,700)
                                                                        ============= ============  ============

            The accompanying notes are an integral part of these consolidated financial statements.

                               O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)          For the year ended June 30,
                                                                            ---------------------------------------
                                                                                2002         2001          2000
                                                                            ------------ ------------  ------------
                                                                             (Restated)   (Restated)    (Restated)
Cash flows provided by operating activities:
    Net loss                                                              $      (89,206$      (7,938$       (3,165)
    Adjustments to reconcile net loss to net cash provided by
        operating activities:
        Depreciation and amortization                                             14,530       14,945        15,416
        Amortization of debt issuance costs                                        1,610        1,610           938
        Amortization of debt discount and accrued interest on senior note          2,775        2,475         1,303
        Interest rate collar                                                          (5)       2,096             -
        Bad debt expense                                                           1,460        1,741         1,047
        Loss on disposal of assets                                                   991          230           117
        Impairment of long-lived assets to be sold                                     -        8,677             -
        Deferred income taxes                                                    100,562       (4,028)        3,710
        Accrual of special payment of options to purchase Series A junior
        preferred stock                                                            1,083          946           498
        Compensation expense associated with stock options                             -            -        10,627
    Changes in assets and liabilities:
        Trade receivables                                                         14,075        4,664         3,246
        Inventories                                                               (3,859)      16,718        (9,122)
        Other assets                                                                 465       (1,600)       (1,132)
        Payable to RadioShack                                                    (27,694)           -        (4,250)
        Accounts payable and accrued liabilities                                   9,110      (15,608)       11,087
                                                                            ------------ ------------  ------------
Net cash flows provided by operating activities                                   25,897       24,928        30,320
                                                                            ------------ ------------  ------------
Cash flows used for investing activities:
    Capital expenditures                                                          (8,644)     (16,811)      (17,129)
                                                                            ------------ ------------  ------------
Cash flows used by financing activities:
    Issuance of stock, net of expenses                                                 -            -        45,884
    Redemption and cancellation of stock                                               -            -      (269,044)
    Employee loans                                                                     8            -          (296)
    Proceeds from borrowings, including issuance of warrants                           -            -       252,018
    Repayment of borrowings                                                       (8,544)     (12,924)      (21,000)
    Debt issuance costs                                                                -            -       (13,021)
    Exercise of stock options                                                          -            -           395
                                                                            ------------ ------------  ------------
Net cash flows used for financing activities                                      (8,536)     (12,924)       (5,064)
                                                                            ------------ ------------  ------------
Net increase (decrease) in cash and cash equivalents                               8,717       (4,807)        8,127
Cash and cash equivalents, beginning of year                                       7,060       11,867         3,740
                                                                            ------------ ------------  ------------
Cash and cash equivalents, end of year                                    $       15,777$       7,060$       11,867
                                                                            ============ ============  ============
Supplemental cash flow information:
    Interest paid                                                         $       24,915$      28,258$       13,571
    Income taxes paid (refunded)                                          $       27,771$         (17$        5,172
Non-cash investing and financing activities:
    Loans issued to purchase company stock                                $            -$           -$          285
    Dividends accrued but not paid                                        $       13,136$      11,473$        5,994
    Capital expenditures included in accounts payable                     $          288$       1,821$          589
              The accompanying notes are an integral part of these consolidated financial statements.

                                                           42

                                                        O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                                           (in thousands)
                                                                                                             Notes                      Accumu
                                                                                                            eceivable                 lated other   Total
                                                                                                             from                       compre     stock-     Compre
                                                                                     Additional Retained   rmployees                   hensive    holders'   hensive
                                                Series B junior                       paid-in   earnings                                income     equity     income
                                                preferred stock     Common stock      capital   (deficit)  e          Treasury stock    (loss)    (deficit)   (loss)
                                                ---------------- ------------------  ---------  ---------  ---------  --------------  ----------  ---------  --------
                                                Shares  Dollars   Shares   Dollars                                    Shares  Dollars
                                                ------  -------- --------  --------  ---------  ---------  ----------------   ------  ----------  ---------  --------
Balance, June 30, 1999                               -$        -   16,820$   16,820$    87,549 $   89,470$         -   (771)$ (8,660$        (43)$  185,136
    Net loss                                                                                       (3,165)                                           (3,165$   (3,165)
    Other comprehensive income                                                                                                                29         29        29
                                                                                          (138)

    Exercise of stock options, net of tax benefit                                         (138)                          42      533                    395
    Compensation expense associated with stock options                                  12,982                                                       12,982
    Redemption and cancellation of common stock                   (16,820)  (16,820)   (93,008)  (184,569)              729    8,127               (286,270)
    Issue of warrants                                                                    7,000                                                        7,000
    Loans to employees                               3       285       12         -                             (296)                                   (11)
    Issuance of preferred stock                    513    51,283                                                                                     51,283
    Issuance of common stock                                        1,356        14                                                                      14
    Dividends and accretion on senior preferred stock                                              (1,281)                                           (1,281)
    Dividends and accretion on jpreferred stock            4,254                                   (4,254)                                                -
                                                ------  -------- --------  --------  ---------  ---------  ---------  -----   ------  ----------  ---------  --------
Balance, June 30, 2000                             516$   55,822    1,368$       14$    14,385 $ (103,799$      (296)     - $      -$        (14)$  (33,888$   (3,136)
    Net loss                                                                                       (7,938)                                           (7,938$   (7,938)
    Other comprehensive loss                                                                                                                (322)      (322)     (322)
    Loans to employees-interest income                                                                           (26)                                   (26)
    Issuance of preferred stock upon exercise of war13nts  1,332                        (1,332)                                                           -
    Dividends and accretion on senior preferred stock                                              (2,521)                                           (2,521)
    Dividends and accretion on junior preferred stock      8,212                                   (8,212)                                                -
                                                ------  -------- --------  --------  ---------  ---------  ---------  -----   ------  ----------  ---------  --------
Balance, June 30, 2001                             529$   65,366    1,368$       14$    13,053 $ (122,470$      (322)     - $      -$       (336)$  (44,695$   (8,260)
      Net loss (Restated)                                                                         (89,206)                                          (89,206$  (89,206)
      Other comprehensive income                                                                                                              31         31        31
      Loans to employees-interest income                                                                         (24)                                   (24)
      Repayment of employee loans                                                                                  9                                      9
      Dividends and accretion on senior preferred stock                                            (3,018)                                           (3,018)
      Dividends and accretion on junior preferred stock    9,472                                   (9,472)
                                                ------  -------- --------  --------  ---------  ---------  ---------  -----   ------  ----------  ---------  --------
Balance, June 30, 2002 (Restated)                  529$   74,838    1,368$       14$    13,053 $ (224,166$      (337)     - $      -$       (305)$ (136,903$  (89,175)

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

         Accounting for Stock-Based Compensation:  O'Sullivan accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees.  O'Sullivan has made pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123, Accounting for Stock-Based Compensation, had been applied.  See Note 14.

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
The consensus requires that certain customer promotional payments that were classified as selling expenses be classified as a reduction of revenue.  O'Sullivan adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales.  Its adoption by O'Sullivan had no impact on operating income or net income (loss).  As a result of the adoption of EITF 00-25, for the six months ended December 31, 2001, $7.7 million was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense.  Reclassifications for fiscal years 2001 and 2000 were $16.9 million and $18.2 million,
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

                                                Fiscal year ended June 30,
                                                     2001            2000
                                                  -----------     -----------
                                                       (in thousands)
                                                  -----------     -----------

Adjusted net loss                                $     (6,543)   $     (1,778)
Adjusted net loss attributable to                $    (17,276)   $     (7,313)
    common stockholders

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

Note 3--Revised Accounting for Tax Sharing Agreement with RadioShack.

         In 1994, RadioShack, then Tandy Corporation, completed an initial public offering of O'Sullivan.  In connection with the offering, O'Sullivan entered into a tax sharing and tax benefit reimbursement agreement with
RadioShack.  O'Sullivan Holdings and RadioShack made elections under Sections 338(g) and 338(h)(10) of the
Internal Revenue Code with the effect that the tax basis of O'Sullivan's assets was increased to the deemed purchase price of the assets, and an equal amount of such increase was included as taxable income in the consolidated federal tax return of RadioShack.  The result was that the tax basis of O'Sullivan's assets exceeded the historical book basis
O'Sullivan used for financial reporting purposes.

         The increased tax basis of O'Sullivan's assets results in increased tax deductions and accordingly reduced its taxable income or increased its net operating loss.  Under the tax sharing agreement, O'Sullivan is contractually obligated to pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.  The payments under the agreement represent additional consideration for the stock of O'Sullivan
Industries, Inc. and further increase the tax basis of O'Sullivan Industries' assets from the 1994 initial public offering when payments are made to RadioShack.

         To the extent the benefit of these basis step-up deductions caused O'Sullivan to have a federal taxable loss,
O'Sullivan was only obligated to pay RadioShack to the extent that the benefits were used to reduce taxable income to zero.  Any additional tax deductions resulting from the step-up create a net operating loss ("NOL") carryforward on O'Sullivan's federal income tax return.  Under the terms of the tax sharing agreement, if O'Sullivan utilized this
NOL carryforward to generate future tax savings, O'Sullivan was also obligated to remit that benefit received to
RadioShack.

         Since 1994, O'Sullivan has treated the amount due to RadioShack as income tax expense when such amounts become payable and to the extent that O'Sullivan had sufficient consolidated taxable income.  Thus,
O'Sullivan's tax expense approximated what it would have been in the absence of the Section 338(h)(10) step-up in basis and the tax sharing agreement.

         Under this accounting method, the deferred tax asset from the step-up in basis, the obligation to RadioShack and O'Sullivan's payments to RadioShack were not recorded on O'Sullivan's consolidated balance sheets because
O'Sullivan deemed the benefits to be an asset of RadioShack.  When the tax benefits were received and paid to
RadioShack, O'Sullivan recorded the payment as tax expense since this amount would have been paid as federal income taxes in the absence of the step-up in basis and the tax sharing agreement.

         In November 1999, O'Sullivan Holdings completed a leveraged recapitalization transaction which significantly increased the debt of O'Sullivan.  As a result of the higher debt levels, O'Sullivan also experienced increased interest expense, which reduced the taxable income of O'Sullivan and also reduced the tax benefits used from the deductions arising from the step-up in basis.  O'Sullivan reduced its payments to RadioShack accordingly.
RadioShack claimed that the deductions arising from the increased interest payments should not impact tax benefit payments due RadioShack under the tax agreement.  RadioShack pursued this matter and prevailed in an arbitration ruling in March 2002.  O'Sullivan reached a settlement agreement with RadioShack in May 2002.  Pursuant to the settlement agreement, O'Sullivan paid RadioShack $24.6 million in May 2002 and an additional $3.1 million in June
2002.  The sum of these two payments ($27.7 million) represented the amount due RadioShack under the settlement agreement through June 30, 2002.  These amounts represent the calculation of what benefits O'Sullivan would have realized had it not had the additional interest expense from the recapitalization and merger.  The settlement agreement requires calculations into the future and quarterly payments to RadioShack if O'Sullivan's taxable income adjusted for the additional interest expense shows that it would have realized the benefits had it not incurred the additional interest expense.  If on this basis, O'Sullivan could have used the deductions from the step-up in basis, it is required to make a payment to RadioShack even though O'Sullivan may not be receiving any current tax benefit from these deductions on its federal income tax return.

         Following the decision in the arbitration and the settlement agreement with RadioShack, O'Sullivan recorded the $24.6 million payment to RadioShack as a deferred tax asset at March 31, 2002.  O'Sullivan believed that this was appropriate as the payment represented the tax benefit O'Sullivan could realize from future use of net operating losses on its consolidated federal income tax return if it had sufficient taxable income in the future.  After recording a tax provision of $3.2 million for the quarter ended March 31, 2002 and offsetting its deferred tax liabilities of $8.0 million, O'Sullivan had a net deferred tax asset of $13.4 million at March 31, 2002.

         Under SFAS 109, Accounting for Income Taxes, O'Sullivan must determine if it is more likely than not that
its net deferred tax asset will be realized as a reduction in tax liabilities in the future.   SFAS 109 requires objective
evidence to support the more likely than not conclusion.  The arbitration decision dramatically affected O'Sullivan's liquidity, which reduced the amounts it could invest in sales efforts or cost improvements, as most free cash flow would now be used to pay RadioShack or repay O'Sullivan's indebtedness.  In addition, it became evident to
O'Sullivan by March 2002 that the prolonged economic slowdown that started prior to September 11, 2001 was continuing.  This, coupled with the adverse effect on O'Sullivan's liquidity of the settlement, caused O'Sullivan to lower its projections of future taxable income. Accordingly, management projected O'Sullivan's expected future taxable income utilizing operating performance it achieved in fiscal 2002 assuming O'Sullivan's performance would be no better or worse over an extended period of time.  Such projections indicate that O'Sullivan would not have taxable income until 2009 when substantially all the tax benefit deductions had been taken.  At that point, the projections indicated that the net operating losses existing at that time would be utilized before they expire.
However, O'Sullivan currently has and is expected to have taxable losses for a number of years in the future.
Projections over a long time are inherently uncertain, and O'Sullivan cannot provide objective evidence that its operations in 2009 and beyond will produce sufficient taxable income.  As a result, O'Sullivan provided a valuation allowance in its March 2002 quarter of $13.4 million against all of its net deferred tax assets with a corresponding charge to income tax expense.  Consistent with O'Sullivan's prior accounting, both before and after the recapitalization and merger, O'Sullivan did not record any deferred tax assets related to future deductions from the step-up in basis or any future obligations to RadioShack as they were still contingent upon its taxable income in the future.

         Similarly, in O'Sullivan's June, September and December 2002 financial statements, it accounted for each payment to RadioShack in the same manner as the initial $24.6 million payment under the settlement agreement by recording a deferred tax asset to the extent that O'Sullivan could not benefit currently from the increased deductions.
O'Sullivan then provided a valuation allowance against the additional deferred tax asset with a corresponding charge to income tax expense on a quarter by quarter basis.  O'Sullivan believed this method was in conformity with accounting principles generally accepted in the United States and consistent with its accounting for the tax sharing agreement since 1994.

         In the third quarter of fiscal 2003, O'Sullivan received a comment letter from the staff of the Securities and
Exchange Commission ("SEC") on the accounting for the tax sharing agreement.  In the course of preparing the response to the SEC staff's comment letter, O'Sullivan, in consultation with its independent accountants, reassessed the accounting for the tax sharing agreement in light of the arbitration settlement with RadioShack and concluded that the method of accounting for the tax sharing agreement should be changed.  O'Sullivan determined that the deferred tax asset created by the step-up in basis and the additional basis from the probable future payments to
RadioShack should be recorded as of February 1994.  At the same time, O'Sullivan recorded its obligation to
RadioShack under the tax sharing agreement.  The amounts of the deferred tax asset and the obligation to
RadioShack were each $147.9 million at February 1994.  From 1994 through December 2001, the amounts of the deferred tax asset and the obligation to RadioShack were reduced as O'Sullivan realized the benefits of the deferred tax asset and paid RadioShack amounts due under the tax sharing agreement.

         At March 31, 2002, a full valuation allowance was provided against the $97.9 million net deferred tax asset, which consists of the $13.4 million valuation allowance originally recorded in the March 2002 quarter plus an additional $84.5 million representing the balance of the deferred tax asset at that time.  The valuation allowance at
June 30, 2002 of $97.4 million, together with the $3.5 million tax provision for the fiscal year, represent the $100.9 million recorded as tax expense for the year ended June 30, 2002.  O'Sullivan recorded the valuation allowance because it was unable to determine, based on objective evidence, that it is more likely than not that O'Sullivan would be able to utilize its net operating losses prior to their expiration.  If at a future date O'Sullivan determines that some or all of the deferred tax asset will more likely than not be realized, O'Sullivan will reverse the appropriate portion of the valuation allowance and credit income tax expense.  The remaining maximum obligation to RadioShack was
$81.4 million at June 30, 2002.  O'Sullivan currently believes that it is probable that future payments to RadioShack will be made.

         In summary, instead of accounting for O'Sullivan's deferred tax assets resulting from the step-up in basis as tax expense through a valuation allowance on a quarter by quarter basis as O'Sullivan makes payments to
RadioShack under the tax sharing agreement, O'Sullivan revised its accounting to record the aggregate deferred tax asset and the obligation to RadioShack in February 1994.  The deferred tax asset has been reduced as O'Sullivan realized the benefits from 1994 to March 2002 and was fully offset by the March 2002 valuation allowance.
Therefore, this revised method of accounting will increase O'Sullivan's net income (or reduce O'Sullivan's net loss)
and increase net income attributable to common stockholders (or reduce the loss) by the amount we pay RadioShack for each quarterly period after March 31, 2002 through the quarter ending March 31, 2009 or until O'Sullivan can determine, based on objective evidence, that it is more likely than not that O'Sullivan will be able to utilize its net operating losses prior to their expiration and reverses all or a portion of the valuation allowance on its deferred tax assets.

         The expected timing or amounts of O'Sullivan's payments to RadioShack are not affected by the revised method of accounting, although the future payments to RadioShack are contingent upon O'Sullivan's achieving taxable income calculated on the basis stipulated in the settlement agreement.

         The impact of the restatement on the consolidated statements of operations and consolidated balance sheets is presented below.  The amounts previously reported are derived from O'Sullivan's original annual report on
Form 10-K for the year ended June 30, 2002 filed September 26, 2002.

                                                 For the year ended June 30, 2002
                                                 ---------------------------------
                                                      Amounts
                                                    previously
                                                     reported         As restated
                                                   -------------     -------------
                                                          (in thousands)
                                                   -------------     -------------
Consolidated statement of operations:

     Income before income tax provision,
         extraordinary item and cumulative
         effect of accounting change             $        11,721    $       11,721
     Income tax provision                                 19,553           100,927
     Net loss                                              7,832            89,206
     Net loss attributable to common                      20,322           101,696
         stockholders

                                              June 30, 2002                       June 30, 2001
                                      -----------------------------      -------------------------------
                                         Amounts                            Amounts
                                       previously                          previously
                                        reported      As restated           reported       As restated
                                      -------------  --------------      --------------  ---------------
                                             (in thousands)                      (in thousands)
                                                     --                                  ---
Consolidated balance sheets:

     Net deferred tax asset (liability$           -  $            -      $       (9,385)  $       99,682
     Total assets                           244,432         244,432             263,180          357,526
     Payable to RadioShack                        -          81,374                   -          109,067
     Total liabilities                      281,642         363,016             292,574          386,920
     Retained deficit                       142,792         224,166             122,470          122,470
     Total stockholders' deficit             55,529         136,903              44,695           44,695

Note 4 - Restructuring Charge.

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

                                                       Charges                     Charges
                                                       through       Balance       through       Balance
                                         Original     June 30,      June 30,      June 30,      June 30,
        Restructuring Charges             Accrual       2001          2001          2002          2002
                                        -----------  -----------   -----------   -----------   -----------
                                                                 (in thousands)
                                        -----------  -----------   -----------   -----------   -----------
Employee termination benefits (1)     $       1,302$         915$          387$          387$            -
Other Utah facility exit costs (1)              527          282           245           245             -
                                        -----------  -----------   -----------   -----------   -----------
Total                                 $       1,829$       1,197$          632$          632$            -
                                        ===========  ===========   ===========   ===========   ===========

                  (1) Included in accrued liabilities in the consolidated balance sheet.

         Accumulated depreciation was increased $8.7 million to record asset impairments.

Note 5 - Leveraged Recapitalization.

         On November 30, 1999, O'Sullivan completed a recapitalization and merger through which the outstanding stock of O'Sullivan was purchased by an investment firm, Bruckmann, Rosser, Sherrill & Co. II, LP ("BRS"), certain directors and members of O'Sullivan's senior management.  The leveraged recapitalization required approximately $357 million to complete the merger and pay related fees and expenses.  Approximately $264 million was funded with debt proceeds.

         In fiscal 2000, O'Sullivan recognized $10.9 million of merger related expenses for investment banking, legal, accounting, printing and other services.  These costs included a payment to Bruckmann, Rosser, Sherrill &
Co., LLC ("BRS, LLC") of $3.1 million.  The merger related expenses and the fee paid BRS, LLC have been included as separate line items in the consolidated statement of operations.

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

Note 6 - Derivative Financial Instruments.

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

Note 7 - Inventory.

Inventory consists of the following:

                                              June 30,
                                      ------------------------
                                         2002         2001
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Finished goods                      $      39,199$      35,798
Work in process                             5,158        4,256
Raw materials                               8,040        8,484
                                      -----------  -----------
                                    $      52,397$      48,538
                                      ===========  ===========

Note 8 - Property, Plant and Equipment.

Property, plant and equipment consists of the following:

                                              June 30,
                                      ------------------------
                                         2002         2001
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Land                                $       1,034$       1,034
Buildings and improvements                 49,813       49,557
Machinery and equipment                   135,449      129,125
Construction in progress                      667        5,596
                                      -----------  -----------
                                          186,963      185,312
Less: accumulated depreciation            (99,129)     (89,440)
                                      -----------  -----------
                                     $     87,834$      95,872
                                      ===========  ===========

         Depreciation expense was $14,158,000, $12,814,000 and $13,578,000 for fiscal 2002, 2001 and 2000, respectively, of which $12,147,000, $10,563,000 and $11,098,000, respectively, was included in cost of sales.

Note 9 - Accrued Liabilities.

Accrued liabilities consists of the following:

                                              June 30,
                                      ------------------------
                                         2002         2001
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Accrued employee compensation       $      10,953$       6,871
Accrued interest                            2,839        3,677
Other current liabilities                   4,607        2,806
                                      -----------  -----------
                                    $      18,399$      13,354
                                      ===========  ===========

Note 10 - Long-Term Debt and Other Borrowing Arrangements.

Long-term debt consists of the following:

                                                        June 30,
                                                ------------------------
                                                       2002     2001
                                                -----------  -----------
                                                     (in thousands)
                                                             -----------
Senior term loan, tranche A                   $      25,247$      29,107
Senior term loan, tranche B                          87,285       91,969
Industrial revenue bonds                             10,000       10,000
Senior subordinated notes                            95,350       95,007
Senior note                                          16,754       14,375
                                                -----------  -----------
Total debt                                          234,636      240,458
Less current portion                                 (4,430)      (3,696)
                                                -----------  -----------
Total long-term debt                          $     230,206$     236,762
                                                ===========  ===========

         Total debt, including the discount of $4.6 million on the senior subordinated notes and $3.0 million on the senior note, matures as follows (in thousands):

2003            $       4,430
2004                    7,530
2005                   12,402
2006                   19,494
2007                   68,676
Thereafter            129,789
                  -----------
                $     242,321
                  ===========

         Senior Credit Facility.  O'Sullivan Industries is the obligor under a senior credit facility totaling $175.0 million.  O'Sullivan Industries entered into an agreement for the senior credit facility on November 30, 1999.  The senior credit facility consisted of the following:

         ->       Senior term loan, tranche A - $35.0 million term loan facility payable in 23 quarterly installments beginning March 31, 2000.  The outstanding balance has been reduced to $25.2 million.
         ->       Senior term loan, tranche B - $100.0 million term loan facility payable in 26 quarterly installments beginning March 31, 2001.  The balance of these loans has been reduced to $87.3 million.
         ->       Revolving credit facility - $40.0 million revolving credit facility due November 30, 2005, which includes a $15.0 million letter of credit subfacility and a $5.0 million swing line subfacility.  At
                  June 30, 2002, O'Sullivan had no borrowings outstanding on the senior credit facility and approximately $14.0 million of letters of credit outstanding.

         O'Sullivan Industries' obligations under the senior credit facility are secured by first priority liens and security interests in the stock of O'Sullivan Industries, O'Sullivan Industries - Virginia and O'Sullivan Furniture
Factory Outlet, Inc. and substantially all of the assets of O'Sullivan Industries, O'Sullivan Industries - Virginia and
O'Sullivan Furniture Factory Outlet, Inc.

         At O'Sullivan Industries' option, borrowings under the senior secured credit facility accrue interest at the varying rates based on (a) a Eurodollar rate plus an applicable margin or (b) an applicable margin plus the highest of a bank's prime rate, the federal funds effective rate plus 0.5% or three-month certificates of deposit secondary market rates as adjusted for statutory reserves plus 1.0%.  The applicable margins for the $35.0 million term loan are 3.25%
for Eurodollar loans and 2.25% for base rate loans, which may be reduced by 25 basis points if O'Sullivan Industries reduces its consolidated leverage ratio to 4.0:1 or below.  The applicable margins for the $100.0 million term loan are 3.75% for Eurodollar loans and 2.75% for base rate loans.  O'Sullivan Industries also pays a quarterly fee equal to 0.5% per annum of the unused commitment under the senior secured credit facility.  On June 30, 2002, the interest rate for Tranche A notes was 5.1%.  The interest rate for Tranche B notes was 5.6%.  See also Note 6.

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

         The original issue discount and the warrants are amortized over the life of the notes using the effective interest rate method.  Expenses related to the issuance of the debt financing were approximately $13.0 million and have been capitalized and recorded as other assets.  Of this amount, $1.0 million was paid to BRS, LLC.

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

Note 13 - Income Taxes.

         As discussed in Note 3, O'Sullivan has revised its accounting for the tax sharing agreement with
RadioShack.  In addition to restating for the additional deferred tax asset and valuation allowance as described in
Note 3, O'Sullivan restated its current provision below to remove the payments to RadioShack which are now recorded as reductions in the liability to RadioShack.

         The income tax provision consists of the following:

                                                                        For the year ended June 30,
                                                              -----------------------------------------------
                                                                  2002             2001             2000
                                                              -------------   --------------   --------------
                                                               (Restated)                        (Restated)
Current:                                                                      (in thousands)
    Federal                                                 $            45 $          (210) $          1,261
    State                                                               320               17               79
                                                              -------------   --------------   --------------
                                                                        365            (193)            1,340
Deferred                                                            100,562          (4,028)            3,710
                                                              -------------   --------------   --------------
                                                            $       100,927 $        (4,221) $          5,050
                                                              =============   ==============   ==============

The following table reconciles O'Sullivan's federal corporate statutory rate and its effective income tax rate:

                                                                               For the year ended June 30,
                                                                         ----------------------------------------
                                                                             2002          2001          2000
                                                                         ------------  ------------  ------------
                                                                          (Restated)
Statutory rate                                                                     35.0%         35.0%         35.0%
State income taxes, net of federal benefit                                          1.6          (1.6)          1.6
Goodwill amortization                                                               -             2.5          14.2
Merger related expenses                                                             -             -           173.5
Valuation allowance                                                               823.3           -             -
Other, net                                                                          1.2          (0.9)          6.4
                                                                         ------------  ------------  ------------
Effective tax rate                                                                861.1%         35.0%        230.7%
                                                                         ============  ============  ============

Deferred tax assets and liabilities consist of the following:

                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                           2002            2001
                                                                                        -----------     -----------
                                                                                        (Restated)      (Restated)
                                                                                             (in thousands)
Deferred tax assets:
Allowance for doubtful accounts                                                     $         1,517 $         1,757
Insurance liabilities                                                                           606             564
Accrued compensation                                                                          3,402           3,149
Inventories                                                                                   1,621             286
Other                                                                                           425             240
Section 338 deductions for future periods and unpaid liability to RadioShack                 81,374         109,067
Net operating loss carryforwards                                                             21,520               -
                                                                                        -----------     -----------
Subtotal                                                                                    110,465         115,063
Valuation allowance                                                                         (97,364)              -
                                                                                        -----------     -----------
Total deferred tax assets                                                                    13,101         115,063
                                                                                        -----------     -----------

Deferred tax liabilities:
Depreciation and amortization                                                               (13,101)        (14,808)
Other                                                                                        -                 (573)
                                                                                        -----------     -----------
   Total deferred tax liabilities                                                           (13,101)        (15,381)
                                                                                        -----------     -----------
      Net deferred tax asset                                                        $        -      $        99,682
                                                                                        ===========     ===========
Reported as:
Current assets (included in prepaid expenses and other current assets)              $        -      $         5,336
Noncurrent assets-deferred income taxes                                                      -               94,346
                                                                                        -----------     -----------
      Net deferred tax asset                                                        $        -      $        99,682
                                                                                        ===========     ===========

         O'Sullivan recorded tax expense of $100.9 million for the year ended June 30, 2002 that included a valuation allowance of $97.4 million.

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

         In November 2001, O'Sullivan adopted its 2001 Director Common Stock Option Plan.  Pursuant to this plan, O'Sullivan may issue up to 15,000 shares of O'Sullivan common stock to O'Sullivan directors who are not employees of, or consultants to, O'Sullivan or BRS, LLC.  The exercise price for shares issued under the plan is equal to the fair market value on the date of grant.  Options issued pursuant to the plan will vest in three equal annual installments.  On November 15, 2001, the Board granted options to purchase 6,000 shares of common stock at an exercise price of $1.90 per share, which was the estimated fair value of the underlying common stock at the date of grant.  The expiration date of these options is November 15, 2011.  None of these options were exercisable at June
30, 2002.

                                  Summary of Common Stock Option Transactions
                                          (share amounts in thousands)
                                         June 30, 2002            June 30, 2001              June 30, 2000
                                    ------------------------ ------------------------  -------------------------
                                                  Weighted                 Weighted                  Weighted
                                                   Average                  Average                   Average
                                                  Exercise                 Exercise                  Exercise
                                      Shares        Price      Shares        Price      Shares         Price
                                    ------------ ----------- ----------   -----------  ----------- -------------
Outstanding at beginning of year            76 $           1.90  76      $          1.90   1,593 $             9.84
Grants                                       6             1.90       1             1.90      86               3.50
Exercised                                    -                        -                      (42)              8.68
Converted into Series A junior               -                        -                                          97
preferred stock options                                                                     (828)             10.
Extinguished and exchanged for               -                        -                                          66
 senior preferred stock and cash                                                            (725)              8.
Canceled                                     -                       (1)            1.90      (8)             12.94
                                    ----------               ----------                ---------
Outstanding at end of year                  82             1.90      76             1.90      76               1.90
                                    ==========               ==========                =========
Exercisable at end of year                  15             1.90      15             1.90       -
                                    ==========               ==========                =========
Weighted average fair value of                 $           0.37          $          0.43         $             0.53
options granted during the year
                                              == ===========            =============              =============

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

                                               Year Ended June 30,
                                      -------------------------------------
                                         2002         2001         2000
                                      ----------- ------------ ------------
Net income (loss)
                                                  ------------ ------------
As reported (Restated)               $    (89,206$      (7,938$      (3,165)
Pro forma                                 (89,211)      (7,942)       2,356

         The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                               2002           2001           2000
                                           ------------    -----------    -----------
Risk-free interest rate                               4.35%          5.09%          6.24%
Dividend yield                                 None           None           None
Volatility factor                                     0.1%           0.1%           5.5%
Weighted average expected life (years)                5.0            5.0            3.6

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
Under the savings orss. 401(k) portion of the plan, employees may contribute from 1% to 15% of their compensation
(subject to certain limitations imposed by the Internal Revenue Code), and O'Sullivan makes matching contributions equal to 50% of the first 5% of eligible employee contributions.  The matching contribution will increase to 100% of the first 5% of eligible employee contributions effective January 1, 2003. Under the profit sharing portion of the plan, O'Sullivan may contribute annually an amount determined by the Board of Directors. Employer matching contributions vest immediately, while profit sharing contributions vest 100% when the employee has five years of service with O'Sullivan.  For fiscal 2002, 2001 and 2000, O'Sullivan accrued approximately $2.2 million, $0 and
$2.5 million, respectively, for the profit sharing portion of the plan.  The matching contributions to the savings portion of the plan were $458,000, $600,000 and $750,000 in fiscal years 2002, 2001 and 2000, respectively.

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

         The Rights Plan was amended in March 1999 to change the Rights Agent and to conform the plan to recent
Delaware court decisions.  The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 1, 2004, unless earlier redeemed or exchanged by O'Sullivan.  In the merger agreement discussed in Note 5 above, O'Sullivan amended the stockholder rights plan so that the recapitalization and merger did not trigger the Rights Agreement.

Note 18 - Related Party Transactions.

         BRS.  BRS, LLC provided various advisory services to O'Sullivan related to the merger.  These services included arranging and negotiating the financing of the merger, arranging and structuring the transaction, planning
O'Sullivan's capital structure and related services.  BRS, LLC received a transaction fee of $4.0 million from
O'Sullivan and expenses of $62,000 for these services.  Of the $4.0 million transaction fee, $3.0 million was recognized as a merger related expense by O'Sullivan and $1.0 million was capitalized into loan fees at O'Sullivan
Industries.

         BRS also provided $15.0 million in financing pursuant to a securities purchase agreement with O'Sullivan.
BRS received a transaction fee of $300,000 in connection with this financing, which was capitalized into loan fees at
O'Sullivan.  BRS later sold this note and the related warrants to an unrelated third party which received the $300,000 transaction fee from BRS.

         O'Sullivan Industries entered into a management services agreement with BRS, LLC for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan
Industries' consolidated cash flow (as defined in the indenture related to the O'Sullivan Industries senior subordinated notes) or (b) $300,000 per year.  Under the management services agreement, BRS, LLC can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility.

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

         In September 2000, O'Sullivan paid BRS, LLC $682,000 under the management services agreement, of which $266,000 was a prepayment of a portion of the fiscal 2001 management fees.  The management fee and other reimbursable costs of $501,000, $536,000 and $364,000 recognized during fiscal years 2002, 2001 and 2000, respectively, are included in selling, marketing and administrative expense in the consolidated statement of operations.  The amounts due BRS, LLC at June 30, 2002 and June 30, 2001 approximated $719,000 and $218,000, respectively, and are included in accrued liabilities on the consolidated balance sheets.  O'Sullivan paid BRS, LLC
$713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee.

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

2002              $      1,398
2003                     1,146
2004                       806
2005                       510
2006                       316
Thereafter                   0
                      --------
Total             $      4,176
                      ========

         Amounts incurred by O'Sullivan under operating leases (including renewable monthly leases) were
$1,912,000, $1,868,000 and $1,945,000 in fiscal 2002, 2001 and 2000, respectively.

         Tax Sharing Agreement with RadioShack.  During fiscal 2002, 2001 and 2000, $27.7 million, $0.0 and $4.3 million, respectively, were paid to RadioShack pursuant to this agreement.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are fiscal 2003-- $11.0 million; fiscal 2004-- $9.9 million; fiscal 2005-- $10.5 million; fiscal 2006-- $11.3 million; and thereafter-- $38.7 million.

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

                                       Year ended June 30,
                                ---------------------------------
                                   2002        2001       2000
                                ----------- ---------- ----------
Customer A                              19%        19%        22%
Customer B                              14%        17%        18%
Customer C                              12%        11%        11%

Note 21 - Quarterly Operating Results - Unaudited.

                                                 (in thousands)
                             -----------------------------------------------------
                                            Fiscal 2002 (By Quarter)
                             -----------------------------------------------------
                                    1            2             3            4
                             -----------------------------------------------------

Net sales1                   $      82,193$      84,314 $     105,467$      77,124
Gross profit1                       20,468       21,665        30,507       21,796
Net income (loss):
     As previously reported         (1,436)       1,136        (7,282)        (250)
     Restated                       (1,436)       1,136       (91,752)2     2,8462

                                            Fiscal 2001 (By Quarter)
                             -----------------------------------------------------
                                    1            2             3            4
                             -----------------------------------------------------
Net sales1                   $      85,027$      91,940 $      97,636$      84,208
Gross profit1                       18,852       22,074        25,091       23,074
Net income (loss)                   (2,388)      (7,486)3         979          957

--------------------------------------------

         1 Net sales, gross profit and selling, marketing and administrative expense for the fiscal year ended June 30,
2001 and the first and second quarters of fiscal 2002 have been adjusted to reflect a new accounting pronouncement which requires a reclassification of certain selling expenses to a reduction of net sales.

         2 The third quarter of fiscal 2002 as restated includes income tax expense of $100.9 million resulting from the valuation allowance recorded in connection with the revised accounting for the tax sharing agreement with
RadioShack.  The fourth quarter of fiscal 2002 as restated reflects the elimination of the valuation allowance previously reported as a result of the revised accounting.  See Note 3.

         3Amount includes a restructuring charge of $10.5 million ($6.8 million, after-tax) primarily related to the closing of the Utah manufacturing facility.

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

Class II Director--Term Expiring 2004.

Harold O. Rosser, 53, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Industries - Virginia in connection with the merger and recapitalization in November 1999.  Mr. Rosser has been a principal of BRS, LLC since August 1995.  Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through July 1995.  He is a director of Acapulco Restaurants, Inc., American Paper Group, Inc., California Pizza
Kitchen, Inc., H&E Equipment Services, LLC, Il Fornaio (America) Corporation, McCormick and Schmick
Restaurant Corp. and Penhall International, Inc.

Class III Director--Term Expiring 2002.

Daniel F. O'Sullivan, 61, was named President, Chief Executive Officer and a Director of O'Sullivan Holdings in
November 1993 and became Chairman of the Board in December 1993.  He relinquished the position of President of
O'Sullivan Holdings in July 1996 and resigned as Chief Executive Officer in October 1998.  He served as President of O'Sullivan Industries from 1986 until July 1996, and was appointed Chairman of the Board and Chief Executive
Officer in 1994.  He also served as Chairman of the Board and Chief Executive Officer of O'Sullivan Industries -
Virginia.  Mr. O'Sullivan was employed by O'Sullivan from 1962 until his retirement.  Under the terms of his retirement and consulting agreement with O'Sullivan Holdings, Mr. O'Sullivan retired as an executive of O'Sullivan
Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia effective March 31, 2000.  He remains as non-
executive Chairman of the Board for each company.

Executive Officers.

         O'Sullivan's executive officers, and their ages and positions with O'Sullivan as of September 1, 2002, are as follows:

Name                                 Age      Officer   Position(s)
                                              Since1
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

------------------------------------

         1Includes officer positions held with O'Sullivan Industries

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

         Phillip J. Pacey was promoted to Senior Vice President and Chief Financial Officer of O'Sullivan Holdings,
O'Sullivan Industries and O'Sullivan Industries - Virginia in January 2000.  He was appointed Vice President-
Finance and Treasurer of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia in July
1999.  From November 1995 until July 1999, he served as Treasurer of O'Sullivan Holdings, O'Sullivan Industries
and O'Sullivan Industries - Virginia.  Since March 2002, he has served as Senior Vice President and Chief Financial
Officer and a Director of O'Sullivan Furniture Factory Outlet, Inc.

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

P. O'Sullivan.  Tyrone E. Riegel and James C. Hillman were, prior to the deaths of their respective spouses, brothers-
in-law of Daniel F. O'Sullivan, Thomas M. O'Sullivan, Jr. and Michael P. O'Sullivan.  Tyrone E. Riegel and E.
Thomas Riegel are brothers.

Item 11.  Executive Compensation.

                                            SUMMARY COMPENSATION TABLE

         The following table reflects the cash and non-cash compensation for the chief executive officer of
O'Sullivan and the four next most highly compensated executive officers at June 30, 2002.

                                                                                Long-Term
                                             Annual Compensation1             Compensation
                                         -----------------------------    ---------------------
                                                                               Securities            All Other
                                 Fiscal      Salary          Bonus          Underlying Stock       Compensation
  Name and Principal Position     Year         ($)            ($)             Options (#)2              ($)3

Richard D. Davidson               2002           300,000       199,800                        -               31,281
President and                     2001           297,885       105,000                        -               49,896
Chief Executive Officer           2000           244,231       176,623                    8,500               45,984

Tyrone E. Riegel                  2002           231,200       110,120                        -               25,872
Executive Vice President          2001           212,885        53,300                        -               39,603
                                  2000           204,616       109,586                    4,000               39,860

Thomas M. O'Sullivan, Jr.         2002           160,000        76,300                        -               19,351
Senior Vice President-Sales       2001           159,423        40,000                        -               28,067
                                  2000           144,423        66,005                    4,000               26,181

Phillip J. Pacey                  2002           150,000        81,550                        -               18,220
Senior Vice President and         2001           149,615        37,500                        -               24,970
Chief Financial Officer           2000           123,808        59,074                    4,000               20,284

Michael P. O'Sullivan             2002           140,400        66,990                        -               17,653
Senior Vice President-            2001           140,192        35,100                        -               25,876
Marketing                         2000           134,423        61,473                    4,000               24,807

--------------------------------------------

         1For the years shown, the named officers did not receive any annual compensation not properly categorized as salary or bonus, except for certain perquisites and other personal benefits.  The amounts for perquisites and other personal benefits for the named officers are not shown because the aggregate amount of such compensation, if any, for each of the named officers during the fiscal year shown does not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such officer.

         2Includes all options granted to the named officers during fiscal years shown under O'Sullivan's 2000
Common Stock Option Plan.  No stock appreciation rights were granted with any options.

(Footnotes are continued on the following page.)

         3 In fiscal 2002, other compensation for the named officers consisted of the following:

                                                                        Stock Purchase
                                                                           Program             Deferred
                             Group Life                                    ("SPP")        Compensation Plan
                              Insurance      Auto      SPSP Matching       Matching            Matching
            Name              Premiums    Allowance    Contributions    Contributions       Contributions
Richard D. Davidson          $      2,016$      9,000  $         3,625  $         10,132 $               6,507
Tyrone E. Riegel             $      4,032$      8,500  $         3,623  $          6,670 $               3,048
Thomas M. O'Sullivan, Jr.    $        835$      8,500  $         3,623  $          5,008 $               1,385
Phillip J. Pacey             $        330$      8,500  $         3,625  $          4,695 $               1,070
Michael P. O'Sullivan        $        363$      8,500  $         3,720  $          4,395 $                 675

         The table does not include amounts payable in the event of a change in control.  See "Change in Control
Protections."

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

                                                                                         Series A junior preferred
                                                  Common Stock                                     stock
                             -------------------------------------------------------   -----------------------------
                                               Option        Value of     Value of
                                 Option        shares        exercis-    unexercis-        Option        Value of
                                 shares      unexercis-        able         able           shares       exercisable
                              exercisable      able at      options at   options at      exercisable    options at
            Name               at 6/30/02      6/30/02        6/30/02     6/30/02         at 6/30/02      6/30/02
Richard D. Davidson                   1,700          6,800   $         - $          -      10,929       $  1,550,772
Tyrone E. Riegel                        800          3,200   $         - $          -       3,378       $    479,261
Thomas M. O'Sullivan, Jr.               800          3,200   $         - $          -       5,996       $    850,827
Phillip J. Pacey                        800          3,200   $         - $          -       1,411       $    200,268
Michael P. O'Sullivan                   800          3,200   $         - $          -       6,176       $    876,313

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

   o         an adverse change in the executive's status, title or duties;
   o         a reduction in the executive's salary or bonus;
   o         relocation of the executive's office to a site which is more than 20 miles from its present location;
   o         a reduction in the executive's benefit levels;
   o         the insolvency or bankruptcy of O'Sullivan; or
   o         the executive leaves the employment of O'Sullivan for any reason during the 60-day period beginning on the first anniversary of the change in control.

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

         Officer                                                                                           Amount

Richard D. Davidson................................................................................... $790,363
      President and Chief Executive Officer
Tyrone E. Riegel...................................................................................... $481,394
      Executive Vice President
Thomas M. O'Sullivan, Jr.............................................................................. $378,931
      Senior Vice President-Sales
Phillip J. Pacey...................................................................................... $376,814
      Senior Vice President and Chief Financial Officer
Michael P. O'Sullivan................................................................................. $330,845
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

                                              DIRECTORS' COMPENSATION

         Directors of O'Sullivan who are not employees of O'Sullivan or its subsidiaries or of BRS, LLC or its affiliates are paid $2,500 per meeting (with all meetings that occur on the same day being considered as one meeting).  The chairmen of the compensation committee and the audit committee each receive an additional $1,000 per year if not employed by BRS, LLC or its affiliates.  Expenses of attendance at meetings are paid by O'Sullivan.
Directors who are not employees of O'Sullivan or BRS, LLC or its affiliates will also receive an option to purchase shares of common stock of O'Sullivan.  Employees of O'Sullivan do not receive additional compensation for their service as a director other than payment of expenses, if any, to attend a meeting.

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

                                                                                         Options to
                                                                                      Purchase Series A
                                                            Senior Preferred          Junior Preferred            Series B Junior
                                    Common Stock                 Stock                      Stock                 Preferred Stock
                             --------------------------  ----------------------    -----------------------  ---------------------------
     Name of Beneficial
            Owner               Shares           %         Shares         %          Options        %          Shares            %
                             -------------   ----------  ----------- -          -- ----------- -----------  ------------ -- -----------
BRS1                              994,9982           72.73%   -           -             -           -           442,2232             83.59%
Harold O. Rosser                  994,9982           72.73%   -           -             -           -           442,2232             83.59%
Charles A. Carroll                  2,0003            0.15%   -           -             -           -            -               -
Daniel F. O'Sullivan                9,972             0.73% 197,681           1.20%      4,432           7.35%   -               -
Richard D. Davidson                83,2494            6.08%  14,7074      5             10,929          18.12%   20,8394              3.94%
Tyrone E. Riegel                   22,0656            1.61% 101,806       5              3,378           5.60%    3,644          5
Thomas M. O'Sullivan, Jr.          34,9517            2.55%  23,963       5              5,996           9.94%    6,5616              1.24%
Phillip J. Pacey                   12,5497            0.92%  29,590       5              1,411           2.34%    1,722          5
Michael P. O'Sullivan              32,1057            2.35%  32,303       5              6,176          10.24%    5,117          5
Directors and executive                                     464,046%                          63%
officers as a group (14%                                                     495,2958
persons)                        1,298,1498           94.20                    2.82%     52,539          87.10                        93.
BancBoston Investments,            93,2739            6.38%   -           -             -           -            39,2739              6.91%
Inc.

      Each management participant has a business address at 1900 Gulf Street, Lamar, Missouri 64759-1899.
BRS' address is 126 East 56th Street, 29th Floor, New York, New York 10022.  Mr. Carroll's address is 2550 North
--------
                                    1The principals of BRS' general partner are Bruce C. Bruckmann, Harold O. Rosser, Stephen C. Sherrill,
Thomas J. Baldwin and Paul D. Kaminski, each of whom could be deemed to beneficially own the shares of
O'Sullivan Holdings held by BRS.
                                                                 2BRS holds 989,617 shares of common stock and 439,831 shares of Series B junior preferred stock.  BRS's general partner holds 5,385 shares of common stock and 2,392 shares of Series B junior preferred stock.  All of these shares of common and Series B junior preferred stock may be deemed to be beneficially owned by Harold O. Rosser, a Director of O'Sullivan.
                                                                 3These shares are issuable upon the exercise of options.
                                                                 4Includes 77,533 shares of common stock, 19,054 shares of Series B junior preferred stock and 13,874 shares of senior preferred stock held in a limited partnership of which Mr. Davidson and his wife are the general partners.
                             Also includes 1,700 shares of common stock issuable upon the exercise of options.
                                                                                                          5Less than one percent.
                                                                 6Includes 16,423 shares of common stock and 1,503 shares of Series B junior preferred stock held in a trust of which Mr. Riegel is the trustee.  Also includes 800 shares of common stock issuable upon the exercise of options.
                                                                 7Includes 800 shares of common stock issuable upon the exercise of options.
                                                                 8Includes the shares held by BRS and its general partner described in note 2.  Also includes 7,900 shares of common stock issuable upon the exercise of options.  In addition, includes the partnership and trust shares described in notes 4 and 6, respectively.
                                                                 9BancBoston Investments, Inc. holds warrants to purchase these shares.

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

                                                                   Weighted-       Number of securities remaining
                                         Number of securities       average         available for future issuance
                                           to be issued upon    exercise price     under equity compensation plans
     Equity compensation plans not            exercise of       of outstanding   (excluding securities reflected in
     approved by security holders         outstanding options       options                second column)
Common Stock                                             82,100               $1.90                            14,718
Series A Junior Preferred Stock                          60,319              $50.00                                 -

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

      Ryan Fullerton, a son-in-law of E. Thomas Riegel, also works for Sun Container, although he does not call on O'Sullivan.  During fiscal 2002, O'Sullivan paid Sun $3.3 million.  This relationship has been approved pursuant to O'Sullivan's conflict of interest policy.

      In connection with the November 1999 recapitalization and merger, O'Sullivan loaned Stuart D. Schotte,
Vice President-Supply Chain Management, $256,831 to purchase O'Sullivan Holdings common stock and Series B junior preferred stock.  The loan bears interest at 9% per annum simple interest and is payable on November 30,
2009 or earlier if there is a change in control of O'Sullivan Holdings.  The note is with full recourse to Mr. Schotte.
During the fiscal year ended June 30, 2002, the largest amount outstanding under the note, including principal and interest, was $308,343; the amount outstanding at September 1, 2002, was $293,590 including principal and interest.

BRS, LLC Transaction Fees

      BRS, LLC provided various advisory services to us related to the recapitalization and merger.  These services included arranging and negotiating the financing of the recapitalization and merger, arranging and structuring the transaction, including forming OSI, planning its capital structure, planning our capital structure and related services.  For these services, BRS, LLC received a transaction fee of $4.0 million plus $62,000 in expenses upon completion of the recapitalization and merger.

      BRS also provided $15.0 million of financing pursuant to a securities purchase agreement with O'Sullivan
Holdings.  BRS received a transaction fee of $300,000 in connection with its provision of this financing.  BRS subsequently sold the securities it acquired under this agreement to BancBoston Investments, Inc.

BRS, LLC Management Services Agreement

      In connection with the merger, O'Sullivan Industries entered into a management services agreement with
BRS, LLC.  Under the terms of this agreement, BRS, LLC provides:

     o         general management services;
     o         assistance with the negotiation and analysis of financial alternatives; and
     o         other services agreed upon by BRS, LLC.

In exchange for these services, BRS, LLC will earn an annual fee equal to the greater of:

     o         1.0% of O'Sullivan Industries' annual consolidated cash flow (as defined in the indenture related to the O'Sullivan Industries senior subordinated notes); or
     o         $300,000.

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

      Pursuant to the management services agreement, O'Sullivan paid BRS,  LLC $1,017,817 in the first quarter of fiscal 2003, representing payments of $206,150 for the remaining portion of the fee for fiscal 2001, the $459,890 payment for the fiscal 2002 fee, expenses of $47,216 for periods through fiscal 2002 and $304,561 as a prepayment of the fees and expenses for the first six months of fiscal 2003.

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

        Report of Independent Accountants....................................................................    38
        Consolidated Balance Sheets as of June 30, 2002 and 2001.............................................    39
        Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002      40
        Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002..    41
        Consolidated Statements of Changes in Stockholders' Equity (Deficit) for each of the three years in t period ended June 30, 2002...........................................................................he  42
        Notes to Consolidated Financial Statements...........................................................     ?

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

(b)      Reports on Form 8-K

         None

                                                    SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of August, 2003.

                                                     O'SULLIVAN  INDUSTRIES  HOLDINGS, INC.

                                                     By                          /s/ Richard D. Davidson
                                                                               Richard D. Davidson
                                                                      President and Chief Executive Officer

                                                   CERTIFICATION

         I, Richard D. Davidson, certify that:

1.       I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of O'Sullivan Industries Holdings,
Inc.

2.       Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    August 29, 2003                                                     /s/ Richard D. Davidson
                                                                                -----------------------------------------------------

                                                                               Richard D. Davidson
                                                                      President and Chief Executive Officer

                                                   CERTIFICATION

         I, Phillip J. Pacey, certify that:

1.       I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of O'Sullivan Industries Holdings,
Inc.

2.       Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    August 29, 2003                                                       -----------------------------------------------------
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
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
             4.Amended and Restated Warrant Agreement dated as of January 31, 2000 between
               O'Sullivan Holdings and the holder thereof relating to warrants to purchase 39,273 shares of O'Sullivan Holdings Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.7 to Quarterly Report Form 10-Q of
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
             4.Amended and Restated Warrant Agreement dated as of January 31, 2000 between
               O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchase
               93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.8 to Quarterly Report Form 10-Q of O'Sullivan Industries Holdings, Inc. for the quarter ended December 31, 1999
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
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))

   Exhibit                                             Description                                             Page
            10.Debt Registration Rights Agreement dated as of November 30, 1999 by and among
               O'Sullivan Industries, Lehman Brothers and O'Sullivan Industries - Virginia as guarantor
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
               December 31, 2000 (File No. 0-28493))
10.4c          Third Amendment to Credit Agreement dated as of May 15, 2002, incorporated by reference to Exhibit 10.4c to Annual Report on Form 10-K for the year ended June 30,
               2002 (File No. 0-28493))
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

   Exhibit                                             Description                                             Page
*10.9          Management Stock Agreement dated November 30, 1999 by and among O'Sullivan
               Holdings, Bruckmann, Rosser, Sherrill & Co. II, L.P., and the individuals whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.7 to
               Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
               December 31, 1999 (File No. 0-28493))
           *10.Subscription Agreement dated November 30, 1999 by and among OSI Acquisition, Inc.,
               Bruckmann, Rosser, Sherrill & Co. II, L.P. and the individuals whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.10 to Registration
               Statement on Form S-4 (File No. 333-31282))
           *10.O'Sullivan Holdings Common Stock Option Plan (incorporated by reference to
               Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-31282))
           *10.First Amendment to Common Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001
               (File No. 0-28493))
           *10.Form of Common Stock Option Agreement (incorporated by reference to Exhibit 10.12 to
               Annual Report on Form 10-K for the year ended June 30, 2000 (File No. 0-28493))
*10.13         O'Sullivan Holdings Preferred Stock Option Plan (incorporated by reference to
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
               (incorporated by reference to Exhibit 10.16 to Registration Statement on Form S-4
               (File No. 333-31282))
*10.18         Management Services Agreement dated November 30, 1999 by and among O'Sullivan
               Holdings and Bruckmann, Rosser, Sherrill & Co. II, L.P. (incorporated by reference to
               Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))

   Exhibit                                             Description                                             Page
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
               June 19, 1997 between O'Sullivan Holdings and RadioShack Corporation and
               TE Electronics Inc. (incorporated by reference to Exhibit 10.5 to Annual Report on
               Form 10-K of O'Sullivan Holdings for the year ended June 30, 1997 (File No. 1-12754))
10.22a         Settlement Agreement between O'Sullivan Holdings and RadioShack dated May 13, 2002
               (incorporated by reference to Exhibit 10.22a to Annual Report on Form 10-K for the year ended June 30, 2002 (File No. 0-28493))
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

   Exhibit                                             Description                                             Page
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
               10.3 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
               December 31, 2001 (File No. 0-28493))
*10.29         O'Sullivan Industries Holdings, Inc. Amended and Restated Savings and Profit Sharing
               Plan (incorporated by reference to Exhibit 10.29 to Annual Report Form 10-K for the year ended June 30, 2002 (File No. 0-28493))
21             Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Annual Report on
               Form 10-K for the year ended June 30, 2002 (File No. 0-028493))
23             Consent of PricewaterhouseCoopers LLP                                                                80
99.1           Certificate of chief executive officer under Section 906 of the Sarbanes-Oxley Act of 2002           81
99.2           Certificate of chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002           82

------------------------------------

         *Each of these exhibits is a "management contract or compensatory plan or arrangement."

         Pursuant to item 601(b)(4)(iii) of Regulation S-K, O'Sullivan has not filed agreements relating to certain long-term debt of O'Sullivan aggregating $10 million.  O'Sullivan agrees to furnish the Securities and Exchange
Commission a copy of such agreements upon request.