Form 10-Q/A
period 2002-09-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2003-09-10
CIK 915354

------------------------------------------------------------------------------------------------------------------------

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    Form 10-Q/A
                                                 (Amendment No. 1)

                                                    (Mark One)
                            |X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ended September 30, 2002

                                                        OR

                            |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

------------------------------------------------------------------------------------------------------------------------

                                       The Index to Exhibits is on page 29.

                                                   Page 1 of 31

                                             Explanation of Amendment

     We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 to restate the way we account for the tax sharing agreement between RadioShack Corporation and us.

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

     This report reflects the revised method of accounting.  We are in the process of amending our quarterly report on Form 10-Q for the quarter ended December 31, 2002.

                                                      PART I
Item 1.  Financial Statements.

                               O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)
                                                                                      September 30,       June 30,
                                       Assets                                              2002             2002
                                                                                     ----------------   ------------
                                                                                        (Restated)       (Restated)
Current assets:
     Cash and cash equivalents                                                        $        13,327    $    15,777
     Trade receivables, net of allowance for doubtful accounts
         of $4,302 and $4,101, respectively                                                    34,028         37,035
     Inventories, net                                                                          57,006         52,397
     Prepaid expenses and other current assets                                                  3,478          2,765
                                                                                        -------------   ------------
              Total current assets                                                            107,839        107,974

Property, plant and equipment, net                                                             77,373         79,144
Other assets                                                                                   18,749         19,226
Goodwill, net of accumulated amortization                                                      38,088         38,088
                                                                                        -------------   ------------
                  Total assets                                                        $       242,049    $   244,432
                                                                                        =============   ============

                        Liabilities and Stockholders' Deficit
Current liabilities:
     Accounts payable                                                                 $        11,908    $    10,887
     Current portion of long-term debt                                                          8,495          4,430
     Accrued advertising                                                                       12,901         11,680
     Accrued liabilities                                                                       15,472         18,399
     Payable to RadioShack                                                                     10,337         11,020
                                                                                        -------------     ----------
              Total current liabilities                                                        59,113         56,416

Long-term debt, less current portion                                                          225,399        230,206
Other liabilities                                                                               6,621          6,040
Payable to RadioShack                                                                          67,940         70,354
                                                                                        -------------     ----------
                  Total liabilities                                                           359,073        363,016

Commitments and contingent liabilities (Notes 2, 4, 7, 8 and 9)

Mandatorily redeemable senior preferred stock, $0.01 par value; $34,312 and
     $33,312 liquidation value including accumulated dividends at September 30,
     2002 and June 30, 2002, respectively; 17,000,000 shares authorized, 16,431,050
     issued                                                                                    19,182         18,319

Stockholders' deficit:
     Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
         none issued                                                                                -              -
     Junior preferred stock, Series B, $0.01 par value; at liquidation value including
         accumulated dividends; 1,000,000 shares authorized, 529,009.33 issued                 77,457         74,838
     Common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000
         issued                                                                                    14             14
     Additional paid-in capital                                                                13,053         13,053
     Retained deficit                                                                        (226,109)      (224,166)
     Notes receivable from employees                                                             (329)          (337)
     Accumulated other comprehensive loss                                                        (292)          (305)
                                                                                        -------------   ------------
              Total stockholders' deficit                                                    (136,206)      (136,903)
                                                                                        -------------   ------------
                  Total liabilities and stockholders' deficit                         $       242,049    $   244,432
                                                                                        =============   ============

              The accompanying notes are an integral part of these consolidated financial statements.
                                                                                        =============   ============

                               O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands)

                                                                                             Three months ended
                                                                                               September 30,
                                                                                         --------------------------
                                                                                             2002          2001
                                                                                         ------------   -----------
                                                                                          (Restated)

Net sales                                                                               $      71,557  $     82,193
Cost of sales                                                                                  51,584        61,725
                                                                                         ------------   -----------

Gross profit                                                                                   19,973        20,468

Operating expenses:
     Selling, marketing and administrative                                                     12,059        14,171
                                                                                         ------------   -----------

Operating income                                                                                7,914         6,297

Other income (expense):
     Interest expense                                                                          (6,433)       (8,600)
     Interest income                                                                               58            91
                                                                                         ------------   -----------

Income (loss) before income tax provision                                                       1,539        (2,212)
Income tax provision (benefit)                                                                      -          (776)
                                                                                         ------------   -----------

Net income (loss)                                                                               1,539        (1,436)
Dividends and accretion on preferred stock                                                     (3,482)       (3,002)
                                                                                         ------------   -----------

Net loss attributable to common stockholders                                            $      (1,943) $     (4,438)
                                                                                         ============   ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                           Three months ended
                                                                                             September 30,
                                                                                      ----------------------------
                                                                                          2002            2001
                                                                                      ------------    ------------
                                                                                       (Restated)
Cash flows provided (used) by operating activities:
     Net income (loss)                                                               $       1,539   $      (1,436)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
              Depreciation and amortization                                                  3,264           3,421
              Amortization of debt issuance cost                                               403             403
              Amortization of debt discount and accrued interest on senior note                738             653
              Interest rate collar                                                            (584)          1,201
              Bad debt expense                                                                 448             349
              Loss on disposal of assets                                                        11             117
              Accrual of special payment on options to purchase Series A junior
                  preferred stock                                                              300             262
     Changes in assets and liabilities:
              Trade receivables                                                              2,559            (169)
              Inventories                                                                   (4,609)           (653)
              Other assets                                                                    (693)            331
              Payable to RadioShack                                                         (3,097)              -
              Accounts payable, accrued liabilities and other liabilities                     (286)         11,872
                                                                                      ------------    ------------
Net cash provided (used) by operating activities                                                (7)         16,351
                                                                                      ------------    ------------

Cash flows used for investing activities:
     Capital expenditures                                                                   (1,557)         (4,084)
                                                                                      ------------    ------------

Cash flows used for financing activities:
     Repayment of borrowings                                                                  (886)         (5,886)
                                                                                      ------------    ------------

Net increase (decrease) in cash and cash equivalents                                        (2,450)          6,381
Cash and cash equivalents, beginning of period                                              15,777           7,060
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                             $      13,327   $      13,441
                                                                                      ============    ============

Non-cash investing and financing activities:
     Capital expenditures included in accounts payable                               $         160   $         671
     Dividends accrued but not paid                                                          3,619           3,170
             The accompanying notes are an integral part of these consolidated financial statements.

                                                         4

                                                                                    5

O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.  AND  SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three months ended September 30, 2002
(in thousands)

                                                                                    dditional                   Notes         Accumulated     otal stock-
                                                                                    paid-in                   receivable         other         holders'       Compre-
                                                                                    capital      Retained        from         omprehensive     deficit        hensive
                                                                                   A             deficit      employees      c   loss        T                  loss
                                                                                   ----------   ----------   ------------    -------------   ------------   ------------
                                             Series B junior
                                             preferred stock    Common stock
                                             ---------------- ----------------     -----------------------   -----------------------------
                                             Shares  Dollars   Shares   Dollars
                                             ------  -------- --------  ------     ----------   ----------   ------------    -------------   ------------   ------------

Balance, June 30, 2002 (Restated)               529$   74,838    1,368$     14   $     13,053 $   (224,166)$         (337)$           (305)$     (136,903)
         Net income (Restated)                                                                       1,539                                          1,539 $        1,539
         Other comprehensive   income                                                                                                   13             13             13
         Loans to employees-interest income                                                                            (7)                             (7)
         Repayment of employee loans                                                                                   15                              15
         Dividends and accretion on    senior preferred stock                                         (863)                                          (863)
         Dividends and accretion on    junior preferred 2,619                                       (2,619)                                             -
                                             ------  -------- --------  ------     ----------   ----------   ------------    -------------   ------------   ------------
Balance, September 30, 2002 (Restated)          529$   77,457    1,368$     14   $     13,053 $   (226,109)$         (329)$           (292)$     (136,206)$        1,552
                                             ======  ======== ========  ======     ==========   ==========   ============    =============   ============   ============

                                             ======  ======== ========  ======     ==========   ==========   ============    =============   ============   ============
                                        The accompanying notes are an integral part of these consolidated financial statements.
                                             ======  ======== ========  ======     ==========   ==========   ============    =============   ============   ============

                                      O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.
                              NOTES  TO UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
                                                September 30, 2002

Note 1--Basis of Presentation

         The unaudited consolidated financial statements of O'Sullivan Industries Holdings, Inc. and subsidiaries
("O'Sullivan") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain informa tion and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan's amended Annual Report on Form 10-K/A (Amendment
No. 1) for the fiscal year ended June 30, 2002.  The interim results are not necessarily indicative of the results that may be expected for a full year.

Note 2--Revised Accounting for Tax Sharing Agreement with RadioShack

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

         The remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002.  The obligation to RadioShack was reduced by subsequent payments and was $78.3 million and $81.4 million at September 30, 2002 and June 30, 2002, respectively.  We currently believe that it is probable that future payments to RadioShack will be made.

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

         The impact of the restatement on the consolidated statements of operations and consolidated balance sheets is presented below.  The amounts previously reported are derived from O'Sullivan's original quarterly report on
Form 10-Q for the quarter ended September 30, 2002 filed November 14, 2002.

                                                             For the three months ended September 30, 2002
                                                            ------------------------------------------------
                                                                     Amounts
                                                                    previously
                                                                     reported                 As restated
                                                                ------------------          ----------------
                                                                             (in thousands)
                                                                ------------------          ----------------
Consolidated statement of operations:

     Income before income tax provision (benefit)            $               1,539       $             1,539
     Income tax provision (benefit)                                          3,097                         -
     Net income (loss)                                                      (1,558)                    1,539
     Net income (loss) attributable to common                               (5,040)                   (1,943)
         stockholders

                                           September 30, 2002                     June 30, 2002
                                      -----------------------------      -------------------------------
                                         Amounts                            Amounts
                                       previously                          previously
                                        reported      As restated           reported       As restated
                                      -------------  --------------      --------------  ---------------
                                             (in thousands)                      (in thousands)
                                                     --                                  ---
Consolidated balance sheets:

     Total assets                     $     242,049  $      242,049      $      244,432   $      244,432
     Payable to RadioShack                        -          78,277                   -           81,374
     Total liabilities                      280,796         359,073             281,642          363,016
     Retained deficit                       147,832         226,109             142,792          224,166
     Total stockholders' deficit             57,929         136,206              55,529          136,903

Note 3--Derivative Financial Instruments

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
The consensus requires that certain customer promotional payments that O'Sullivan previously classified as selling expenses be classified as a reduction of revenue.  O'Sullivan adopted EITF 00-25 effective January 1, 2002 and reclassified certain selling, marketing and administrative expenses as a reduction of net sales.  Its adoption by
O'Sullivan had no impact on operating income (loss) or net income (loss).  As a result of the adoption of EITF 00-
25, for the three months ended September 30, 2001, $4.1 million was reclassified as a reduction in revenue rather than as selling, marketing and administrative expense.

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

Note 6--Inventory

         Inventory, net, consists of the following:

                      September 30,     June 30,
                          2002            2002
                     ---------------   -----------
                             (in thousands)
                                       --
Finished goods       $        40,932   $    39,199
Work in process                5,175         5,158
Raw materials                 10,899         8,040
                       -------------     ---------
                     $        57,006   $    52,397
                       =============     =========

Note 7--Income Taxes

         O'Sullivan recorded no tax expense for the three months ended September 30, 2002 because of the valuation allowance recorded in the quarter ended March 31, 2002.  See Note 2.

Note 8--Related Party Transactions

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

Note 9--Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  See Note 2. The maximum payments are fiscal 2003, including $3.1 million paid in the three months ended September 30, 2002--$11.0 million; fiscal 2004-- $9.9 million; fiscal 2005-- $10.5 million; fiscal
2006-- $11.3 million; and thereafter-- $38.6 million.

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

         As a result of the lower sales levels, coupled with the revised accounting for the tax sharing agreement, our net income before dividends and accretion on preferred stock was $1.5 million for the first quarter of fiscal 2003 compared to a net loss of $1.4 million for the first quarter of fiscal 2002.  Even with the lower sales level, we were able to increase our operating income to $7.9 million in the first quarter of fiscal 2003 from $6.3 million in the first quarter of fiscal 2002.  Our earnings before interest, taxes, depreciation and amortization also increased to $11.2 million in fiscal 2003 from $9.7 million in the same period of fiscal 2002 due principally to lower raw material prices and reduced selling and administrative expenses.

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

         The remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002.  The obligation to RadioShack was reduced by subsequent payments and was $78.3 million and $81.4 million at September 30, 2002 and June 30, 2002, respectively.  We currently believe that it is probable that future payments to RadioShack will be made.

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

         The expected timing or amounts of our payments to RadioShack will not be affected by the revised method of accounting, although the future payments to RadioShack are contingent upon our achieving taxable income calculated on the basis stipulated in the settlement agreement.  For the three months ended September 30, 2002 we paid RadioShack $3.1 million.

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

                                                        Three months ended
                                                           September 30,
                                                    ---------------------------
                                                          (in thousands)
                                                         2002           2001
                                                      ----------     ----------
Interest expense on senior credit facility,
    industrial revenue bonds and senior
    subordinated notes                               $     5,876   $      6,343
Interest income                                              (58)           (91)
        Non-cash items:
Interest expense on O'Sullivan Holdings note                 594            528
Interest rate collar                                        (584)         1,201
Amortization of debt discount                                144            125
Amortization of loan fees                                    403            403
                                                      ----------     ----------
Net interest expense                                 $     6,375   $      8,509
                                                      ==========     ==========

         Income Tax Provision (Benefit).  We recorded no tax expense for the first quarter of fiscal 2003 because of
the valuation allowance recorded in the quarter ended March 31, 2002.   See "RadioShack Arbitration and Revised
Accounting for Tax Sharing Agreement with RadioShack."

         Net Income (Loss).  Net income increased $2.9 million from a loss of $1.4 million in the first quarter of fiscal 2002 to net income of $1.5 million in the first quarter of fiscal 2003 due to the revised accounting for the tax sharing agreement, lower raw material costs, decreased selling and administrative expenses and  lower interest expense, partially offset by our lower sales and operating levels.

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

         The following table reconciles net income (loss) to EBITDA for the three months ended September 30,
2002 and 2001.

                                                  Three months ended
                                                     September 30,
                                             -----------------------------
                                                    (in thousands)
                                                    2002           2001
                                                 -----------    ----------
Net income (loss)                               $      1,539   $    (1,436)
Income tax provision (benefit)                             -          (776)
Interest expense, net                                  6,375         8,509
                                                 -----------    ----------
Operating income                                       7,914         6,297
Depreciation and amortization                          3,264         3,421
                                                 -----------    ----------
EBITDA                                          $     11,178   $     9,718
                                                 ===========    ==========

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

         Working Capital.  As of September 30, 2002, cash and cash equivalents totaled $13.3 million.  Net working capital was $48.7 million at September 30, 2002 compared to $51.6 million at June 30, 2002.

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

The reconciliation of consolidated indebtedness to recorded book value at September 30, 2002 is as follows:

                               onsolidated                    Original
                               ndebtedness                     Issue
                                                              Discount       Warrants
                              C                Current         Net of          Net of        Recorded
                              I                Portion       Accretion       Accretion      Book Value
                              -------------  -----------   --------------  -------------   ------------
                                                           (in thousands)
                                             ---           ---             --              --

                                             ---           ---             --              --
Term loan A                   $      24,583    $ (6,572)     $          -   $          -    $    18,011
Term loan B                          87,063      (1,923)                -              -         85,140
                                -----------     --------      -----------    -----------     ----------
Senior secured credit               111,646      (8,495)                -              -        103,151
Senior subordinated note            100,000            -      (1,633)            (2,926)         95,441
Industrial revenue bonds             10,000            -                -              -         10,000
Senior note                          19,789            -                -        (2,982)         16,807
                                -----------     --------      -----------    -----------     ----------
Total                         $     241,435    $ (8,495)     $(1,633)       $    (5,908)    $   225,399
                                ===========     ========      ===========    ===========     ==========

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

         See the portion of the overview section of this Management's Discussion and Analysis of Financial
Condition and Results of Operations entitled "RadioShack Arbitration and Revised Accounting for tax Sharing
Agreement with RadioShack" for a discussion of the impact of the Settlement Agreement with RadioShack on our liquidity and financial condition.

         The following table illustrates our contractual obligations due in the future:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
      Contractual Obligations            Total            months            months          months          60 months
------------------------------------  ------------     ------------      ------------     -----------     ------------
Long-term debt                      $      241,435   $        8,495    $       19,762   $      83,389   $      129,789
Tax Benefit payments to
RadioShack(1)                               78,277           10,337            20,770          24,116           23,054
Capital lease obligations                        -                -                 -               -                -
Operating leases--unconditional               4,534            1,479             2,666             389                -
Other long-term obligations                    676              268               394              14                -
                                      ------------     ------------      ------------     -----------     ------------
Total contractual cash obligations  $      324,922   $       20,579    $       43,592   $     107,908   $      152,843
                                      ============     ============      ============     ===========     ============

--------------------------------------------

(1) The timing and amounts of payments to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the recapitalization and merger. The amounts in the table above represent the maximum amounts payable to RadioShack.
                                      ============     ============      ============     ===========     ============

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

See also the Risk Factors section in our amended annual report on Form 10-K/A for the year ended June 30, 2002.

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

                                                                     O'SULLIVAN INDUSTRIES HOLDINGS, INC.

Date:   September 9, 2003                                 By:                  /s/ Richard D. Davidson
                                                                 --------------------------------------------------

                                                                                 Richard D. Davidson
                                                                                    President and
                                                                               Chief Executive Officer

                                                   CERTIFICATION

         I, Richard D. Davidson, certify that:

1.       I have reviewed this amended quarterly report on Form 10-Q/A (Amendment No. 1) of O'Sullivan
Industries Holdings, Inc.;

2.       Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Date:    September 9, 2003                                                   /s/ Richard D. Davidson
                                                                                -----------------------------------------------------

                                                                               Richard D. Davidson
                                                                      President and Chief Executive Officer

                                                   CERTIFICATION

         I, Phillip J. Pacey, certify that:

1.       I have reviewed this amended quarterly report on Form 10-Q/A (Amendment No. 1) of O'Sullivan
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

Date:    September 9, 2003                                                    /s/ Phillip J. Pacey
                                                                                -----------------------------------------------------

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

         I hereby certify that the Quarterly Report on Form 10-Q/A of O'Sullivan Industries Holdings, Inc. for the
quarter ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934, and that the information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of O'Sullivan Industries Holdings, Inc.

Date: September 9, 2003                                       -----------------------------------------------------
         /s/ Richard D. Davidson
                                                                               Richard D. Davidson
                                                                      President and Chief Executive Officer

                                                                                                       Exhibit 99.2

                                  Certification of Chief Financial Officer under
                                   Section 906 of the Sarbanes-Oxley Act of 2002

         I hereby certify that the Quarterly Report on Form 10-Q/A of O'Sullivan Industries Holdings, Inc. for the
quarter ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934, and that the information contained in such quarterly report fairly presents, in all material respects, the financial condition and results of operations of O'Sullivan Industries Holdings, Inc.

Date: September 9, 2003                                       -----------------------------------------------------
         /s/ Phillip J. Pacey
                                                                                Phillip J. Pacey
                                                                              Senior Vice President
                                                                           and Chief Financial Officer

