Form 10-Q/A
period 2002-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2003-09-10
CIK 915354

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

------------------------------------------------------------------------------------------------------------------------

                                       The Index to Exhibits is on page 29.

                                                   Page 1 of 31

                                             Explanation of Amendment

         We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended December 31,
2002 to restate the way we account for the tax sharing agreement between RadioShack Corporation and us.

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

                                                      PART  I
Item 1.  Financial Statements.

                                O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                        UNAUDITED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except for share data)
                                                                                      December 31,        June 30,
                                       Assets                                             2002              2002
                                                                                     ---------------   --------------
                                                                                       (Restated)        (Restated)
Current assets:
     Cash and cash equivalents                                                        $        8,968     $     15,777
     Trade receivables, net of allowance for doubtful accounts
         of $4,414 and $4,101, respectively                                                   37,762           37,035
     Inventories, net                                                                         49,028           52,397
     Prepaid expenses and other current assets                                                 3,280            2,765
                                                                                       -------------   --------------
              Total current assets                                                            99,038          107,974

Property, plant and equipment, net                                                            76,188           79,144
Other assets                                                                                  18,283           19,226
Goodwill, net of accumulated amortization                                                     38,088           38,088
                                                                                       -------------   --------------
                  Total assets                                                        $      231,597     $    244,432
                                                                                       =============   ==============

                        Liabilities and Stockholders' Deficit
Current liabilities:
     Accounts payable                                                                 $        8,076     $     10,887
     Current portion of long-term debt                                                         4,749            4,430
     Accrued advertising                                                                      15,763           11,680
     Accrued liabilities                                                                      11,033           18,399
     Payable to RadioShack                                                                     9,654           11,020
                                                                                       -------------      -----------
              Total current liabilities                                                       49,275           56,416

Long-term debt, less current portion                                                         225,544          230,206
Other liabilities                                                                              6,240            6,040
Payable to RadioShack                                                                         65,525           70,354
                                                                                       -------------      -----------
                  Total liabilities                                                          346,584          363,016

Commitments and contingent liabilities (Notes 2, 4, 7, 8 and 9)

Mandatorily redeemable senior preferred stock, $0.01 par value; $35,311 and
     $33,312 liquidation value including accumulated dividends at December 31,
     2002 and June 30, 2002, respectively; 17,000,000 shares authorized, 16,431,050
     issued                                                                                   20,044           18,319

Stockholders' deficit:
     Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
         none issued                                                                               -                -
     Junior preferred stock, Series B, $0.01 par value; at liquidation value including
         accumulated dividends; 1,000,000 shares authorized, 529,009.33 issued                80,077           74,838
     Common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000
         issued                                                                                   14               14
     Additional paid-in capital                                                               13,053           13,053
     Retained deficit                                                                       (227,625)        (224,166)
     Notes receivable from employees                                                            (332)            (337)
     Accumulated other comprehensive loss                                                       (218)            (305)
                                                                                       -------------   --------------
              Total stockholders' deficit                                                   (135,031)        (136,903)
                                                                                       -------------   --------------
                  Total liabilities and stockholders' deficit                         $      231,597     $    244,432
                                                                                       =============   ==============

               The accompanying notes are an integral part of these consolidated financial statements.
                                                                                       =============   ==============

                                O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (in thousands)

                                                                 Three months ended             Six months ended
                                                                    December 31,                  December 31,
                                                             --------------------------     -------------------------
                                                                 2002          2001             2002          2001
                                                             ------------   -----------     -------------   ---------
                                                              (Restated)                     (Restated)
Net sales                                                  $       79,111 $      84,313    $      150,668 $   166,506
Cost of sales                                                      59,384        62,649           110,968     124,374
                                                             ------------   -----------     -------------   ---------

Gross profit                                                       19,727        21,664            39,700      42,132
                                                             ------------   -----------     -------------   ---------

Operating expenses:
     Selling, marketing and administrative                         11,618        13,194            23,677      27,365
                                                             ------------   -----------     -------------   ---------

Operating income                                                    8,109         8,470            16,023      14,767

Other income (expense):
   Interest expense                                                (6,191)       (6,797)          (12,624)    (15,397)
   Interest income                                                     48            76               106         167
                                                             ------------   -----------     -------------   ---------

Income (loss) before income tax provision                           1,966         1,749             3,505        (463)
Income tax provision (benefit)                                          -           613                 -        (163)
                                                             ------------   -----------     -------------   ---------

Net income (loss)                                                   1,966         1,136             3,505        (300)
Dividends and accretion on preferred stock                         (3,482)       (3,002)           (6,964)     (6,004)
                                                             ------------   -----------     -------------   ---------

Net loss attributable to common stockholders               $       (1,516)$      (1,866)   $       (3,459)$    (6,304)
                                                             ============   ===========     =============   =========

               The accompanying notes are an integral part of these consolidated financial statements.

                              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                            Six months ended
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2002            2001
                                                                                      ------------    ------------
                                                                                       (Restated)
Cash flows provided (used) by operating activities:
     Net income (loss)                                                              $        3,505   $        (300)
     Adjustments to reconcile net loss to net cash provided by operating activities:
              Depreciation and amortization                                                  6,572           7,029
              Amortization of debt issuance cost                                               805             805
              Amortization of debt discount and accrued interest on senior note              1,505           1,339
              Interest rate collar                                                          (1,308)            927
              Bad debt expense                                                                 579           1,017
              Loss on disposal of assets                                                        25             166
              Accrual of special payment on options to purchase Series A junior
                  preferred stock                                                              599             524
     Changes in assets and liabilities:
              Trade receivables                                                             (1,306)          3,070
              Inventories                                                                    3,369           5,483
              Other assets                                                                    (434)            356
              Payable to RadioShack                                                         (6,195)              -
              Accounts payable, accrued liabilities and other liabilities                   (6,002)          5,838
                                                                                      ------------    ------------
Net cash provided by operating activities                                                    1,714          26,254
                                                                                      ------------    ------------

Cash flows used for investing activities:
     Capital expenditures                                                                   (2,704)         (5,942)
                                                                                      ------------    ------------

Cash flows used for financing activities:
     Repayment of borrowings                                                                (5,819)         (6,772)
                                                                                      ------------    ------------

Net increase (decrease) in cash and cash equivalents                                        (6,809)         13,540
Cash and cash equivalents, beginning of period                                              15,777           7,060
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                            $        8,968   $      20,600
                                                                                      ============    ============

Non-cash investing and financing activities:
     Capital expenditures included in accounts payable                              $        1,077   $         321
     Dividends accrued but not paid                                                          7,237           6,341
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
(in thousands)

                                                                                    dditional                    Notes         Accumulated    otal stock-
                                                                                     paid-in                   receivable         other        holders'     Compre-
                                                                                     capital      Retained        from         omprehensive    deficit      hensive
                                                                                   A               deficit     employees      c   loss       T                loss
                                                                                   -----------   -----------  ------------    -------------  ------------  ----------
                                            Series B junior
                                            preferred stock    Common stock
                                            ---------------- -----------------     -------------------------  -----------------------------
                                            Shares   Dollars  Shares   Dollars
                                            -------  ------- --------  -------     -----------   -----------  ------------    -------------  ------------  ----------

Balance, June 30, 2002 (Restated)               529$  74,838    1,368$      14   $      13,053 $    (224,166$         (337)$           (305$     (136,903)
         Net income (Restated)                                                                         3,505                                        3,505$      3,505
         Other comprehensive income                                                                                                      87            87          87
         Loans to employees-interest income                                                                            (12)                           (12)
         Repayment of employee loans                                                                                    17                             17
         Dividends and accretion on senior preferred stock                                            (1,725)                                      (1,725)
         Dividends and accretion on junior preferred st5,239                                          (5,239)                                           -
                                            -------  ------- --------  -------     -----------   -----------  ------------    -------------  ------------  ----------
Balance, December 31, 2002 (Restated)           529$  80,077    1,368$      14   $      13,053 $    (227,625$         (332)$           (218$     (135,031$      3,592
                                            =======  ======= ========  =======     ===========   ===========  ============    =============  ============  ==========

                                            =======  ======= ========  =======     ===========   ===========  ============    =============  ============  ==========
                                       The accompanying notes are an integral part of these consolidated financial statements.
                                            =======  ======= ========  =======     ===========   ===========  ============    =============  ============  ==========

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

         The remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002.  The obligation to RadioShack was reduced by subsequent payments and was $75.2 million and $81.4 million at December 31, 2002 and June 30, 2002, respectively.  We currently believe that it is probable that future payments to RadioShack will be made.
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

         The impact of the restatement on the consolidated statements of operations and consolidated balance sheets is presented below.  The amounts previously reported are derived from O'Sullivan's original quarterly report on
Form 10-Q for the quarter ended December 31, 2002 filed February 13, 2003.

                                              For the three months ended        For the six months ended
                                                  December 31, 2002                 December 31, 2002
                                            ------------------------------  ---------------------------------
                                               Amounts                          Amounts
                                              previously                       previously
                                               reported      As restated        reported        As restated
                                            --------------  --------------  ----------------  ---------------
                                                    (in thousands)                   (in thousands)
                                                            --                                --
Consolidated statement of operations:

     Income before income tax provision
         (benefit)                           $       1,966  $        1,966  $          3,505  $         3,505
     Income tax provision (benefit)                  3,098               -             6,195                -
     Net income (loss)                              (1,132)          1,966            (2,690)           3,505
     Net income (loss) attributable to
         common stockholders                        (4,614)         (1,516)           (9,654)          (3,459)

                                                  December 31, 2002                  June 30, 2002
                                            ------------------------------  --------------------------------
                                               Amounts                          Amounts
                                              previously                       previously
                                               reported      As restated        reported       As restated
                                            --------------  --------------  ----------------  --------------
                                                    (in thousands)                   (in thousands)
                                                            --                                --
Consolidated balance sheets:

     Total assets                            $     231,597  $      231,597  $        244,432  $      244,432
     Payable to RadioShack                               -          75,179                 -          81,374
     Total liabilities                             271,405         346,584           281,642         363,016
     Retained deficit                              152,446         227,625           142,792         224,166
     Total stockholders' deficit                    59,852         135,031            55,529         136,903

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

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 144, Accounting for the
Impairment or Disposal of Long-Lived Assets.  This pronouncement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  O'Sullivan adopted this pronouncement effective July 1, 2002.  The adoption of SFAS 144 had no effect on O'Sullivan's results of operations but did impact its balance sheet presentation as described below.

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

Note 6--Inventory

         Inventory, net, consists of the following:

                      December 31,      June 30,
                          2002            2002
                     ---------------   -----------
                             (in thousands)
                                       --
Finished goods       $        34,219   $    39,199
Work in process                5,211         5,158
Raw materials                  9,598         8,040
                       -------------     ---------
                     $        49,028   $    52,397
                       =============     =========

Note 7--Income Taxes

         O'Sullivan recorded no tax expense for the three months or six months ended December 31, 2002 because of the valuation allowance recorded in the quarter ended March 31, 2002.  See Note 2.

Note 8--Related Party Transactions

         O'Sullivan Industries entered into a management services agreement with Bruckmann, Rosser, Sherrill &
Co., LLC ("BRS") for strategic and financial advisory services on November 30, 1999.  The fee for these services is the greater of (a) 1% of O'Sullivan Industries' consolidated cash flow (as defined in the indenture related to the
O'Sullivan Industries senior subordinated notes) or (b) $300,000 per year.  Under the management services agreement, BRS can also receive reimbursement for expenses which are limited to $50,000 a year by the senior credit facility.

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

Note 9--Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  See Note 2.  The maximum payments are fiscal 2003, including $6.2 million paid in the six months ended December 31, 2002-- $11.0 million; fiscal 2004-- $9.9 million; fiscal 2005-- $10.5 million; fiscal 2006--
$11.3 million; and thereafter-- $41.4 million.

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

        o         increasing competition from imported furniture, particularly from China;

        o         the slowdown of economic growth and consumer spending in the United States;

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

         As a result of the lower sales levels, coupled with the revised accounting for the tax sharing agreement, our net income before dividends and accretion on preferred stock was $2.0 million for the second quarter of fiscal 2003 compared with net income of $1.1 million for the second quarter of fiscal 2002.  For the first half of fiscal 2003, our net income before dividends and accretion on preferred stock was $3.5 million compared to  a net loss of $300,000 for the first half of fiscal 2002.  Operating income declined to $8.1 million in the second quarter for fiscal 2003 from
$8.5 million in fiscal 2002. For the first half of fiscal 2003, our operating income was $16.0 million, compared with
$14.8 million in the first half of fiscal 2002.

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

         Following the decision in the arbitration and the settlement agreement with RadioShack, we recorded the
$24.6 million payment to RadioShack as a deferred tax asset at March 31, 2002.  We believed that this was appropriate as the payment represented the tax benefit we could realize from future use of net operating losses on our federal income tax returns if we had sufficient taxable income in the future.  After recording a tax provision of
$3.2 million for the quarter ended March 31, 2002 and offsetting our deferred tax liabilities of $8.0 million, we had a net deferred tax asset of $13.4 million at March 31, 2002.

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

         Similarly, in our June and September 2002 financial statements, we accounted for each payment to
RadioShack in the same manner as the initial $24.6 million payment under the settlement agreement by recording a deferred tax asset to the extent that we could not benefit currently from the increased deductions.  We then provided a valuation allowance against the additional deferred tax asset with a corresponding charge to income tax expense on a quarter by quarter basis.  We believed this method was in conformity with accounting principles generally accepted in the United States and consistent with our accounting for the tax sharing agreement since 1994.

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

         At March 31, 2002, a full valuation allowance was provided against the $97.9 million net deferred tax asset, which consists of the $13.4 million valuation allowance originally recorded in the March 2002 quarter plus an additional $84.5 million representing the balance of the deferred tax asset at that time.  The valuation allowance at
June 30, 2002 of $97.4 million together with the $3.5 million tax provision for the quarter represent the
$100.9 million recorded as tax expense for the year ended June 30, 2002.  We recorded the valuation allowance because we were unable to determine, based on objective evidence, that it was more likely than not we would be able

to utilize our net operating losses prior to their expiration.   If at a future date we determine that some or all of the
deferred tax asset will more likely than not be realized, we will reverse the appropriate portion of the valuation allowance and credit income tax expense.

         The remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002.  The obligation to RadioShack was reduced by subsequent payments and was $75.2 million and $81.4 million at December 31, 2002 and June 30, 2002, respectively.  We currently believe that it is probable that future payments to RadioShack will be made.

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

         The expected timing or amounts of our payments to RadioShack will not be affected by the revised method of accounting, although the future payments to RadioShack are contingent upon achieving taxable income calculated on the basis stipulated in the settlement agreement.  For the three and six months ended December 31, 2002, we paid
RadioShack $3.1 million and $6.2 million, respectively.

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

                                            Three months ended            Six months ended
                                               December 31,                 December 31,
                                        --------------------------   --------------------------
                                              (in thousands)               (in thousands)
                                             2002          2001           2002          2001
                                          ----------    ----------     ----------    ----------
Interest expense on senior credit
    facility, industrial revenue bonds
    and senior subordinated notes        $     5,746  $      5,983   $     11,622  $     12,326
Interest income                                  (48)          (76)          (106)         (167)
        Non-cash items:
Interest expense on O'Sullivan
    Holdings note                                623           555          1,217         1,083
Interest rate collar                            (724)         (274)        (1,308)          927
Amortization of debt discount                    144           131            288           256
Amortization of loan fees                        402           402            805           805
                                          ----------    ----------     ----------    ----------
Net interest expense                     $     6,143  $      6,721   $     12,518  $     15,230
                                          ==========    ==========     ==========    ==========

         Income Tax Provision (Benefit).  We recorded no tax expense for the first or second quarters of fiscal 2003 because of the valuation allowance recorded in the quarter ended March 31, 2002.  See "RadioShack Arbitration and
Revised Accounting for Tax Sharing Agreement with RadioShack."

         Net Income (Loss).  Our net income increased from $1.1 million in the second quarter of fiscal 2002 to
$2.0 million in fiscal 2003 due to decreased tax expense and lower material prices, lower selling, marketing and administrative expenses and lower interest expense, partially offset by lower sales and operating levels.  Net income increased $3.8 million from a loss of $300,000 in the first half of fiscal 2002 to $3.5 million in the first half of fiscal
2003 due to decreased tax expense, lower raw material costs, decreased selling and administrative expenses and lower interest expense, partially offset by lower sales and operating levels.

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

                                                  Three months ended                Six months ended
                                                     December 31,                     December 31,
                                             -------------------------------------------------------------
                                                    (in thousands)                   (in thousands)
                                                    2,002          2001             2002           2001
                                                 -----------    ----------       ----------     ----------
Net income (loss)                               $      1,966   $     1,136     $      3,505   $       (300)
Income tax provision (benefit)                             -           613                -           (163)
Interest expense, net                                  6,143         6,721           12,518         15,230
                                                 -----------    ------------------------------------------
Operating income                                       8,109         8,470           16,023         14,767
Depreciation and amortization                          3,308         3,608            6,572          7,029
                                                 -----------    ----------       -------------------------
EBITDA                                          $     11,417   $    12,078     $     22,595   $     21,796
                                                 ===========    ==========       ==========     ==========

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

         Working Capital.  As of December 31, 2002, cash and cash equivalents totaled $9.0 million.  Net working capital was $49.8 million at December 31, 2002 compared to $51.6 million at June 30, 2002.

         Operating Activities.  Net cash provided by operating activities for the six months ended December 31,
2002 was $1.7 million compared to net cash provided of $26.3 million for the six months ended December 31, 2001.
Cash flow from operations decreased year-over-year for the following reasons.

     o     Accounts payable increased $1.2 million during the first half of fiscal 2002 and declined $2.8 million during the first half of fiscal 2003.  The change was due to differences in the timing of plant shutdowns in the two years and to lower operating levels in fiscal 2003.

     o     Profit sharing and incentive compensation payments during the first half of fiscal 2003 were approximately $3.0 million higher than in the first half of fiscal 2002 because of the respective prior year financial results.  Changes in the accrued balances for profit sharing and incentive compensation decreased the cash provided by operations an additional $730,000 in fiscal 2002 compared to fiscal 2003.

     o     Trade receivables increased in fiscal 2003, reducing cash by $1.3 million, compared with a decrease of
           $3.1 million that provided cash in fiscal 2002.  The fiscal 2003 receivables increase was due to higher sales levels in December 2002 compared to June 2002 sales.

     o     Increases in accrued advertising provided net cash of $4.1 million in fiscal 2003 compared to $5.7 million during fiscal 2002.  The decrease this year was due to lower sales and associated decreases in vendor incentive programs.  In addition, a particular customer changed its pattern of claiming certain incentives, lowering accrued advertising.

     o     In fiscal 2003, decreases in inventories provided $3.4 million of cash, compared with  $5.5 million in fiscal 2002.

     o     During the first half of fiscal 2003, we paid RadioShack $6.2 million under the tax sharing agreement.

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

     o   $106.7 million in a senior secured credit facility consisting of a five year $20.9 million term loan A, a seven and one-half year $85.8 million term loan B and a $40.0 million revolving line of credit, with no borrowings at December 31, 2002.  The current portion of these term loans was approximately $4.7 million at December 31, 2002.  The revolving line of credit has a $15.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $13.8 million.

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

     o   $21.0 million, including $6.0 million of interest added to the principal of the note, in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis.
         These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated indebtedness to recorded book value at December 31, 2002 is as follows:

                               onsolidated                    Original
                               ndebtedness                     Issue
                                                              Discount       Warrants
                              C                Current         Net of          Net of        Recorded
                              I                Portion       Accretion       Accretion      Book Value
                              -------------  -----------   --------------  -------------   ------------
                                                           (in thousands)
                                             ---           ---             --              --

                                             ---           ---             --              --
Term loan A                   $      20,917    $ (3,874)     $          -   $          -    $    17,043
Term loan B                          85,796        (875)                -              -         84,921
                                -----------     --------      -----------    -----------     ----------
Senior secured credit               106,713      (4,749)                -              -        101,964
Senior subordinated note            100,000            -          (1,601)        (2,868)         95,531
Industrial revenue bonds             10,000            -                -              -         10,000
Senior note                          20,977            -                -        (2,928)         18,049
                                -----------     --------      -----------    -----------     ----------
Total                         $     237,690    $ (4,749)     $    (1,601)   $    (5,796)    $   225,544
                                ===========     ========      ===========    ===========     ==========

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

     o   Our consolidated leverage ratio must be less than 4.25.  The ratio at December 31, 2002 was 3.83.  At
         June 30, 2003, our consolidated leverage ratio must be less than 4.00.

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

         The following table illustrates our contractual obligations due in the future:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Long-term debt                       $     237,690   $        4,749    $       18,794   $      83,170   $      130,977
Tax benefit payments to
RadioShack1                                 75,179            9,654            21,073          24,632           19,820
Capital lease obligations                        -                -                 -               -                -
Operating leases--unconditional               4,224            1,830             2,273             121                -
Other long-term obligations                    558              200               358               -                -
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     317,651   $       16,433    $       42,498   $     107,923   $      150,797
                                       ===========     ============      ============     ===========     ============

-------------------------------------

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

See also the Risk Factors section in our amended annual report on Form 10-K for the year ended June 30, 2002.

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

