Form 10-Q
period 2003-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2004-02-17
CIK 915354

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

                                                    (Mark One)
                            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ended December 31, 2003

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

         As of February 10, 2004, 1,368,000 shares of common stock of O'Sullivan Industries Holdings, Inc., par value $0.01 per share, were outstanding.

------------------------------------------------------------------------------------------------------------------------

                                       The Index to Exhibits is on page 32.

                                                   Page 1 of 37

                                                      PART I
ITEM 1.  FINANCIAL STATEMENTS.

                                O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                        UNAUDITED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except for share data)
                                                                                      December 31,        June 30,
                                       Assets                                             2003              2003
                                                                                     ---------------   --------------

Current assets:
     Cash and cash equivalents                                                        $       11,373     $      7,977
     Trade receivables, net of allowance for doubtful accounts
         of $2,755 and $2,978, respectively                                                   29,324           25,032
     Inventories, net                                                                         50,381           52,426
     Prepaid expenses and other current assets                                                 2,371            2,772
                                                                                       -------------   --------------
              Total current assets                                                            93,449           88,207

Property, plant and equipment, net                                                            65,855           71,867
Other assets                                                                                   9,223            9,226
Goodwill, net of accumulated amortization                                                     38,088           38,088
                                                                                       -------------   --------------
                  Total assets                                                        $      206,615     $    207,388
                                                                                       =============   ==============

                        Liabilities and Stockholders' Deficit
Current liabilities:
     Accounts payable                                                                 $       10,675     $     10,006
     Current portion of long-term debt                                                             -            4,039
     Accrued advertising                                                                      10,924            9,493
     Accrued liabilities                                                                      12,325           12,043
     Payable to RadioShack                                                                     4,655            6,798
                                                                                       -------------      -----------
              Total current liabilities                                                       38,579           42,379

Long-term debt, less current portion                                                         218,096          209,405
Mandatorily redeemable senior preferred stock (Note 4)                                        23,998                -
Other liabilities                                                                              8,623            6,762
Payable to RadioShack                                                                         67,412           65,269
                                                                                       -------------      -----------
                  Total liabilities                                                          356,708          323,815

Commitments and contingent liabilities (Notes 9, 10 and 11)

Mandatorily redeemable senior preferred stock (Note 4)                                             -           21,933

Stockholders' deficit:
     Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
         none issued                                                                               -                -
     Junior preferred stock, Series B, $0.01 par value; at liquidation value including
         accumulated dividends; 1,000,000 shares authorized, 529,009.33 issued                91,680           85,682
     Common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000
         issued                                                                                   14               14
     Additional paid-in capital                                                               13,053           13,053
     Retained deficit                                                                       (255,759)        (237,062)
     Notes receivable from employees                                                            (355)            (343)
     Accumulated other comprehensive income                                                    1,274              296
                                                                                       -------------   --------------
              Total stockholders' deficit                                                   (150,093)        (138,360)
                                                                                       -------------   --------------
                  Total liabilities and stockholders' deficit                         $      206,615     $    207,388
                                                                                       =============   ==============

               The accompanying notes are an integral part of these consolidated financial statements.

                                O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (in thousands)

                                                                 Three months ended             Six months ended
                                                                    December 31,                  December 31,
                                                             --------------------------     -------------------------
                                                                 2003          2002             2003          2002
                                                             ------------   -----------     -------------   ---------

Net sales                                                  $       65,234 $      79,111    $      136,698 $   150,668
Cost of sales                                                      50,645        59,384           107,801     110,968
                                                             ------------   -----------     -------------   ---------

Gross profit                                                       14,589        19,727            28,897      39,700
                                                             ------------   -----------     -------------   ---------

Operating expenses:
     Selling, marketing and administrative                         11,597        11,618            22,073      23,677
     Casualty loss                                                    250             -               250           -
                                                             ------------   -----------     -------------   ---------

Operating income                                                    2,742         8,109             6,574      16,023

Other income (expense):
     Interest expense                                              (8,772)       (6,191)          (16,638)    (12,624)
     Interest income                                                   14            48                43         106
     Other financing income (expense), net                            616             -            (2,678)          -
                                                             ------------   -----------     -------------   ---------

Income (loss) before income tax provision                          (5,400)        1,966           (12,699)      3,505
Income tax provision                                                    -             -                 -           -
                                                             ------------   -----------     -------------   ---------

Net income (loss)                                                  (5,400)        1,966           (12,699)      3,505
Dividends and accretion on preferred stock                         (2,999)       (3,482)           (5,998)     (6,964)
                                                             ------------   -----------     -------------   ---------

Net loss attributable to common stockholders               $       (8,399)$      (1,516)   $      (18,697)$    (3,459)
                                                             ============   ===========     =============   =========

               The accompanying notes are an integral part of these consolidated financial statements.

                              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                            Six months ended
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                          2003            2002
                                                                                      ------------    ------------

Cash flows provided by operating activities:
     Net income (loss)                                                              $      (12,699)  $       3,505
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation and amortization                                                  6,595           6,572
              Amortization of debt issuance cost                                               845             805
              Amortization of debt discount and accrued interest on senior note              1,892           1,505
              Interest and accretion on senior preferred stock                               2,065               -
              Interest rate collar                                                               -          (1,308)
              Bad debt expense                                                                 101             579
              Loss on disposal of assets                                                         6              25
              Debt extinguishment costs, net                                                 2,678               -
              Accrual of special payment on options to purchase Series A junior
                  preferred stock                                                              686             599
     Changes in assets and liabilities:
              Trade receivables                                                             (4,292)         (1,306)
              Inventories                                                                    2,045           3,369
              Other assets                                                                     436            (434)
              Payable to RadioShack                                                              -          (6,195)
              Accounts payable and accrued liabilities                                       4,649          (6,002)
                                                                                      ------------    ------------
Net cash provided by operating activities                                                    5,007           1,714
                                                                                      ------------    ------------

Cash flows used for investing activities:
     Capital expenditures                                                                     (540)         (2,704)
                                                                                      ------------    ------------

Cash flows used for financing activities:
     Proceeds from borrowings                                                               95,000               -
     Repayment of borrowings                                                               (92,265)         (5,819)
     Debt issuance costs                                                                    (3,806)              -
                                                                                      ------------    ------------
Net cash flows used for financing activities                                                (1,071)         (5,819)

Net increase (decrease) in cash and cash equivalents                                         3,396          (6,809)
Cash and cash equivalents, beginning of period                                               7,977          15,777
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                            $       11,373   $       8,968
                                                                                      ============    ============

Non-cash investing and financing activities:
     Capital expenditures included in accounts payable                              $           17   $       1,077
     Dividends accrued but not paid                                                          5,998           7,237
             The accompanying notes are an integral part of these consolidated financial statements.

O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.  AND  SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the six months ended December 31, 2003
(in thousands)

                                                                                    dditional                    Notes         Accumulated    otal stock-   Compre-
                                                                                     paid-in                   receivable         other        holders'     hensive
                                                                                     capital      Retained        from         omprehensive    deficit       income
                                                                                   A               deficit     employees      c  income      T               (loss)
                                                                                   -----------   -----------  ------------    -------------  ------------  ----------
                                            Series B junior
                                            preferred stock    Common stock
                                            ---------------- -----------------     -------------------------  -----------------------------
                                            Shares   Dollars  Shares   Dollars
                                            -------  ------- --------  -------     -----------   -----------  ------------    -------------  ------------  ----------

Balance, June 30, 2003                          529$  85,682    1,368$      14   $      13,053 $    (237,062$         (343)$            296$     (138,360)
         Net loss                                                                                    (12,699)                                     (12,699$    (12,699)
         Cumulative translation adjustments                                                                                             978           978         978
         Loans to employees-interest income                                                                            (12)                           (12)
         Dividends and accretion on junior preferred st5,998                                          (5,998)                                           -
                                            -------  ------- --------  -------     -----------   -----------  ------------    -------------  ------------  ----------
Balance, December 31, 2003                      529$  91,680    1,368$      14   $      13,053 $    (255,759$         (355)$          1,274$     (150,093$    (11,721)
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
                                                 December 31, 2003

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

Note 2--Refinancing of Long-Term Debt

         On September 29, 2003, O'Sullivan Industries, Inc. ("O'Sullivan Industries") issued $100.0 million of privately placed, 10.63% senior secured notes maturing on October 1, 2008.  The notes were issued at a price of
95%, providing $95.0 million in cash proceeds before expenses related to the issuance, which were about
$3.8 million.  The proceeds were used to repay the term loans under O'Sullivan's senior credit facility.  The notes are secured by a first-priority security interest in and lien on substantially all of O'Sullivan's assets (and on
O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan Industries'
subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings, O'Sullivan Industries -
Virginia, Inc. ("O'Sullivan Industries - Virginia") and O'Sullivan Furniture Factory Outlet, Inc.  On December 23,
2003,  O'Sullivan Industries filed a registration statement with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended.  The registration statement became effective on January 8, 2004.  The exchange offer is expected to close around February 25, 2004.  O'Sullivan
Industries may also be required under certain circumstances to provide a shelf registration statement to cover resales of the notes.

         On September 29, 2003, O'Sullivan Industries, O'Sullivan Industries - Virginia and O'Sullivan Furniture
Factory Outlet, Inc. also entered into a new five-year asset-based credit agreement which permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The borrowing base at December 31, 2003 was approximately $36.9 million.  The credit agreement has a $25.0 million sub-limit for letters of credit, of which O'Sullivan Industries is currently utilizing approximately $14.0 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of O'Sullivan's assets other than accounts receivable, inventory, capital stock of O'Sullivan Industries and its subsidiaries, deposit accounts, certain books and records and certain licenses.
O'Sullivan guaranteed the obligations under the credit agreement.  The interest rate on loans under the credit agreement is a LIBOR rate plus 2.5% or an index rate plus 1.0%.  A fee equal to 0.5% per annum is paid on the unused commitment under the credit agreement.  No loans were outstanding under the revolving credit agreement as of December 31, 2003.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the previous senior credit facility, O'Sullivan expensed approximately $3.1 million of unamortized issuance costs related to the previous senior credit facility in the first quarter of fiscal 2004.

         Long term debt consisted of the following:

                                                 December 31,          June 30,
                                                     2003                2003
                                                ---------------      -------------
                                                          (in thousands)
                                                                     --

Senior term loan, tranche A                     $             -      $      10,593
Senior term loan, tranche B                                   -             77,673
Industrial revenue bonds                                 10,000             10,000
Senior secured notes                                     95,186                  -
Senior subordinated notes                                92,013             95,743
Senior note                                              20,897             19,435
                                                  -------------        -----------
         Total debt                                     218,096            213,444
Less current portion                                          -             (4,039)
                                                  -------------        -----------
         Total long-term debt                   $       218,096      $     209,405
                                                  =============        ===========

         Total debt, including the discount, net of accretion, of $4.8 million on the senior secured notes, $4.0 million on the senior subordinated notes and $2.7 million on the senior note, matures as follows (in thousands):

     Fiscal year ending
          June 30,
----------------------------
2004            $          -
2005                       -
2006                       -
2007                       -
2008                       -
Thereafter           229,569
                  ----------
                $    229,569
                  ==========

Note 3--Derivative Financial Instruments

         As required under O'Sullivan's previous senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar.  The collar, which expired in March 2003, was based on three-month LIBOR and had a floor of 6.43% and a ceiling of 8.75%.  For the three months and six months ended December 31, 2002,  O'Sullivan recorded reduced interest expense of $724,000 and $1.3 million, respectively.  These amounts represented the change in fair value of the interest rate collar.

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

         On November 30, 1999, O'Sullivan issued 16,431,050 shares of  mandatorily redeemable senior preferred stock with a liquidation value of $1.50 per share.  O'Sullivan's amended and restated certificate of incorporation authorized the issuance of 17,000,000 shares of mandatorily redeemable senior preferred stock, which has a par value of $0.01 per share.  O'Sullivan may, at its option, redeem the stock at any time.  O'Sullivan is required to redeem the outstanding shares of stock if an unaffiliated third party acquires more than 50% of O'Sullivan's outstanding common stock.  O'Sullivan is required to redeem the stock if outstanding on November 30, 2011 at a price equal to the initial liquidation value plus unpaid dividends accruing on a daily basis at the rate of 12% per year.
If O'Sullivan does not pay dividends in cash on June 30 or December 31 of each year, then dividends will also accrue on the unpaid dividends as of that date.  Liquidation value plus accrued dividends at December 31, 2003 and
June 30, 2003 was $39.7 million and $37.4 million, respectively.  The mandatorily redeemable senior preferred stock is recorded at its present value of  $24.0 million and $21.9 million, including accrued dividends and accretion, at
December 31, 2003 and June 30, 2003, respectively.

         Also in accordance with SFAS 150, dividends on mandatorily redeemable financial instruments are now accounted for as interest expense on the consolidated statement of operations instead of as dividends and accretion on preferred stock.  Interest expense for the senior preferred stock was approximately $2.1 million during the first six months of fiscal 2004.  Adoption of SFAS 150 did not affect O'Sullivan's cash payments or liquidity.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("FIN 46").  FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary.  FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity.  In December 2003, the FASB issued Interpretation No. 46(R)
("FIN 46(R)") which supercedes FIN 46.  FIN 46(R) is effective for all Special Purpose Entities ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003.
FIN 46(R) will be applicable to all non-SPE's created prior to February 1, 2003 by public entities at the end of the first interim or annual reporting period ending after March 15, 2004.  O'Sullivan has determined that it has no SPE's.
O'Sullivan is in the process of reviewing the applicability of FIN 46(R) to entities other than SPE's, but does not expect the adoption to have a material effect on its consolidated financial statements.

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

                                                             Three months ended            Six months ended
                                                                December 31,                 December 31,
                                                        -----------------------------  ------------------------
                                                           2003            2002           2003         2002
                                                        -----------     -----------    -----------  -----------
                                                                            (in thousands)
                                                                        -----------    -----------  -----------
Net income (loss) as reported                         $      (5,400)  $       1,966  $     (12,699$       3,505
Less:  total stock-based compensation expense
      determined under fair value method for all stock
      options, net of related income tax                         (1)             (2)            (2)          (3)
                                                        -----------     -----------    -----------  -----------
Pro forma net income (loss)                           $      (5,401)  $       1,964  $     (12,701$       3,502
                                                        ===========     ===========    ===========  ===========

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.  O'Sullivan did not grant any options during the six months ended December 31, 2003 and 2002.

Note 6--Shipping and Handling Costs

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the second quarters of fiscal 2004 and fiscal 2003 were approximately $1.7 million and $1.5 million, respectively.  Freight out costs in the six months ended December 31,
2003 and 2002 were $3.2 million and $3.6 million, respectively.

Note 7--Inventory

         Inventory, net, consists of the following:

                      December 31,      June 30,
                          2003            2003
                     ---------------   -----------
                             (in thousands)
                                       --
Finished goods       $        31,303   $    37,744
Work in process                4,578         3,923
Raw materials                 14,500        10,759
                       -------------     ---------
                     $        50,381   $    52,426
                       =============     =========

Note 8--Condensed Consolidating Financial Information

         In November 1999 O'Sullivan Industries issued $100 million of 13.375% senior subordinated notes due
2009.  These notes were unsecured obligations of O'Sullivan Industries; however, they were guaranteed on an unsecured basis by O'Sullivan Industries - Virginia, Inc. and any future subsidiaries created, including O'Sullivan
Furniture Factory Outlet, Inc., which commenced operations in April 2002.  The guarantees are full and unconditional.  In fiscal 2000, O'Sullivan Industries exchanged the notes issued in November 1999 for notes with substantially identical terms and associated guarantees.  The exchange notes have been registered under the
Securities Act of 1933, as amended.

         In September 2003 O'Sullivan Industries issued $100 million of 10.63% senior secured notes.  These notes are secured by substantially all the assets of O'Sullivan Industries and its guarantor subsidiaries O'Sullivan Industries
- Virginia and O'Sullivan Furniture Factory Outlet, Inc.  The senior secured notes are also guaranteed by O'Sullivan
Holdings.  The guarantees are full and unconditional.  Security for the senior secured notes includes first priority liens and security interests in the stock of O'Sullivan Industries.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations.

Condensed Consolidating Statements of Operations

                                                             Three months ended December 31, 2003
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           - $      54,600$       10,634$              -$         65,234
Cost of sales                                         -        41,336         9,309               -          50,645
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -        13,264         1,325               -          14,589

Operating expenses:
    Selling, marketing and administrative           118        10,375         1,104               -          11,597
    Casualty loss                                     -           250             -               -             250
                                            -----------   -----------  ------------  --------------  --------------

Operating income (loss)                            (118)        2,639           221               -           2,742
Other income (expense):
    Interest expense                             (1,809)       (6,723)         (240)              -          (8,772)
    Interest income                                   6             8             -               -              14
    Other financing income, net                       -           616             -               -             616
    Equity in loss of subsidiary                 (3,479)          (19)            -           3,498               -
                                            -----------   -----------  ------------  --------------  --------------

Loss before income tax provision                 (5,400)       (3,479)          (19)          3,498          (5,400)
Income tax provision                                  -             -             -               -               -
                                            -----------   -----------  ------------  --------------  --------------

Net loss                                         (5,400)       (3,479)          (19)          3,498          (5,400)
Dividends and accretion on
    preferred stock                              (2,999)            -             -               -          (2,999)
                                            -----------   -----------  ------------  --------------  --------------

Net loss attributable to                  $      (8,399)$      (3,479$          (19$          3,498$         (8,399)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                             Three months ended December 31, 2002
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           - $      55,996$       23,115$              -$         79,111
Cost of sales                                         -        40,884        18,500               -          59,384
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -        15,112         4,615               -          19,727

Operating expenses:
    Selling, marketing and administrative            80         9,355         2,183               -          11,618
                                            -----------   -----------  ------------  --------------  --------------

Op
Operating income (loss)                             (80)        5,757         2,432               -           8,109
Other income (expense):
    Interest expense                               (685)       (5,378)         (128)              -          (6,191)
    Interest income                                   6            42             -               -              48
    Equity in earnings of subsidiary              2,725         2,304             -         (5,029)               -
                                            -----------   -----------  ------------  --------------  --------------

Income before income tax provision                1,966         2,725         2,304         (5,029)           1,966
Income tax provision                                  -             -             -               -               -
                                            -----------   -----------  ------------  --------------  --------------

Net income                                        1,966         2,725         2,304         (5,029)           1,966
Dividends and accretion on
    preferred stock                              (3,482)            -             -               -          (3,482)
                                            -----------   -----------  ------------  --------------  --------------

Net income (loss) attributable to         $      (1,516)$       2,725$        2,304$        (5,029)$         (1,516)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                             Six months ended December 31, 2003
                                                                        (in thousands)
                                          -------------------------------------------------------------------------
                                           O'Sullivan   O'Sullivan     Guarantor     Consolidating
                                            Holdings    Industries    Subsidiaries    Adjustments     Consolidated
                                          ------------  -----------   ------------  ---------------  --------------
Net sales                                $           -$     107,682 $       29,016$               -$        136,698
Cost of sales                                        -       82,164         25,637                -         107,801
                                          ------------  -----------   ------------  ---------------  --------------

Gross profit                                         -       25,518          3,379                -          28,897

Operating expenses:
    Selling, marketing and administrative          237       18,956          2,880                -          22,073
    Casualty loss                                    -          250              -                -             250
                                          ------------  -----------   ------------  ---------------  --------------

Op
Operating income (loss)                           (237)       6,312            499                -           6,574
Other income (expense):
    Interest expense                            (3,581)     (12,601)          (456)               -         (16,638)
    Interest income                                 12           31              -                -              43
    Other financing expense, net                     -       (2,678)             -                -          (2,678)
    Equity in earnings (loss) of
        subsidiary                              (8,893)          43              -            8,850               -
                                          ------------  -----------   ------------  ---------------  --------------

Income (loss) before income tax
    provision                                  (12,699)      (8,893)            43            8,850         (12,699)
Income tax provision                                 -            -              -                -
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss)                              (12,699)      (8,893)            43            8,850         (12,699)
Dividends and accretion on preferred
    stock                                       (5,998)           -              -                -          (5,998)
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss) attributable to        $     (18,697$      (8,893)$           43$           8,850$        (18,697)
    common stockholders
                                          ============  ===========   ============  ===============  ==============

                                                              Six months ended December 31, 2002
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           - $     108,141$       42,527$              -$        150,668
Cost of sales                                         -        77,777        33,191               -         110,968
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -        30,364         9,336               -          39,700

Operating expenses:
    Selling, marketing and administrative           141        19,322         4,214               -          23,677
                                            -----------   -----------  ------------  --------------  --------------

Op
Operating income (loss)                            (141)       11,042         5,122               -          16,023
Other income (expense):
    Interest expense                             (1,343)      (11,022)         (259)              -         (12,624)
    Interest income                                  12            94             -               -             106
    Equity in earnings of subsidiary              4,977         4,863             -         (9,840)               -
                                            -----------   -----------  ------------  --------------  --------------

Income before income tax provision                3,505         4,977         4,863         (9,840)           3,505
Income tax provision                                  -             -             -               -
                                            -----------   -----------  ------------  --------------  --------------

Net income                                        3,505         4,977         4,863         (9,840)           3,505
Dividends and accretion on preferred
    stock                                        (6,964)            -             -               -          (6,964)
                                            -----------   -----------  ------------  --------------  --------------

Net income (loss) attributable to         $      (3,459)$       4,977$        4,863$        (9,840)$         (3,459)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

Condensed Consolidating Balance Sheets

                                                                       December 31, 2003
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           - $      86,005$        7,444$              -$         93,449
    Property, plant and equipment, net                -        36,445        29,410               -          65,855
    Other assets                                    225         8,914            84               -           9,223
    Investment in subsidiaries                 (101,438)       33,768             -          67,670               -
    Goodwill                                          -        38,088             -               -          38,088
    Receivable from subsidiary - tax
        sharing agreement                        72,067             -             -         (72,067)              -
    Receivable from affiliates                    1,698             -        40,509         (42,207)              -
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (27,448)$     203,220$       77,447$        (46,604$        206,615
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities                   $       5,296 $      18,436$       19,502$         (4,655$         38,579
    Long-term debt                               20,897       187,199        10,000               -         218,096
    Mandatorily redeemable senior
        preferred stock                          23,998             -             -               -          23,998
    Payable to affiliates                             -        42,207             -         (42,207)              -
    Other liabilities                             5,042         3,581                             -           8,623
    Payable to RadioShack                        67,412             -             -               -          67,412
    Payable to parent - tax sharing
        agreement                                     -        53,235        14,177         (67,412)              -
    Stockholders' equity (deficit)             (150,093)     (101,438)       33,768          67,670        (150,093)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (27,448)$     203,220$       77,447$        (46,604$        206,615
           stockholders' equity (deficit)
                                            ===========   ===========  ============  ==============  ==============

                                                                         June 30, 2003
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           - $      74,930$       13,277$              -$         88,207
    Property, plant and equipment, net                -        40,356        31,511               -          71,867
    Other assets                                    244         8,896            86               -           9,226
    Investment in subsidiaries                  (93,523)       33,725             -          59,798               -
    Goodwill                                          -        38,088             -               -          38,088
    Receivable from subsidiary - tax
        sharing agreement                        72,067             -             -         (72,067)              -
    Receivable from affiliates                    1,190             -        33,425         (34,615)              -
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (20,022)$     195,995$       78,299$        (46,884$        207,388
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities                   $       7,378 $      20,951$       20,848$         (6,798$         42,379
    Long-term debt                               19,435       179,970        10,000               -         209,405
    Payable to affiliates                             -        34,615             -         (34,615)              -
    Other liabilities                             4,323         2,439             -               -           6,762
    Payable to RadioShack                        65,269             -             -               -          65,269
    Payable to parent - tax sharing
        agreement                                     -        51,543        13,726         (65,269)              -
    Mandatorily redeemable senior
        preferred stock                          21,933             -             -              --          21,933
    Stockholders' equity (deficit)             (138,360)      (93,523)       33,725          59,798        (138,360)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (20,022)$     195,995$       78,299$        (46,884$        207,388
           stockholders' equity (deficit)
                                            ===========   ===========  ============  ==============  ==============

Condensed Consolidating Statements of Cash Flows

                                                              Six months ended December 31, 2003
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided (used) by
    operating activities:                 $         508 $      (2,863$        7,362$              -$          5,007
                                            -----------   -----------  ------------  --------------  --------------
Investing activities:
    Capital expenditures                              -          (462)          (78)              -            (540)
    Repayment of loans to affiliates               (508)        7,083             -          (6,575)              -
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (508)        6,621           (78)         (6,575)           (540)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    -           508        (7,083)          6,575               -
    Proceeds from borrowings                          -        95,000             -               -          95,000
    Repayment of borrowings                           -       (92,265)            -               -         (92,265)
    Debt issuance costs                               -        (3,806)            -               -          (3,806)
                                            -----------   -----------  ------------  --------------  --------------
        Net                                           -          (563)       (7,083)          6,575          (1,071)
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net increase in cash and cash
        equivalents                                   -         3,195           201               -           3,396
    Cash and cash equivalents, beginning
        of period                                     -         7,878            99               -           7,977
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           - $      11,073$          300$              -$         11,373
        period
                                            ===========   ===========  ============  ==============  ==============

                                                              Six months ended December 31, 2002
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided (used) by
    operating activities:                 $         684 $      (7,867$        8,897$              -$          1,714
                                            -----------   -----------  ------------  --------------  --------------
Investing activities:
    Capital expenditures                              -        (1,719)         (985)              -          (2,704)
    Repayment of loans to affiliates               (684)        7,955             -          (7,271)              -
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (684)        6,236          (985)         (7,271)         (2,704)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    -           684        (7,955)          7,271               -
    Repayment of borrowings                           -        (5,819)                            -          (5,819)
                                            -----------   -----------  ------------  --------------  --------------
        Net                                           -        (5,135)       (7,955)          7,271          (5,819)
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net decrease in cash and cash
        equivalents                                   -        (6,766)          (43)              -          (6,809)
    Cash and cash equivalents, beginning
        of period                                     -        15,648           129               -          15,777
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           - $       8,882$           86$               $          8,968
        period                                                                                    -
                                            ===========   ===========  ============  ==============  ==============

Note 9--Income Taxes

         O'Sullivan recorded no tax expense for the three or six months ended December 31, 2003 and 2002 because of the valuation allowance recorded in the quarter ended March 31, 2002.

Note 10--Related Party Transactions

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

         The management fees and reimbursable expenses of $145,000 and $233,000 recognized in the first half of fiscal years 2004 and 2003, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations.  O'Sullivan Industries paid BRS $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee.  An additional prepayment of $285,000 for fiscal 2003 management fees was made in January
2003.  The prepaid balance at December 31, 2003 and June 30, 2003 was $2,000 and $147,000, respectively, and is included in prepaid expenses and other current assets on the consolidated balance sheet.

         Employee Loans.  At December 31, 2003, O'Sullivan held two notes receivable with a balance of approximately $355,000 from employees of O'Sullivan.  O'Sullivan loaned the employees money to purchase common stock and Series B junior preferred stock of O'Sullivan in the November 1999 recapitalization and merger.
The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control, and are with full recourse.  The receivables are recorded on O'Sullivan's consolidated balance sheets as an increase in stockholders' deficit.

Note 11--Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are fiscal 2004--$11.6 million; fiscal 2005--$10.5 million; fiscal
2006--$11.3 million; and thereafter--$38.7 million.  O'Sullivan estimates that its payments to RadioShack during fiscal 2004 will aggregate $2.3 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

         We are a leading ready-to-assemble furniture manufacturer in North America with over 45 years of experience.  We design, manufacture and distribute a broad range of RTA furniture products--computer workcenters, desks, entertainment centers, audio stands, bookcases and cabinets.

Recent Trends

          Our net sales for the second quarter of fiscal 2004 were down about 17.5% from sales for the same quarter in fiscal 2003.  For the first half of fiscal 2004, our sales declined about 9.3%.  Our sales declined for several reasons:

         o        increasing competition from imported furniture, particularly from China;

         o        the slowdown of economic growth and consumer spending in the United States from 2001 into
                  2003;

         o        liquidations and bankruptcies by a number of customers, including Montgomery Ward, Ames and
                  Kmart;

         o        increased competition from domestic competition due to excess capacity in the RTA furniture industry;

         o        inventory reductions by our customers; and

         o        a focus by several of our retail partners toward higher price point offerings, which include products using materials other than our particleboard and laminate capabilities.

These factors will continue to affect our business throughout the remainder of fiscal 2004.

         Due to the low sales levels, we decreased production levels at our manufacturing facilities, which adversely affected our fixed cost absorption.  We also increased promotional activities with several of our major retail partners.
As a result, our operating income fell to $2.7 million for the quarter ended December 31, 2003, compared with
$8.1 million for the quarter ended December 31, 2002.  For the first half of fiscal 2004, our operating income was
$6.6 million compared to $16.0 million in the first half of fiscal 2003.  Net loss for the quarter ended December 31,
2003 was $5.4 million compared to a net income of $2.0 million in the comparable period of fiscal 2003.  Net loss for the six months ended December 31, 2003 was $12.7 million, compared to a net income of $3.5 million for the six months ended December 31, 2002.  The net loss for the fiscal 2004 quarter reflects lower sales and the reduction in operating income.  The net loss for the first half of fiscal 2004 reflects lower sales and operating income, as well as the write-off of unamortized debt issuance costs related to our previous senior credit facility.  The net loss also reflects increased interest expense due to our July 1, 2003 adoption of SFAS 150, pursuant to which we now account for dividends on our mandatorily redeemable senior preferred stock as interest expense.

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

         We have recently been informed by Best Buy that it intends to reduce orders of particleboard furniture.  As a result, we expect our sales to Best Buy to decline significantly.  We hope to partially offset this loss by increasing sales to other customers, but we can not assure you that this will occur.

Refinancing Transactions

         On September 29, 2003, O'Sullivan Industries issued $100 million of senior secured notes and executed a new five-year $40 million senior secured revolving credit agreement.  The proceeds of the senior secured notes were used to repay O'Sullivan Industries' existing $88.3 million senior credit facility and related fees and expenses.  The senior secured notes were sold at 95% of their face value, bear interest at 10.63% and mature on October 1, 2008.
As of December 31, 2003, we had no borrowings under the new credit agreement, although $14.0 million of letters of credit were outstanding.

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

         In the first half of fiscal 2004, we saw increases of approximately 5% to 10% in the price of particleboard, our largest-cost raw material.  We expect additional price increases in the last half of fiscal 2004, and perhaps beyond, as demand for particleboard has increased and suppliers have reduced capacity.  Because we utilize first-in, first-out accounting for our inventory, not all of the price increases are reflected in our cost of goods sold for the first six months of fiscal 2004.  These price increases will reduce our operating margins and operating income for the remainder of fiscal 2004 and perhaps beyond.  Further, the reduction in particleboard manufacturing capacity may create shortages that might delay the rollouts of some new products from our fiscal year 2004 third quarter to the fourth quarter.

        We will endeavor to reduce the impact of the price increases through our value analysis program and by the eventual inclusion of the higher costs in the pricing of our products.  In our value analysis program, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material price increases.

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

         The remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002.  We reduced the obligation by subsequent payments; the balance was $81.4 million at June 30, 2002 and $72.1 million at June 30,
2003 and December 31, 2003.

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

         As a result of providing a full valuation allowance on our net deferred tax assets in fiscal 2002, we did not record a tax provision in the first six months of fiscal 2003 or 2004.  We do not expect to record a tax provision or benefit in the foreseeable future.  If at a future date we determine that some or all of the deferred tax asset will more likely than not be realized, we will reverse the appropriate portion of the valuation allowance and credit income tax expense.

         See "Cautionary Statement Regarding Forward Looking Information."

Results of Operations

         Net Sales.  Net sales for the quarter ended December 31, 2003 decreased by $13.9 million, or 17.5%, to
$65.2 million from $79.1 million for the quarter ended December 31, 2002.  Net sales for the six months ended
December 31, 2003 decreased by $14.0 million, or 9.3%, to $136.7 million from $150.7 million for the six months ended December 31, 2002.  Our sales declined in every major channel due to extremely competitive conditions, economic uncertainties and the other reasons cited above.  Most of the decline for the quarter and six months was due to a decline in unit volume, although the average price per unit also declined slightly.

         Gross Profit.  Gross profit decreased to $14.6 million, or 22.4% of sales, for the three month period ended
December 31, 2003, from $19.7 million, or 24.9% of sales, for the comparable prior year quarter.  The gross margin percentage for the second quarter of fiscal 2004 declined primarily because of lower sales, lower production levels, changes in our customer mix, increasing raw material prices and increasing promotional activities with several retail partners.  For the six months ended December 31, 2003, gross profit declined to $28.9 million, or 21.1% of sales, from $39.7 million, or 26.3% of sales.  Gross profit declined for the fist half of fiscal 2004 due to lower sales levels, lower production levels, changes in our customer mix, increasing promotional activities and product sold at discounted pricing.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses were about flat at $11.6 million for the three month period ended December 31, 2003, compared to the quarter ended
December 31, 2002.  Because of our lower sales in the fiscal 2004 period, selling, marketing and administrative expenses increased to 17.8% of our net sales for the fiscal 2004 second quarter compared to 14.7% of net sales in the second quarter of fiscal 2003.  Freight out expense increased due to charges incurred to ship displays to certain customers.  Royalty expenses increased due to royalties paid in connection with our license agreement with The
Coleman Company, Inc.  These charges were offset by decreased replacement parts expense and lower incentive compensation and profit sharing costs.

         For the six months ended December 31, 2003, selling, marketing and administrative expenses decreased
$1.6 million from $23.7 million in fiscal 2002 to $22.1 million in fiscal 2003.  The major factors contributing to the decrease were decreased bad debt expense, decreased freight out expense and lower incentive compensation and profit sharing costs.

         Casualty Loss.  In November 2003, a fire destroyed certain of our manufacturing equipment.  We recorded a casualty loss of $250,000 in the quarter ended December 31, 2003.  We deferred recognition of potential gains resulting from estimated insurance recoveries until the insurance proceeds have been received.  We currently expect to record approximately $550,000 of gains on insurance recoveries during the second half of fiscal 2004.

         Depreciation and Amortization.  Depreciation and amortization expenses of $3.3 million for the second quarter of fiscal 2004 and $6.6 million year to date remained flat compared to the second quarter and year to date for fiscal 2003.

         Operating Income.  Operating income decreased $5.4 million to $2.7 million for the quarter ended
December 31, 2003 from $8.1 million in the quarter ended December 31, 2002 due to lower sales and operating levels.  For the six months ended December 31, 2003, operating income decreased $9.4 million over the six months ended December 31, 2002.  Our operating income declined because of our lower sales levels, lower production levels which adversely affected our fixed cost absorption, changes in customer mix, increasing raw material prices and increased promotion activities with several of our major retail partners.

         Net Interest Expense.  Net interest expense increased from $6.1 million in the second quarter of fiscal 2003 to $8.8 million in the second quarter of fiscal 2004.  Net interest expense increased $4.1 million from $12.5 million for the first half of fiscal 2003 to $16.6 million for the first half of fiscal 2004.  Interest expense increased due to the reclassification of dividends on our senior preferred stock as interest expense in fiscal 2004 of approximately $1.0 million for the quarter and $2.1 million for six months ended December 31, 2003, respectively, and the fiscal 2003 change in value of our interest rate collar that expired in March 2003.  The following table summarizes our net interest expense:

                                                           Three months ended               Six months ended
                                                              December 31,                    December 31,
                                                      -----------------------------  ------------------------------
                                                             (in thousands)                  (in thousands)
                                                           2003            2002           2003             2002
                                                        -----------     -----------    -----------     ------------
Interest expense on senior secured notes,                  6,276
    credit agreement, senior credit facility, industri $
    revenue bonds and senior subordinated notes       al              $       5,746  $      11,835   $       11,622
Interest income                                                 (14)            (48)           (43)            (106)
        Non-cash items:
Interest expense on O'Sullivan Holdings note                    700             623          1,367            1,217
Interest expense on mandatorily redeemable
    senior preferred stock                                    1,033               -          2,065                -
Interest rate collar                                              -            (724)             -           (1,308)
Amortization of debt discount                                   359             144            526              288
Amortization of loan fees                                       404             402            845              805
                                                        -----------     -----------    -----------     ------------
Net interest expense                                   $      8,758   $       6,143  $      16,595   $       12,518
                                                        ===========     ===========    ===========     ============

         Other Financing Income(Expense).  We recorded a gain of $616,000  in the quarter ended December 31,
2003 in connection with the repurchase of $4.0 million of our senior subordinated notes, net of original issue discount and capitalized loan fees.  For the six months ended December 31, 2003, we recorded other financing costs expense of $2.7 million related to the write-off of capitalized loan fees for the old senior credit facility of about
$3.3 million in the September 2003 quarter, offset by the gain on the repurchase of the subordinated notes.

         Income Tax Provision.  We recorded no tax expense for the first or second quarters of fiscal 2004 or 2003 because of the valuation allowance recorded in the quarter ended March 31, 2002.  See "RadioShack Arbitration and
Accounting for Tax Sharing Agreement with RadioShack."

         Net Income (Loss).  We incurred a net loss of $5.4 million in the second quarter of fiscal 2004 compared to net income of $2.0 million in fiscal 2003 due to lower sales and operating levels and increased interest expense.  Net income decreased $16.2 million from net income of $3.5 million in the first half of fiscal 2003 to a net loss of
$12.7 million in the first half of fiscal 2004 due to lower sales and operating levels, promotional activities with our retail partners and increased interest expense.

Liquidity and Capital Resources

         We are highly leveraged and have a stockholders' deficit of approximately $150.1 million at December 31,
2003.  Our primary sources of liquidity are cash flows from operations and borrowings under our senior credit agreement, which is discussed below.  Our liquidity requirements will be to pay our debt, including interest expense under the senior credit agreement and notes, to provide for working capital and capital expenditures and to pay
RadioShack amounts due under the tax sharing agreement.  Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit agreement.

         Working Capital.  As of December 31, 2003, cash and cash equivalents totaled $11.4 million.  Net working capital was $54.9 million at December 31, 2003 compared to $45.8 million at June 30, 2003.

         Operating Activities.  Net cash provided by operating activities for the six months ended December 31,
2003 was $5.0 million compared to net cash provided of $1.7 million for the six months ended December 31, 2002.
Cash flow from operations increased year-over-year for the following reasons.

     o     Net income in fiscal 2004 was about $16.2 million lower than in the first half of fiscal 2003.

     o     Included in net loss for fiscal 2004 were non-cash charges of $2.1 million for interest and accretion on our senior preferred stock and $2.7 million of debt extinguishment costs, net.

     o     In fiscal 2003, the liability associated with the interest rate collar declined by $1.3 million.

     o     Accounts receivable increased $4.3 million in the first half of fiscal 2004 compared with an increase of
           $1.3 million in the first half of fiscal 2003.

     o     In fiscal 2004, inventories decreased by $2.0 million compared with $3.4 million in fiscal 2003.

     o     During the first half of fiscal 2004, no amounts were due RadioShack under the terms of the tax sharing agreement; in the first half of fiscal 2003, we paid RadioShack $6.2 million.

     o     Accounts payable and accrued liabilities increased $4.7 million during the first half of fiscal 2004 compared to a decrease of $6.0 million during the first half of fiscal 2003.  Profit sharing and incentive compensation payments during the first half of fiscal 2003 were higher than in the first half of fiscal 2004 because of the respective prior year financial results.  Accrued interest was higher in fiscal 2004 due to the refinancing of our old senior credit facility.

         Investing Activities.  We invested $540,000 for capital expenditures for the six months ended December 31,
2003 compared to $2.7 million for the prior year six month period.  We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $2.0 million to $3.0 million, which we expect to fund from cash flow from operations or cash on hand.  Our ability to make future capital expenditures is subject to certain restrictions under our credit agreement.

         Financing Activities.  On September 29, 2003 we refinanced our old senior credit facility with $100.0 million of new privately placed senior secured notes and an asset-based credit agreement.

         The $100.0 million senior secured notes mature on October 1, 2008 and bear interest at 10.63%.  The notes were issued by O'Sullivan Industries at a price of 95%, providing $95.0 million in cash proceeds before expenses related to the issuance of about $3.8 million.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan Industries' subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings,
O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.  We also entered into a registration rights agreement pursuant to which we are obligated to file a registration statement with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended, within
90 days after this offering closes, and to use all commercially reasonable efforts to cause the registration statement to declared effective on or prior to 180 days after the notes were issued.  We filed the registration statement on
December 23, 2003, and it became effective on January 8, 2004.  The exchange offer is expected to close around
February 25, 2004.  We may also be required under certain circumstances to provide a shelf registration statement to cover resales of the notes.

         The five-year asset-based credit agreement permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The credit agreement has a $25.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.0 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses.  The interest rate on loans under the credit agreement is a LIBOR rate plus
2.5% or an index rate plus 1.0%.  We also pay a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.  O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc. are also parties to the credit agreement.  No loans were outstanding under the credit agreement as of December 31, 2003.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the senior credit facility, we expensed approximately $3.1 million of unamortized issuance costs related to the facility in the first quarter of fiscal 2004.

         Our consolidated indebtedness at December 31, 2003 was $218.1 million consisting of:

        o         a credit agreement providing for asset-based revolving credit of up $40.0 million.  The borrowing base at December 31, 2003 was approximately $36.9 million.  No borrowings were outstanding under the credit agreement, although letters of credit aggregating approximately $14.0 million were outstanding under the credit agreement.

        o         $100.0 million in 10.63% senior secured notes due October 1, 2008.  These notes were issued at a price of 95% providing $95.0 million in cash proceeds before expenses related to the issuance.

        o         $96.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase
                  6.0% of our common and Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.  These notes were issued at a price of 98.046% providing
                  $98.0 million in cash proceeds before expenses related to the issuance.  In October 2003, we repurchased $4.0 million of the notes and recorded other financing income of $616,000 net of original issue discount and capitalized loan fees.

        o         $10.0 million in variable rate industrial revenue bonds.

        o         $23.6 million, including $8.6 million of interest added to the principal of the note, in a senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated indebtedness to recorded book value at December 31, 2003 is as follows:

                                                Original
                                                 Issue
                                                Discount        Warrants
                               Consolidated     Net of           Net of       Recorded
                               Indebtedness     Accretion       Accretion     Book Value
                              -------------  ---------------  -------------  ------------
                                                    (in thousands)
Senior secured notes          $     100,000     $    (4,814)   $          -    $   95,186
Senior subordinated notes            96,000          (1,391)        (2,596)        92,013
Industrial revenue bonds             10,000                -              -        10,000
Senior note                          23,569                -        (2,672)        20,897
                                -----------      -----------    -----------     ---------
Total                         $     229,569     $    (6,205)   $    (5,268)    $  218,096
                                ===========      ===========    ===========     =========

         With the refinancing of our old senior credit facility, we have no principal payments due on our debt until
October 2008.  We expect to fund interest payments on our debt from cash flow from operations, cash on hand or borrowings under our credit agreement.  We expect our borrowing availability under our credit agreement will approximate $40.0 million reduced by any letters of credit outstanding.  Decreased demand for our products could decrease our inventory and accounts receivable levels and the availability of borrowings under our credit facility.

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

         Off-balance Sheet Arrangements.    At December 31, 2003, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         As of December 31, 2003, our contractual obligations due in the future matured as follows:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Long-term debt                       $     229,569   $            -    $            -   $     110,000   $      119,569
Tax Benefit payments to
RadioShack1                                 72,067           14,452            20,419          28,353            8,843
Capital lease obligations                        -                -                 -               -                -
Operating leases--unconditional               5,219            2,011             2,951             257                -
Other long-term obligations2                   832              397               345              90                -
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     307,687   $       16,860    $       23,715   $     138,700   $      128,412
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

         2Represents payments due under retirement agreements.

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

      o      We derive our revenue from product sales.  We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.  For all sales, we use purchase orders from the customer, whether written or electronically transmitted, as evidence that a sales arrangement exists.  Generally, delivery occurs when product is delivered to a common carrier or private carrier, with standard terms being FOB shipping point.  We assess whether the price is fixed or determinable based upon the payment terms associated with the transaction.  We assess collection based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.  Collateral generally is not requested from customers.

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

      o      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.  Obsolete and slow-moving inventory reserves were approximately $2.9 million and $4.3 million at December 31, 2003 and
             June 30, 2003, respectively.

      o      We record our deferred tax assets at the amount that the asset is more likely than not to be realized.  As of December 31, 2003, we have provided a valuation allowance against our total net deferred tax asset.
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

      o      We periodically review our long-lived assets, including property and equipment, for impairment and determine whether an event or change in facts and circumstances indicates their carrying amount may not be recoverable.  We determine recoverability of the assets by comparing the carrying amount of the assets to the net future undiscounted cash flows expected to be generated by those assets.  Future cash flows are estimated using revenue growth projections that take into consideration the estimated life of
             our various products.   If the sum of the undiscounted cash flows is less than the carrying value of the assets, an impairment charge is recognized.  Adverse economic conditions could cause us to record impairment charges in the future.

      o      We assess goodwill at least annually for impairment by applying a fair-value-based test, using the enterprise as the reporting unit.  If the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss.  Adverse economic conditions could cause us to record impairment charges in the future.

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

         In November 2001 House2Home filed for bankruptcy and eventually liquidated.  In January 2004 we received notice of a November 2003 suit against O'Sullivan Industries in the U.S. Bankruptcy Court, Central District
of California alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by
House2Home together with interest.  The alleged payments aggregate $700,000.  We intend to respond to the suit denying we received any preferential payments.  We intend to contest this lawsuit vigorously.

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
        o     raw material cost increases, particularly in particleboard and fiberboard, as are occurring now and have previously occurred in 1994 and 1995 and to a lesser extent in fiscal 2000;
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

         We have market risk in interest rate exposure, primarily in the United States.  We manage interest rate exposure through our mix of fixed and floating rate debt.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  Our interest rate collar expired on March 31, 2003.  At
December 31, 2003, $10.0 million of our debt was subject to variable interest rates.  A change in interest rates of one percentage point would change our cash interest by about $100,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity price exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material prices would affect our cost of sales by approximately $1.4 million annually.

         In the first half of fiscal 2004, we saw increases of approximately 5% to 10% in the price of particleboard, our largest-cost raw material.  We expect additional price increases in the last half of fiscal 2004, and perhaps beyond, as demand for particleboard has increased and suppliers have reduced capacity.  Because we utilize first-in, first-out accounting for our inventory, not all of the price increases are reflected in our cost of goods sold for the first six months of fiscal 2004.  These price increases will reduce our operating margins and operating income for the remainder of fiscal 2004 and perhaps beyond.  Further, the reduction in particleboard manufacturing capacity may create shortages that might delay the rollouts of some new products from our fiscal year 2004 third quarter to the fourth quarter.

         We will endeavor to reduce the impact of the price increases through our value analysis program and by the eventual inclusion of the higher costs in the pricing of our products.  In our value analysis program, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential price increases.

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

         (b)  There have been no significant changes in O'Sullivan's internal controls over financial reporting subsequent to September 30, 2003 that have materially affected or are reasonably likely to materially affect,
O'Sullivan's internal control over financial reporting.

                                          PART II --  OTHER  INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         In November 2001 House2Home filed for bankruptcy and eventually closed all of its stores.  In January
2004 we received notice of a November 2003 suit against O'Sullivan Industries in the U.S. Bankruptcy Court,
Central District of California alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by
House2Home together with interest.  The alleged payments aggregate $700,000.  We intend to respond to the suit denying we received any preferential payments.  We intend to contest this lawsuit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of stockholders of O'Sullivan was held on November 13, 2003 to elect two Class I directors.  We did not solicit proxies.  Messrs. Charles A. Carroll and Richard D. Davidson were reelected as Class I directors.  Messrs. Carroll and Davidson each received 1,176,068 votes for reelection; no votes were withheld.  The terms of office of Messrs. Daniel F. O'Sullivan and Harold O. Rosser did not expire in 2003; they continue as directors of O'Sullivan.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         A list of exhibits required to be filed as part of this Report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K:

         During the quarter ended December 31, 2003, O'Sullivan furnished reports on form 8-K:

         (a)      under Items 7, 9 and 12 dated October 28, 2003 relating to the announcement of its earnings for the first quarter of fiscal 2004 ended September 30, 2003; and

         (b)      under Items 7 and 9 dated November 17, 2003 relating to the filing of its quarterly report on
Form 10-Q for the quarter ended September 30, 2003, respectively.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     O'SULLIVAN INDUSTRIES HOLDINGS, INC.

Date:   February 17, 2004                                 By:
                                                                 --------------------------------------------------

                                                                                 Richard D. Davidson
                                                                                    President and
                                                                               Chief Executive Officer

Date:   February 17, 2004                                 By:                   /s/ Phillip J. Pacey
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

     10.1     Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of
              November 13, 2003 from O'Sullivan Industries, Inc. to the trustee named therein for the benefit of The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.6 to
              Registration Statement on Form S-4 (File No. 333-111514))

     10.2     Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of
              November 13, 2003 from O'Sullivan Industries - Virginia, Inc. to the trustee named therein for the benefit of The Bank of New York, as Trustee and General Electric Capital Corporation, as
              Agent (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4
              (File No. 333-111514))

     10.3     Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of
              November 13, 2003 from O'Sullivan Industries, Inc. to the trustee named therein for the benefit of General Electric Capital Corporation, as Agent (incorporated by reference to
              Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-111514))

     10.4     Schedule of outside director fees (incorporated by reference to Exhibit 10.26 to Registration
              Statement on Form S-4 (File No. 333-111514))

     31.1     Certificate of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002         34

     31.2     Certificate of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002         35

     32.1     Certificate of chief executive officer under 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                                      36

     32.2     Certificate of chief financial officer under 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                                      37