Form 10-Q
period 2004-03-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2004-05-14
CIK 915354

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
                                          SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2004

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

         As of May 10, 2004, 1,368,000 shares of common stock of O'Sullivan Industries Holdings, Inc., par value
$0.01 per share, were outstanding.

------------------------------------------------------------------------------------------------------------------------

                                       The Index to Exhibits is on page 33.

                                                   Page 1 of 38

                                                         1

                                                      PART I
ITEM 1.  FINANCIAL STATEMENTS.

                                O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                        UNAUDITED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except for share data)
                                                                                        March 31,         June 30,
                                       Assets                                             2004              2003
                                                                                     ---------------   --------------

Current assets:
     Cash and cash equivalents                                                        $       17,623     $      7,977
     Trade receivables, net of allowance for doubtful accounts
         of $2,756 and $2,978, respectively                                                   27,577           25,032
     Inventories, net                                                                         52,615           52,426
     Prepaid expenses and other current assets                                                 2,764            2,772
                                                                                       -------------   --------------
              Total current assets                                                           100,579           88,207

Property, plant and equipment, net                                                            64,083           71,867
Other assets                                                                                   8,953            9,226
Goodwill, net of accumulated amortization                                                     38,088           38,088
                                                                                       -------------   --------------
                  Total assets                                                        $      211,703     $    207,388
                                                                                       =============   ==============

                        Liabilities and Stockholders' Deficit
Current liabilities:
     Accounts payable                                                                 $       14,959     $     10,006
     Current portion of long-term debt                                                             -            4,039
     Accrued advertising                                                                       8,492            9,493
     Accrued liabilities                                                                      16,974           12,043
     Payable to RadioShack                                                                     4,076            6,798
                                                                                       -------------      -----------
              Total current liabilities                                                       44,501           42,379

Long-term debt, less current portion                                                         218,478          209,405
Mandatorily redeemable senior preferred stock (Note 4)                                        25,128                -
Other liabilities                                                                              9,614            6,762
Payable to RadioShack                                                                         67,991           65,269
                                                                                       -------------      -----------
                  Total liabilities                                                          365,712          323,815

Commitments and contingent liabilities (Notes 9, 10 and 11)

Mandatorily redeemable senior preferred stock (Note 4)                                             -           21,933

Stockholders' deficit:
     Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
         none issued                                                                               -                -
     Junior preferred stock, Series B, $0.01 par value; at liquidation value including
         accumulated dividends; 1,000,000 shares authorized, 529,009.33 issued                94,889           85,682
     Common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000
         issued                                                                                   14               14
     Additional paid-in capital                                                               13,053           13,053
     Retained deficit                                                                       (264,307)        (237,062)
     Notes receivable from employees                                                            (361)            (343)
     Accumulated other comprehensive income                                                    2,703              296
                                                                                       -------------   --------------
              Total stockholders' deficit                                                   (154,009)        (138,360)
                                                                                       -------------   --------------
                  Total liabilities and stockholders' deficit                         $      211,703     $    207,388
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
                                                                                       =============   ==============

                                O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (in thousands)

                                                                 Three months ended             Nine months ended
                                                                     March 31,                      March 31,
                                                             --------------------------     -------------------------
                                                                 2004          2003             2004          2003
                                                             ------------   -----------     -------------   ---------

Net sales                                                  $       73,239 $      86,866    $      209,937 $   237,534
Cost of sales                                                      57,797        65,620           165,598     176,588
                                                             ------------   -----------     -------------   ---------

Gross profit                                                       15,442        21,246            44,339      60,946

Operating expenses:
     Selling, marketing and administrative                         12,143        12,056            34,216      35,733
     Restructuring charge                                               -           540                 -         540
     Casualty loss                                                      -             -               250           -
                                                             ------------   -----------     -------------   ---------
Total operating expenses                                           12,143        12,596            34,466      36,273
                                                             ------------   -----------     -------------   ---------

Operating income                                                    3,299         8,650             9,873      24,673

Other income (expense):
     Interest expense                                              (8,648)       (6,022)          (25,286)    (18,646)
     Interest income                                                   10            56                53         162
     Other financing costs, net                                         -             -            (2,678)          -
                                                             ------------   -----------     -------------   ---------

Income (loss) before income tax provision                          (5,339)        2,684           (18,038)      6,189
Income tax provision                                                    -             -                 -           -
                                                             ------------   -----------     -------------   ---------

Net income (loss)                                                  (5,339)        2,684           (18,038)      6,189
Dividends and accretion on preferred stock                         (3,209)       (3,747)           (9,207)    (10,711)
                                                             ------------   -----------     -------------   ---------

Net loss attributable to common stockholders               $       (8,548)$      (1,063)   $      (27,245)$    (4,522)
                                                             ============   ===========     =============   =========

               The accompanying notes are an integral part of these consolidated financial statements.

                              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                           Nine months ended
                                                                                               March 31,
                                                                                      ----------------------------
                                                                                          2004            2003
                                                                                      ------------    ------------

Cash flows provided by operating activities:
     Net income (loss)                                                              $      (18,038)  $       6,189
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation and amortization                                                  9,685          10,289
              Amortization of debt issuance cost                                             1,263           1,207
              Amortization of debt discount and accrued interest on senior note              2,982           2,308
              Interest and accretion on senior preferred stock                               3,195               -
              Interest rate collar                                                               -          (2,091)
              Bad debt expense                                                                 101             732
              Gain (loss)on disposal of assets                                                 (81)            113
              Impairment of long-lived assets                                                    -             540
              Debt extinguishment costs, net                                                 2,678               -
              Accrual of special payment on options to purchase Series A junior
                  preferred stock                                                            1,053             919
     Changes in assets and liabilities:
              Trade receivables                                                             (2,646)            (23)
              Inventories                                                                     (189)         10,388
              Other assets                                                                     143              91
              Payable to RadioShack                                                              -          (6,193)
              Accounts payable and accrued liabilities                                      12,333          (1,087)
                                                                                      ------------    ------------
Net cash provided by operating activities                                                   12,479          23,382
                                                                                      ------------    ------------

Cash flows used for investing activities:
     Capital expenditures                                                                   (1,538)         (4,827)
                                                                                      ------------    ------------

Cash flows used for financing activities:
     Proceeds from borrowings                                                               95,000               -
     Repayment of borrowings                                                               (92,265)        (16,739)
     Debt issuance costs                                                                    (4,030)              -
                                                                                      ------------    ------------
Net cash flows used for financing activities                                                (1,295)        (16,739)

Net increase in cash and cash equivalents                                                    9,646           1,816
Cash and cash equivalents, beginning of period                                               7,977          15,777
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                            $       17,623   $      17,593
                                                                                      ============    ============

Non-cash investing and financing activities:
     Capital expenditures included in accounts payable                              $          170   $         166
     Dividends accrued but not paid                                                          9,207          11,099
             The accompanying notes are an integral part of these consolidated financial statements.

O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.  AND  SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the nine months ended March 31, 2004
(in thousands)

                                                                                    Additional                    Notes         Accumulated    otal stock-   Compre-
                                                                                     paid-in                   receivable         other        holders'     hensive
                                                                                     capital      Retained        from         omprehensive    deficit       income
                                                                                                  deficit     employees      c  income      T               (loss)
                                                                                   -----------   -----------  ------------    -------------  ------------  ----------
                                            Series B junior
                                            preferred stock    Common stock
                                            ---------------- -----------------     -------------------------  -----------------------------
                                            Shares   Dollars  Shares   Dollars
                                            -------  ------- --------  -------     -----------   -----------  ------------    -------------  ------------  ----------

Balance, June 30, 2003                          529$  85,682    1,368$      14   $      13,053 $    (237,062$         (343)$            296$     (138,360)
         Net loss                                                                                    (18,038)                                     (18,038$    (18,038)
         Cumulative translation adjustments                                                                                           2,407         2,407       2,407
         Loans to employees-interest income                                                                            (18)                           (18)
         Dividends and accretion on junior preferred st9,207                                          (9,207)                                           -
                                            -------  ------- --------  -------     -----------   -----------  ------------    -------------  ------------  ----------
Balance, March 31, 2004                         529$  94,889    1,368$      14   $      13,053 $    (264,307$         (361)$          2,703$     (154,009$    (15,631)
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
                                                  March 31, 2004

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

Note 2--Refinancing of Long-Term Debt

         On September 29, 2003, O'Sullivan Industries, Inc. ("O'Sullivan Industries") issued $100.0 million of privately placed, 10.63% senior secured notes maturing on October 1, 2008.  The notes were issued at a price of
95%, providing $95.0 million in cash proceeds before expenses related to the issuance, which were about
$3.8 million.  The proceeds were used to repay the term loans under O'Sullivan's senior credit facility.  The notes are secured by a first-priority security interest in and lien on substantially all of O'Sullivan's assets (and on
O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan Industries'
subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan, O'Sullivan Industries - Virginia,
Inc. ("O'Sullivan Industries - Virginia") and O'Sullivan Furniture Factory Outlet, Inc.  On December 23, 2003,
O'Sullivan Industries filed a registration statement with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended.  The registration statement became effective on January 8, 2004.  The exchange offer closed on February 25, 2004.

         On September 29, 2003, O'Sullivan Industries, O'Sullivan Industries - Virginia and O'Sullivan Furniture
Factory Outlet, Inc. also entered into a new five-year asset-based credit agreement which permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The borrowing base at March 31, 2004 was approximately $35.0 million.  The credit agreement has a $25.0 million sub-limit for letters of credit, of which O'Sullivan Industries is currently utilizing approximately $14.0 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of O'Sullivan's assets other than accounts receivable, inventory, capital stock of O'Sullivan Industries and its subsidiaries, deposit accounts, certain books and records and certain licenses.
O'Sullivan guaranteed the obligations under the credit agreement.  The interest rate on loans under the credit agreement is a LIBOR rate plus 2.5% or an index rate plus 1.0%.  A fee equal to 0.5% per annum is paid on the unused commitment under the credit agreement.  No loans were outstanding under the revolving credit agreement as of March 31, 2004.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the previous senior credit facility, O'Sullivan expensed approximately $3.1 million of unamortized issuance costs related to the previous senior credit facility in the first quarter of fiscal 2004.  These costs are included in other financing costs in the consolidated statement of operations.

         Long term debt consisted of the following:

                                                    March 31,          June 30,
                                                      2004               2003
                                                  -------------      -------------
                                                           (in thousands)
                                                                     --

Senior term loan, tranche A                       $           -      $      10,593
Senior term loan, tranche B                                   -             77,673
Industrial revenue bonds                                 10,000             10,000
Senior secured notes                                     95,377                  -
Senior subordinated notes                                92,130             95,743
Senior note                                              20,971             19,435
                                                    -----------        -----------
         Total debt                                     218,478            213,444
Less current portion                                          -             (4,039)
                                                    -----------        -----------
         Total long-term debt                     $     218,478      $     209,405
                                                    ===========        ===========

         Total debt, including the discount, net of accretion, of $4.6 million on the senior secured notes, $3.9 million on the senior subordinated notes and $2.6 million on the senior note, matures as follows (in thousands):

     Fiscal year ending
          June 30,
----------------------------
2004            $          -
2005                       -
2006                       -
2007                       -
2008                       -
Thereafter           229,569
                  ----------
                $    229,569
                  ==========

Note 3--Derivative Financial Instruments

         As required under O'Sullivan's previous senior credit facility, O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar.  The collar, which expired in March 2003, was based on three-month LIBOR and had a floor of 6.43% and a ceiling of 8.75%.  For the three months and nine months ended March 31, 2003,  O'Sullivan recorded reduced interest expense of $783,000 and $2.1 million, respectively.  These amounts represented the change in fair value of the interest rate collar.

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
SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  O'Sullivan adopted
SFAS 150 on July 1, 2003 and reclassified its mandatorily redeemable senior preferred stock as a non-current liability, instead of as an item between the liabilities and equity sections of the balance sheet as historically presented.  Prior period amounts have not been restated in accordance with this statement.

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
If O'Sullivan does not pay dividends in cash on June 30 or December 31 of each year, then dividends will also accrue on the unpaid dividends as of that date.  Liquidation value plus accrued dividends at March 31, 2004 and
June 30, 2003 was $40.9 million and $37.4 million, respectively.  The mandatorily redeemable senior preferred stock is recorded at its present value of  $25.1 million and $21.9 million, including accrued dividends and accretion, at
March 31, 2004 and June 30, 2003, respectively.

         Also in accordance with SFAS 150, dividends on mandatorily redeemable financial instruments are now accounted for as interest expense on the consolidated statement of operations instead of as dividends and accretion on preferred stock.  Interest expense for the senior preferred stock was approximately $3.2 million during the first nine months of fiscal 2004.  Adoption of SFAS 150 did not affect O'Sullivan's cash payments or liquidity.

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
O'Sullivan reviewed the applicability of FIN 46(R) to entities other than SPE's and has determined that the adoption of FIN 46(R) did not have a material effect on its consolidated financial statements.

Note 5--Stock Based Compensation

         O'Sullivan accounts for stock-based compensation for employees under Accounting Principles Board
("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS 123.  No stock-based compensation cost is recorded, as all options granted have an exercise price equal to the market value of the stock on the date of the grant.  In accordance with SFAS 148, the following table presents the effect on net income (loss) had compensation cost for O'Sullivan's stock plans been determined consistent with
SFAS 123:

                                                             Three months ended           Nine months ended
                                                                  March 31,                   March 31,
                                                        -----------------------------  ------------------------
                                                           2004            2003           2004         2003
                                                        -----------     -----------    -----------  -----------
                                                                            (in thousands)
                                                                        -----------    -----------  -----------
Net income (loss) as reported                         $      (5,339)  $       2,684  $     (18,038$       6,189
Less:  total stock-based compensation expense
      determined under fair value method for all stock
      options, net of related income tax                          -              (2)            (3)          (5)
                                                        -----------     -----------    -----------  -----------
Pro forma net income (loss)                           $      (5,339)  $       2,682  $     (18,041$       6,184
                                                        ===========     ===========    ===========  ===========

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.  O'Sullivan did not grant any options during the nine months ended March 31, 2004 and 2003.

Note 6--Shipping and Handling Costs

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the third quarters of fiscal 2004 and fiscal 2003 were approximately $2.1 million and $1.3 million, respectively.  Freight out costs in the nine months ended March 31,
2004 and 2003 were $5.3 million and $4.9 million, respectively.

Note 7--Inventory

         Inventory, net, consists of the following:

                       March 31,      June 30,
                         2004           2003
                     -------------  ------------
                            (in thousands)
                                    ---
Finished goods       $      31,918   $    37,744
Work in process              5,053         3,923
Raw materials               15,644        10,759
                       -----------     ---------
                     $      52,615   $    52,426
                       ===========     =========

Note 8--Condensed Consolidating Financial Information

         In September 2003 O'Sullivan Industries issued $100 million of 10.63% senior secured notes due 2008.
These notes are secured by substantially all the assets of O'Sullivan Industries and its guarantor subsidiaries
O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.  The senior secured notes are also guaranteed by O'Sullivan Holdings.  The guarantees are full and unconditional.  Security for the senior secured notes includes first priority liens and security interests in the stock of O'Sullivan Industries.  In the third quarter of fiscal
2004, O'Sullivan exchanged the senior secured notes issued un September 2003 for notes with substantially identical terms and associated guarantees.  The exchange notes have been registered under the Securities Act of 1933, as amended.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations.

Condensed Consolidating Statements of Operations

                                                               Three months ended March 31, 2004
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                  $          - $      62,217$       11,022$              -$         73,239
Cost of sales                                         -        47,685        10,112               -          57,797
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -        14,532           910               -          15,442

Operating expenses:
    Selling, marketing and administrative           119        10,840         1,184               -          12,143
                                            -----------   -----------  ------------  --------------  --------------

Operating income (loss)                            (119)        3,692          (274)              -           3,299
Other income (expense):
    Interest expense                             (1,920)       (6,504)         (224)              -          (8,648)
    Interest income                                   6             4             -               -              10
    Equity in loss of subsidiary                 (3,306)         (498)            -           3,804               -
                                            -----------   -----------  ------------  --------------  --------------

Loss before income tax provision                 (5,339)       (3,306)         (498)          3,804          (5,339)
Income tax provision                                  -             -             -               -               -
                                            -----------   -----------  ------------  --------------  --------------

Net loss                                         (5,339)       (3,306)         (498)          3,804          (5,339)
Dividends and accretion on
    preferred stock                              (3,209)            -             -               -           3,209
                                            -----------   -----------  ------------  --------------  --------------

Net loss attributable to common            $     (8,548)$      (3,306$         (498$          3,804$         (8,548)
    stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                               Three months ended March 31, 2003
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           - $      59,824$       27,042$              -$         86,866
Cost of sales                                         -        44,368        21,252               -          65,620
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -        15,456         5,790               -          21,246

Operating expenses:
    Selling, marketing and administrative           116         9,466         2,474               -          12,056
    Restructuring charge                              -           540             -               -             540
                                            -----------   -----------  ------------  --------------  --------------

Op
Operating income (loss)                            (116)        5,450         3,316               -           8,650
Other income (expense):
    Interest expense                               (705)       (5,202)         (115)              -          (6,022)
    Interest income                                   6            50             -               -              56
    Equity in earnings of subsidiary              3,499         3,201             -          (6,700)              -
                                            -----------   -----------  ------------  --------------  --------------

Income before income tax provision                2,684         3,499         3,201          (6,700)          2,684
Income tax provision                                  -             -             -               -               -
                                            -----------   -----------  ------------  --------------  --------------

Net income                                        2,684         3,499         3,201          (6,700)          2,684
Dividends and accretion on preferred
    stock                                        (3,747)            -             -               -          (3,747)
                                            -----------   -----------  ------------  --------------  --------------

Net income (loss) attributable to         $      (1,063)$       3,499$        3,201$         (6,700$         (1,063)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                              Nine months ended March 31, 2004
                                                                        (in thousands)
                                          -------------------------------------------------------------------------
                                           O'Sullivan   O'Sullivan     Guarantor     Consolidating
                                            Holdings    Industries    Subsidiaries    Adjustments     Consolidated
                                          ------------  -----------   ------------  ---------------  --------------
Net sales                                $           -$     169,899 $       40,038$               -$        209,937
Cost of sales                                        -      129,849         35,749                -         165,598
                                          ------------  -----------   ------------  ---------------  --------------

Gross profit                                         -       40,050          4,289                -          44,339

Operating expenses:
    Selling, marketing and administrative          356       29,796          4,064                -          34,216
    Casualty loss                                    -          250              -                -             250
                                          ------------  -----------   ------------  ---------------  --------------

Op
Operating income (loss)                           (356)      10,004            225                -           9,873
Other income (expense):
    Interest expense                            (5,501)     (19,105)          (680)               -         (25,286)
    Interest income                                 18           35              -                -              53
    Other financing expense, net                     -       (2,678)             -                -          (2,678)
    Equity in loss of subsidiary               (12,199)        (455)             -           12,654               -
                                          ------------  -----------   ------------  ---------------  --------------

Loss before income tax provision               (18,038)     (12,199)          (455)          12,654         (18,038)
Income tax provision                                 -            -              -                -               -
                                          ------------  -----------   ------------  ---------------  --------------

Net loss                                       (18,038)     (12,199)          (455)          12,654         (18,038)
Dividends and accretion on preferred
    stock                                       (9,207)           -              -                -          (9,207)
                                          ------------  -----------   ------------  ---------------  --------------

Net loss attributable to common          $     (27,245$     (12,199)$         (455$          12,654$        (27,245)
    stockholders
                                          ============  ===========   ============  ===============  ==============

                                                               Nine months ended March 31, 2003
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           - $     167,965$       69,569$              - $       237,534
Cost of sales                                         -       122,145        54,443               -         176,588
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -        45,820        15,126               -          60,946

Operating expenses:
    Selling, marketing and administrative           257        28,788         6,688               -          35,733
    Restructuring charge                              -           540             -                             540
                                            -----------   -----------  ------------  --------------  --------------

Op
Operating income (loss)                            (257)       16,492         8,438               -          24,673
Other income (expense):
    Interest expense                             (2,048)      (16,224)         (374)              -         (18,646)
    Interest income                                  18           144             -               -             162
    Equity in earnings of subsidiary              8,476         8,064             -         (16,540)              -
                                            -----------   -----------  ------------  --------------  --------------

Income before income tax provision                6,189         8,476         8,064         (16,540)          6,189
Income tax provision                                  -             -             -               -               -
                                            -----------   -----------  ------------  --------------  --------------

Net income                                        6,189         8,476         8,064         (16,450)          6,189
Dividends and accretion on preferred
    stock                                       (10,711)            -             -               -         (10,711)
                                            -----------   -----------  ------------  --------------  --------------

Net income (loss) attributable to         $      (4,522)$       8,476$        8,064$        (16,540)$        (4,522)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

Condensed Consolidating Balance Sheets

                                                                        March 31, 2004
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           - $      93,127$        7,452$              -$        100,579
    Property, plant and equipment, net                -        35,674        28,409               -          64,083
    Other assets                                    215         8,661            77               -           8,953
    Investment in subsidiaries                 (103,315)       33,270             -          70,045               -
    Goodwill                                          -        38,088             -               -          38,088
    Receivable from subsidiary - tax
        sharing agreement                        72,067             -             -         (72,067)              -
    Receivable from affiliates                    1,976             -        41,305         (43,281)              -
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (29,057)$     208,820$       77,243$        (45,303$        211,703
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities                   $       4,746 $      24,157$       19,674$         (4,076$         44,501
    Long-term debt                               20,971       187,507        10,000               -         218,478
    Mandatorily redeemable senior
        preferred stock                          25,128             -             -               -          25,128
    Payable to affiliates                             -        43,281             -         (43,281)              -
    Other liabilities                             6,116         3,498             -               -           9,614
    Payable to RadioShack                        67,991             -             -               -          67,991
    Payable to parent - tax sharing
        agreement                                     -        53,692        14,299         (67,991)              -
    Stockholders' equity (deficit)             (154,009)     (103,315)       33,270          70,045        (154,009)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (29,057)$     208,820$       77,243$        (45,303$        211,703
           stockholders' equity (deficit)
                                            ===========   ===========  ============  ==============  ==============

                                                                         June 30, 2003
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           - $      74,930$       13,277$              -$         88,207
    Property, plant and equipment, net                -        40,356        31,511               -          71,867
    Other assets                                    244         8,896            86               -           9,226
    Investment in subsidiaries                  (93,523)       33,725             -          59,798               -
    Goodwill                                          -        38,088             -               -          38,088
    Receivable from subsidiary - tax
        sharing agreement                        72,067             -             -         (72,067)              -
    Receivable from affiliates                    1,190             -        33,425         (34,615)              -
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (20,022)$     195,995$       78,299$        (46,884$        207,388
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities                   $       7,378 $      20,951$       20,848$         (6,798$         42,379
    Long-term debt                               19,435       179,970        10,000               -         209,405
    Payable to affiliates                             -        34,615             -         (34,615)              -
    Other liabilities                             4,323         2,439             -               -           6,762
    Payable to RadioShack                        65,269             -             -               -          65,269
    Payable to parent - tax sharing
        agreement                                     -        51,543        13,726         (65,269)              -
    Mandatorily redeemable senior
        preferred stock                          21,933             -             -               -          21,933
    Stockholders' equity (deficit)             (138,360)      (93,523)       33,725          59,798        (138,360)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (20,022)$     195,995$       78,299$        (46,884$        207,388
           stockholders' equity (deficit)
                                            ===========   ===========  ============  ==============  ==============

Condensed Consolidating Statements of Cash Flows

                                                               Nine months ended March 31, 2004
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided by
    operating activities:                 $         786         3,682         8,011$              -$         12,479
                                            -----------   -----------  ------------  --------------  --------------
Investing activities:
    Capital expenditures                              -        (1,388)         (150)              -          (1,538)
    Repayment of loans to affiliates               (786)        7,757             -          (6,971)              -
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (786)        6,369          (150)         (6,971)         (1,538)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    -           786        (7,757)          6,971               -
    Proceeds from borrowings                          -        95,000             -               -          95,000
    Repayment of borrowings                           -       (92,265)            -               -         (92,265)
    Debt issuance costs                               -        (4,030)            -               -          (4,030)
                                            -----------   -----------  ------------  --------------  --------------
        Net                                           -          (509)       (7,757)          6,971          (1,295)
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net increase in cash and cash
        equivalents                                   -         9,542           104               -           9,646
    Cash and cash equivalents, beginning
        of period                                     -         7,878            99               -           7,977
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           - $      17,420$          203$              -$         17,623
        period
                                            ===========   ===========  ============  ==============  ==============

                                                               Nine months ended March 31, 2003
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided by
    operating activities:                 $         770 $       6,631$       15,981$              -$         23,382
                                            -----------   -----------  ------------  --------------  --------------
Investing activities:
    Capital expenditures                              -        (3,252)       (1,575)              -          (4,827)
    Repayment of loans to affiliates               (770)       14,358             -         (13,588)              -
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (770)       11,106        (1,575)        (13,588)         (4,827)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    -           770       (14,358)         13,588               -
    Repayment of borrowings                           -       (16,739)            -               -         (16,739)
                                            -----------   -----------  ------------  --------------  --------------
        Net                                           -       (15,969)      (14,358)         13,588         (16,739)
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net increase in cash and cash
        equivalents                                   -         1,768            48               -           1,816
    Cash and cash equivalents, beginning
        of period                                     -        15,648           129               -          15,777
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           - $      17,416$          177$               $         17,593
        period                                                                                    -
                                            ===========   ===========  ============  ==============  ==============

Note 9--Income Taxes

         O'Sullivan recorded no tax expense for the three or nine months ended March 31, 2004 and 2003 because of the valuation allowance recorded in the quarter ended March 31, 2002.

Note 10--Related Party Transactions

         O'Sullivan Industries entered into a management services agreement with Bruckmann, Rosser, Sherrill &
Co., LLC ("BRS") for strategic and financial advisory services on November 30, 1999.  BRS holds about 72% of
O'Sullivan's outstanding common stock.  The fee for these services is the greater of (a) 1% of O'Sullivan Industries'
consolidated cash flow (as defined in the indenture related to the O'Sullivan Industries senior subordinated notes) or
(b) $300,000 per year.  Under the management services agreement, BRS can also receive reimbursement for expenses.

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

         The management fees and reimbursable expenses of $212,000 and $365,000 recognized in the first nine months of fiscal years 2004 and 2003, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations.  O'Sullivan Industries paid BRS $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee.  An additional prepayment of $285,000 for fiscal 2003 management fees was made in January
2003.  The amount due BRS under the management services agreement at March 31, 2004 was $65,000; this amount is included in accrued liabilities on the consolidated balance sheet.  At June 30, 2003 the prepaid balance under the management services agreement was $147,000, which was included in prepaid expenses and other current assets on the consolidated balance sheet.

         Employee Loans.  At March 31, 2004, O'Sullivan held two notes receivable with a balance of approximately
$361,000 from employees of O'Sullivan.  O'Sullivan loaned the employees money to purchase common stock and
Series B junior preferred stock of O'Sullivan in the November 1999 recapitalization and merger.  The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control, and are with full recourse.  The receivables are recorded on O'Sullivan's consolidated balance sheets as an increase in stockholders' deficit.

Note 11--Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are fiscal 2004--$11.6 million; fiscal 2005--$10.5 million; fiscal
2006--$11.3 million; and thereafter--$38.7 million.  O'Sullivan estimates that its payments to RadioShack during fiscal 2004 will aggregate $1.7 million.

         Litigation.  There have been no significant changes in legal matters since June 30, 2003, except that the preference claim filed by Montgomery Ward LLC against O'Sullivan in the Bankruptcy Court for the District of
Delaware has been settled.  The settlement is not expected  to have a material impact on O'Sullivan's  results of operations.

Note 12--Other Comprehensive Income:

         O'Sullivan's comprehensive income is comprised of net income (loss) and foreign currency translation adjustments.  The components of comprehensive income for the three and nine month periods ended March 31 are:

                                                             Three months ended           Nine months ended
                                                                  March 31,                   March 31,
                                                        -----------------------------  ------------------------
                                                           2004            2003           2004         2003
                                                        -----------     -----------    -----------  -----------
                                                                            (in thousands)
                                                                        -----------    -----------  -----------
Net income (loss)                                     $      (5,339)  $       2,684  $     (18,038$       6,189
Cumulative translation adjustments                            1,429             304          2,407          391
                                                        -----------     -----------    -----------  -----------
Comprehensive income (loss)                       $      (3,910)  $       2,988  $     (15,631$       6,580
                                                        ===========     ===========    ===========  ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

         We are a leading ready-to-assemble furniture manufacturer in North America with over 45 years of experience.  We design, manufacture and distribute a broad range of RTA furniture products--computer workcenters, desks, entertainment centers, audio stands, storage products, bookcases and cabinets.

Recent Trends

          Our net sales for the third quarter of fiscal 2004 were down about 15.7% from sales for the same quarter in fiscal 2003.  For the first nine months of fiscal 2004, our sales declined about 11.6% from sales in the same period of fiscal 2003.  Our sales declined for several reasons:

         o        increasing competition from imported furniture, particularly from China;

         o        the slowdown of economic growth and consumer spending in the United States from 2001 into
                  2004;

         o        increased competition from domestic competition due to excess capacity in the RTA furniture industry;

         o        a focus by several of our retail partners toward higher price point offerings, which include products using materials other than our particleboard and laminate capabilities.

These factors will continue to affect our business throughout the remainder of fiscal 2004 and into fiscal 2005.

         Market prices for particleboard, our largest raw material cost, increased about 20% during the quarter, reducing our gross margins.  Our product mix also changed slightly with more sales of lower priced, lower margin products.  In addition, we increased promotional activities with several of our major retail partners.  As a result, our operating income fell to $3.3 million for the quarter ended March 31, 2004, compared with $8.7 million for the quarter ended March 31, 2003.  For the first three quarters of fiscal 2004, our operating income was $9.9 million compared to $24.7 million in the first three quarters of fiscal 2003.  Net loss for the quarter ended March 31, 2004 was $5.3 million compared to a net income of $2.7 million in the comparable period of fiscal 2003.  Net loss for the nine months ended March 31, 2004 was $18.0 million, compared to a net income of $6.2 million for the nine months ended March 31, 2003.  The net loss for the fiscal 2004 quarter reflects lower sales, increasing particleboard prices and the reduction in operating income.  The net loss for the first nine months of fiscal 2004 reflects lower sales and operating income, lower production levels which adversely impacted our fixed cost absorption, increased particleboard prices and the write-off of unamortized debt issuance costs related to our previous senior credit facility.
The net loss for the three and nine month periods of fiscal 2004 also reflects increased interest expense due to our
July 1, 2003 adoption of SFAS 150, pursuant to which we now account for dividends on our mandatorily redeemable senior preferred stock as interest expense.

         Several manufacturers, including O'Sullivan, have excess manufacturing capacity due to the current decline in sales in the RTA furniture segment and increasing imports.  This excess capacity is causing increased competition that is expected to continue, and perhaps to intensify, through the remainder of fiscal 2004 and into fiscal 2005.
Competition adversely affected our margins and results of operations in fiscal 2004 and will continue to affect our sales, margins and results of operations in fiscal 2005.

         In December 2003, Best Buy informed us that they would be reducing orders of particleboard furniture.  As a result, our sales to Best Buy declined significantly in the third quarter of fiscal 2004.  We expect sales to Best Buy to continue at the lower level.  We hope to partially offset this loss by increasing sales to other customers, but we can not assure you that this will occur.

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
As of March 31, 2004, we had no borrowings under the new credit agreement, although $14.0 million of letters of credit were outstanding.

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

         In the third quarter of fiscal 2004, market prices for particleboard, our largest-cost raw material,  increased about 20%.  We expect additional price increases in the last quarter of fiscal 2004, and perhaps beyond, as demand for particleboard has increased and suppliers have reduced capacity.  Because we utilize first-in, first-out accounting for our inventory, not all of the price increases are reflected in our cost of goods sold for the first nine months of fiscal 2004.  These price increases will reduce our operating margins and operating income for the remainder of fiscal 2004 and perhaps beyond.

         We are endeavoring to reduce the impact of the price increases through our value analysis program and by the eventual inclusion of the higher costs in the pricing of our products.  We are in the process of negotiating higher prices for our products with our customers; some of these negotiations have been concluded, while others are ongoing.  In our value analysis program, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material price increases.

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

         The remaining maximum obligation to RadioShack was $109.1 million at March 31, 2002.  We reduced the obligation by subsequent payments; the balance was $81.4 million at June 30, 2002 and $72.1 million at June 30,
2003 and March 31, 2004.

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

         As a result of providing a full valuation allowance on our net deferred tax assets in fiscal 2002, we did not record a tax provision in the first nine months of fiscal 2003 or 2004.  We do not expect to record a tax provision or benefit in the foreseeable future.  If at a future date we determine that some or all of the deferred tax asset will more likely than not be realized, we will reverse the appropriate portion of the valuation allowance and credit income tax expense.

         See "Cautionary Statement Regarding Forward Looking Information."

Results of Operations

         Net Sales.  Net sales for the quarter ended March 31, 2004 decreased by $13.6 million, or 15.7%, to
$73.2 million from $86.9 million for the quarter ended March 31, 2003.  Net sales for the nine months ended
March 31, 2004 decreased by $27.6 million, or 11.6%, to $209.9 million from $237.5 million for the nine months ended March 31, 2003.  Our sales declined in every major channel due to extremely competitive conditions, economic uncertainties and the other reasons cited above.  For the quarter ended March 31, 2004, the decline in sales from the prior year period was due to a decline in average price per unit sold.  For the nine months ended March 31,
2004, the decline in sales from the first three quarters of fiscal 2003 was due to declines both in unit volume and in the average price per unit sold.

         Gross Profit.  Gross profit decreased to $15.4 million, or 21.1% of sales, for the three month period ended
March 31, 2004, from $21.2 million, or 24.5% of sales, for the comparable prior year quarter.  The gross margin percentage for the third quarter of fiscal 2004 declined primarily because of lower sales, increased raw material prices, changes in our customer mix and increasing promotional activities with several retail partners.  For the nine months ended March 31, 2004, gross profit declined to $44.3 million, or 21.1% of sales, from $60.9 million, or
25.7% of sales.  Gross profit declined for the first nine months of fiscal 2004 due to lower sales levels, lower production levels, increases in raw material prices, changes in our customer mix, increased promotional activities and product sold at discounted pricing.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses increased slightly to $12.1 million for the three month period ended March 31, 2004, compared to the quarter ended March 31,
2003.  Because of our lower sales in the fiscal 2004 period, selling, marketing and administrative expenses increased to 16.6% of our net sales for the fiscal 2004 third quarter compared to 13.9% of net sales in the third quarter of fiscal
2003.  Freight out expense increased due to charges incurred to ship displays to certain customers.  Royalty expenses increased due to royalties paid in connection with our license agreement with The Coleman Company, Inc.  These charges were partially offset by decreased replacement parts expense and lower incentive compensation and profit sharing costs.

         For the nine months ended March 31, 2004, selling, marketing and administrative expenses decreased
$1.5 million from $35.7 million in fiscal 2003 to $34.2 million in fiscal 2004.  The major factors contributing to the decrease were decreased bad debt expense, decreased store display expense, decreased commission expense and lower incentive compensation and profit sharing costs.

         Casualty Loss.  In November 2003, a fire destroyed certain of our manufacturing equipment.  We recorded a casualty loss of $250,000 in the quarter ended December 31, 2003.  We deferred recognition of potential gains resulting from estimated insurance recoveries until the insurance proceeds have been received or are realizable.  In the third quarter of fiscal 2004, we received a payment of $500,000 from our insurance carrier for facility cleanup and additional expenses caused by the loss of the equipment which was recorded as an offset to the additional costs incurred during the third quarter. We currently expect to record a gain of approximately $550,000 in the fourth quarter of fiscal 2004 with respect to the casualty loss.  Thus, for the year ending June 30, 2004, we expect to record a net gain of approximately $300,000 related to the equipment destroyed by the fire.  Replacement equipment will be installed in the fourth quarter of fiscal 2004.

         Depreciation and Amortization.  Depreciation and amortization expenses of $3.1 million for the third quarter of fiscal 2004 and $9.7 million year to date are lower compared to the third quarter and year to date for fiscal
2003 because of our reduced capital expenditure levels in recent years.

         Operating Income.  Operating income decreased $5.4 million to $3.3 million for the quarter ended
March 31, 2004 from $8.7 million in the quarter ended March 31, 2003 due to lower sales, higher raw material prices and lower margins.  For the nine months ended March 31, 2004, operating income decreased $14.8 million over the nine months ended March 31, 2003.  Our operating income declined because of our lower sales levels, lower production levels which adversely affected our fixed cost absorption, increased raw material prices, changes in customer mix and increased promotional activities with several of our major retail partners.

         Net Interest Expense.  Net interest expense increased from $6.0 million in the third quarter of fiscal 2003 to
$8.6 million in the third quarter of fiscal 2004.  Net interest expense increased $6.7 million from $18.5 million for the first nine months of fiscal 2003 to $25.2 million for the first nine months of fiscal 2004.  Interest expense increased due to the reclassification of dividends on our senior preferred stock to interest expense of approximately
$1.1 million for the quarter and $3.2 million for the nine months ended March 31, 2004, respectively, and the fiscal
2003 change in value of our interest rate collar that expired in March 2003.  The following table summarizes our net interest expense:

                                                           Three months ended              Nine months ended
                                                                March 31,                      March 31,
                                                      -----------------------------  ------------------------------
                                                             (in thousands)                  (in thousands)
                                                           2004            2003           2004             2003
                                                        -----------     -----------    -----------     ------------
Interest expense on senior secured notes,
    credit agreement, senior credit facility, industri $
    revenue bonds and senior subordinated notes       al      6,011   $       5,600  $      17,846   $       17,222
Interest income                                                 (10)            (56)           (53)            (162)
        Non-cash items:
Interest expense on O'Sullivan Holdings senior note             708             629          2,075            1,846
Interest expense on mandatorily redeemable
    senior preferred stock                                    1,130               -          3,195                -
Interest rate collar                                              -            (783)             -           (2,091)
Amortization of debt discount                                   381             174            907              462
Amortization of loan fees                                       418             402          1,263            1,207
                                                        -----------     -----------    -----------     ------------
Net interest expense                                   $      8,638   $       5,966  $      25,233   $       18,484
                                                        ===========     ===========    ===========     ============

         Other Financing Income (Expense).  We recorded a gain of $616,000  in the quarter ended December 31,
2003 in connection with the repurchase of $4.0 million of our senior subordinated notes, net of original issue discount and capitalized loan fees.  For the nine months ended March 31, 2004, we recorded other financing costs expense of $2.7 million related to the write-off of capitalized loan fees for the old senior credit facility of about
$3.3 million in the September 2003 quarter, offset by the gain on the repurchase of the subordinated notes.

         Income Tax Provision.  We recorded no tax expense for the first, second or third quarters of fiscal 2004 or
2003 because of the valuation allowance recorded in the quarter ended March 31, 2002.  See "RadioShack
Arbitration and Accounting for Tax Sharing Agreement with RadioShack."

         Net Income (Loss).  We incurred a net loss of $5.3 million in the third quarter of fiscal 2004 compared to net income of $2.7 million in fiscal 2003 due to lower sales and operating levels, increased raw material prices and increased interest expense.  Net income decreased $24.2 million from net income of $6.2 million in the first nine months of fiscal 2003 to a net loss of $18.0 million in the first nine months of fiscal 2004 due to lower sales and operating levels, increased raw material prices, promotional activities with our retail partners and increased interest expense.

Liquidity and Capital Resources

         We are highly leveraged and have a stockholders' deficit of approximately $154.0 million at March 31,
2004.  Our primary sources of liquidity are cash flows from operations and borrowings under our senior credit agreement, which is discussed below.  Our liquidity requirements will be to pay our debt, including interest expense under the senior credit agreement and notes, to provide for working capital and capital expenditures and to pay
RadioShack amounts due under the tax sharing agreement.  Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit agreement.

         Working Capital.  As of March 31, 2004, cash and cash equivalents totaled $17.6 million compared to
$8.0 million at June 30, 2003.  Net working capital was $56.1 million at March 31, 2004 compared to $45.8 million at June 30, 2003.

         Operating Activities.  Net cash provided by operating activities for the nine months ended March 31, 2004 was $12.5 million compared to net cash provided of $23.4 million for the nine months ended March 31, 2003.  Cash flow from operations declined year-over-year for the following reasons.

     o     Net income in the first nine months of fiscal 2004 was about $24.2 million lower than in the first nine months of fiscal 2003.

     o     Accounts payable and accrued liabilities increased $12.3 million in the first nine months of fiscal 2004 compared with a decline of $1.1 million in the first nine months of fiscal 2003.  Profit sharing and incentive compensation payments during the first nine months of fiscal 2003 were higher than in the first nine months of fiscal 2004 because of the prior year financial results.  Accrued interest was higher in fiscal 2004 due to the refinancing of our old senior credit facility.

     o     Included in net loss for fiscal 2004 were non-cash charges of $3.2 million for interest and accretion on our senior preferred stock and $2.7 million of debt extinguishment costs, net.

     o     In fiscal 2003, the liability associated with the interest rate collar declined by $2.1 million.

     o     Accounts receivable increased $2.6 million in the first nine months of fiscal 2004 compared with essentially no change in the first nine months of fiscal 2003.

     o     In fiscal 2004, inventories increased $189,000 compared with a $10.4 million decrease in fiscal 2003.

     o     During the first nine months of fiscal 2004, no amounts were due RadioShack under the terms of the tax sharing agreement; in the first nine months of fiscal 2003, we paid RadioShack $6.2 million.

         Investing Activities.  We invested $1.5 million for capital expenditures for the nine months ended March 31,
2003 compared to $4.8 million for the prior year nine month period.  We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $500,000, which we expect to fund from cash flow from operations or cash on hand.  Our ability to make future capital expenditures is subject to certain restrictions under our credit agreement.

         Financing Activities.  On September 29, 2003 we refinanced our old senior credit facility with
$100.0 million of new privately placed senior secured notes and an asset-based credit agreement.

         The $100.0 million senior secured notes mature on October 1, 2008 and bear interest at 10.63%.  The notes were issued by O'Sullivan Industries at a price of 95%, providing $95.0 million in cash proceeds before expenses related to the issuance of about $3.8 million.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan Industries' subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings,
O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.  Pursuant to a registration rights agreement, we filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended, in
December 2003.  The registration statement became effective on January 8, 2004, and the exchange offer closed on
February 25, 2004.

         The five-year asset-based credit agreement permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The borrowing base at March 31, 2004 was approximately
$35.0 million,  The credit agreement has a $25.0 million sub-limit for letters of credit, of which we are currently utilizing approximately $14.0 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses.  The interest rate on loans under the credit agreement is a LIBOR rate plus 2.5% or an index rate plus 1.0%.
We also pay a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.
O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc. are also parties to the credit agreement.  No loans were outstanding under the credit agreement as of March 31, 2004.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the senior credit facility, we expensed approximately $3.1 million of unamortized issuance costs related to the facility in the first quarter of fiscal 2004.

         Our consolidated indebtedness at March 31, 2004 was $229.6 million consisting of:

        o         a credit agreement providing for asset-based revolving credit of up to $40.0 million.  The borrowing base at March 31, 2004 was approximately $35.0 million.  No borrowings were outstanding under the credit agreement, although letters of credit aggregating approximately $14.0 million were outstanding under the credit agreement.

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

        o         $23.6 million, including $8.6 million of interest added to the principal of the note, in a 12% senior note issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated indebtedness to recorded book value at March 31, 2004 is as follows:

                               Consolidated     Original
                               Indebtedness       Issue
                                               Discount       Warrants
                                               Net of         Net of       Recorded
                                              Accretion     Accretion     Book Value
                              -------------  -------------  ------------  ------------
                                                   (in thousands)
                                             ---            --            --

                                             ---            --            --
Senior secured notes           $    100,000   $    (4,623)  $          -   $    95,377
Senior subordinated notes            96,000        (1,350)       (2,520)        92,130
Industrial revenue bonds             10,000              -             -        10,000
Senior note                          23,569              -       (2,598)        20,971
                                 ----------     ----------    ----------    ----------
Total                          $    229,569   $    (5,973)  $    (5,118)   $   218,478
                                 ==========     ==========    ==========    ==========

         With the refinancing of our old senior credit facility, we have no principal payments due on our debt until
October 2008.  We expect to fund interest payments on our debt from cash flow from operations, cash on hand or borrowings under our credit agreement.  We expect our borrowing availability under our credit agreement will approximate $35 to $40 million reduced by any letters of credit outstanding.  Decreased demand for our products could decrease our inventory and accounts receivable levels and the availability of borrowings under our credit facility.

         Management believes O'Sullivan has sufficient liquidity to meet its short-term needs and obligations.  In addition, management is considering various alternatives to increase sales, reduce costs and improve profitability.

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

         Off-balance Sheet Arrangements.    At March 31, 2004, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         As of March 31, 2004, our contractual obligations due in the future mature as follows:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Long-term debt                       $     229,569   $            -    $            -   $     110,000   $      119,569
Tax Benefit payments to
RadioShack1                                 72,067           16,699            20,904          27,629            6,835
Capital lease obligations                        -                -                 -               -                -
Operating leases--unconditional               4,891            1,852             2,473             309              257
Other long-term obligations2                   802              367               345              90                -
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     307,329   $       18,918    $       23,722   $     138,028   $      126,661
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
         2Represents payments due under retirement agreements.
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

      o      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.  Obsolete and slow-moving inventory reserves were approximately $2.3 million and $4.3 million at March 31, 2004 and June 30,
             2003, respectively.

      o      We record our deferred tax assets at the amount that the asset is more likely than not to be realized.  As of March 31, 2004, we have provided a valuation allowance against our total net deferred tax asset.
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
We responded to the suit denying we received any preferential payments.  This litigation has been settled..  The settlement is not expected to have a material impact on our results of operations.

         In August 2002, Ames decided to close all of its stores and liquidate.  Actual net sales to Ames in fiscal
2003 were minimal.  In August 2003, Ames Department Stores, Inc. filed suit against O'Sullivan Industries in the
U.S. Bankruptcy Court, Southern District of New York, alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O'Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We received the summons in this action on September 22, 2003.  We responded to the suit denying we received any preferential payments.  We are contesting this lawsuit vigorously.

         In November 2001 House2Home filed for bankruptcy and eventually liquidated.  In January 2004, we received notice of a November 2003 suit against O'Sullivan Industries in the U.S. Bankruptcy Court, Central District
of California, alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by
House2Home together with interest.  The alleged payments aggregate $700,000.  We intend to respond to the suit denying we received any preferential payments.  We intend to contest this lawsuit vigorously.

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

         We have market risk in interest rate exposure, primarily in the United States.  We manage interest rate exposure through our mix of fixed and floating rate debt.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  Our interest rate collar expired on March 31, 2003.  At
March 31, 2004, $10.0 million of our debt was subject to variable interest rates.  A change in interest rates of one percentage point would change our cash interest by about $100,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity price exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material prices would affect our cost of sales by approximately $1.4 million annually.

         In the third quarter of fiscal 2004, market prices for particleboard, our largest-cost raw material,  increased about 20%..  We expect additional price increases in the last quarter of fiscal 2004, and perhaps beyond, as demand for particleboard has increased and suppliers have reduced capacity.  Because we utilize first-in, first-out accounting for our inventory, not all of the price increases are reflected in our cost of goods sold for the first nine months of fiscal 2004.  These price increases will reduce our operating margins and operating income for the remainder of fiscal 2004 and perhaps beyond.

         We are endeavoring to reduce the impact of the price increases through our value analysis program and by the eventual inclusion of the higher costs in the pricing of our products.  We are in the process of negotiating higher prices for our products with our customers; some of these negotiations have been concluded, while others are ongoing.  In our value analysis program, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential price increases.

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

         (b)  There have been no significant changes in O'Sullivan's internal controls over financial reporting subsequent to December 31, 2003 that have materially affected or are reasonably likely to materially affect,
O'Sullivan's internal control over financial reporting.

                                          PART II --  OTHER  INFORMATION

ITEM 1.

         On September 24, 2002, Montgomery Ward, LLC, et al., Debtor in Possession, filed suit against O'Sullivan
Industries in the United States Bankruptcy Court, District of Delaware, alleging that payments made by Montgomery
Ward within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by Montgomery Ward, together with interest.  The alleged payments
aggregate $3.7 million.    We responded to the suit denying we received any preferential payments.  We have settled this litigation.  The settlement is not expected to have a material impact on our results of operations.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

         A list of exhibits required to be filed as part of this Report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K:

         During the quarter ended March 31, 2004, O'Sullivan furnished reports on form 8-K:

         (i)      under Items 7, 9 and 12 dated February 12, 2004 relating to the announcement of its earnings for the second quarter of fiscal 2004 ended December 31, 2003; and

         (ii)     under Items 7, 9 and 12 dated February 16, 2004 clarifying its financial results for the second quarter of fiscal 2004 ended December 31, 2003.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                     O'SULLIVAN INDUSTRIES HOLDINGS, INC.

Date:   May 14, 2004                                      By:
                                                                 --------------------------------------------------

                                                                                 Richard D. Davidson
                                                                                    President and
                                                                               Chief Executive Officer

Date:   May 14, 2004                                      By:
                                                                 -------------------------------------------------------------------------------------------------------------------

                                                                                  Stuart D. Schotte
                                                                       Senior Vice President of Operations and
                                                                            Acting Chief Financial Officer
                                                                    (Principal Financial and Accounting Officer)

                                                 INDEX TO EXHIBITS

                                                                                                             Page
 Exhibit No.                                           Description                                            No.
  3.1 & 4.1   Amended and Restated Certificate of Incorporation of O'Sullivan (incorporated by reference from Exhibit 2.4(a) to Appendix A to Proxy Statement/Prospectus included in
              Amendment No. 5 to Registration Statement on Form S-4 (File No. 333-81631) filed on
              October 29, 1999)

  3.2 & 4.2   Bylaws of O'Sullivan (incorporated by reference from Exhibit 3.2 to Registration Statement on
              Form S-1 (File No. 33-72120) filed on November 24, 1993)

     4.3      Specimen Senior Preferred Stock Certificate of O'Sullivan (incorporated by reference from
              Exhibit 3 to Registration Statement on Form 8-A (File No. 0-28493) filed on December 14,
              1999)

     4.4      Indenture dated as of November 30, 1999, by O'Sullivan Industries, Inc., as Issuer, O'Sullivan
              Industries - Virginia, Inc., as Guarantor, and Norwest Bank Minnesota, National Association,
              as Trustee, relating to O'Sullivan Industries, Inc.'s $100,000,000 principal amount of 13.375%
              senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on
              Form 10-Q for the quarter ended December 31, 1999  (File No. 0-28493) filed on February 14,
              2000)

     4.5      Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings,
              Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999
              (File No. 0-28493) filed on February 14, 2000)

     4.6      Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings,
              Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterly
              Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493) filed on
              February 14, 2000)

     4.7      Amended and Restated Warrant Agreement dated as of January 31, 2000 between O'Sullivan
              Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493) filed on February 14, 2000_

     4.8      Amended and Restated Warrant Agreement dated as of January 31, 2000 between O'Sullivan
              Industries Holdings, Inc. and the holder thereof relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate
              (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493) filed on February 14, 2000)

     4.9      Indenture dated as of September 29, 2003 between O'Sullivan Industries, Inc. and each of the guarantors party thereto and The Bank of New York, as Trustee, including form of Notes
              (incorporated by reference to Exhibit 4 to Current Report on Form 8-K dated September 29,
              2003 (File No. 333-31282) filed on October 2, 2003)

     31.1     Certificate of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002         35

     31.2     Certificate of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002         36

     32.1     Certificate of chief executive officer under 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                                      37

     32.2     Certificate of chief financial officer under 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                                                      38