Form 10-K
period 2004-06-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2004-09-28
CIK 915354

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-K
  (Mark One)
         [X]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                                        SECURITIES  EXCHANGE  ACT  OF  1934
For the fiscal year ended June 30, 2004
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

         As of December 31, 2003, 1,368,000 shares of common stock of O'Sullivan Industries Holdings, Inc. were outstanding.  The aggregate market value of the voting stock held by non-affiliates of O'Sullivan Industries Holdings,
Inc. cannot be calculated because this stock is not traded.

-------------------------------------------------------------------------------------------------------------------

                                                      PART I

Item 1.  Business.

History and Overview

         We are a leading designer, manufacturer and distributor of ready-to-assemble, or RTA, furniture products in the United States, with over 45 years of experience.  Our products provide the consumer with high quality, value and easy-to-assemble furniture and comprise a broad range of product offerings, including desks, computer workcenters, entertainment centers, television and audio stands, bookcases, storage units and cabinets.  Over 90% of our sales are for products offered at price points between $19 and $300, covering the majority of price points in the
RTA furniture market.  For the fiscal year ended June 30, 2004, we had net sales of $268.8 million, down 7.0%
from $289.2 million in fiscal 2003, and operating income of $9.2 million, down 65% from $26.3 million in fiscal
2003.  The sales and operating declines were caused primarily by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, reduced margins due to increased competition and a product mix reflecting more promotional merchandise and increasing raw material prices, principally particleboard and fiberboard.

         We distribute our products primarily through multi-store retail chains, including office superstores, discount mass merchants, home centers and consumer electronic superstores. Our largest retail customers include
OfficeMax, Wal-Mart, Office Depot, Staples and Lowe's. We service our customers from two modern manufacturing and distribution facilities totaling approximately 1.8 million square feet, located in Lamar, Missouri and South Boston, Virginia. Our manufacturing facilities are equipped with highly automated manufacturing processes which enhance our efficiency and flexibility. Our production capabilities enable us to optimally serve our customers and profitably pursue the most attractive categories of the RTA furniture market.

         O'Sullivan Industries Holdings, Inc., a Delaware corporation, is a holding company with no material operations.  It owns all the capital stock of O'Sullivan Industries, Inc., a Delaware corporation.  O'Sullivan's business was founded in 1954 by Thomas M. O'Sullivan, Sr. and was acquired by Tandy Corporation in 1983.  In
1993, Tandy transferred O'Sullivan Industries to its subsidiary TE Electronics Inc.  In February 1994, TE
Electronics Inc. transferred O'Sullivan Industries to O'Sullivan Holdings in exchange for O'Sullivan Holdings common stock and O'Sullivan Holdings' obligations under a tax sharing agreement.  TE Electronics Inc. then sold its shares of O'Sullivan Holdings stock in a public offering.  On November 30, 1999, O'Sullivan Holdings completed a recapitalization and merger through which the outstanding stock of O'Sullivan Holdings was purchased by Bruckmann, Rosser Sherrill & Co. II, L.P. ("BRS"),  34 members of our management and an affiliate of a former director.  O'Sullivan Industries owns all of the capital stock of O'Sullivan Industries - Virginia, Inc., a Virginia corporation, and O'Sullivan Furniture Factory Outlet, Inc., a Missouri corporation.

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

         New Management Team.  In May 2004, we announced the hiring of Robert S. Parker as our President and
Chief Executive Officer, followed in succeeding months by the arrival of Rick A. Walters as Executive Vice
President and Chief Financial Officer and Michael D. Orr as Executive Vice President-Operations.  Each of these gentlemen came from the Sharpie/Calphalon Group of Newell Rubbermaid Corporation.  They are in the process of evaluating our strategies and core competencies to determine how best to improve our sales, reduce our costs and increase our operating income.  Strategic initiatives that are currently underway at O'Sullivan Industries include:

         o        creating a new sales and marketing organization that will focus on targeted market segments and the key customers in those segments;

         o        expanding new product initiatives that already include successful launches of our Coleman(R)
                  garage and business storage assortment and Intelligent Designs(R)commercial office furniture;

         o        building a more capable and far reaching organization to source parts and products from outside the United States;

         o        focusing on our factories to improve their productivity and better control their costs;

         o        improving working capital management and cash flow through better planning, reduction in required inventory levels, improving vendor and customer terms, etc.; and

         o        moving our corporate headquarters from Lamar, Missouri to the Atlanta, Georgia area, which will make us more accessible to our valued customers and expand our management recruiting opportunities.

         We have begun to add seasoned professionals to our sales and marketing organization and to implement a disciplined new product development program that is designed to be consumer focused and deliver faster moving items with higher gross margins.

Industry Overview

         The RTA furniture industry is a segment of the broader residential wood furniture industry with wholesale sales of approximately $19 billion per year.  According to HomeWorld Business, RTA furniture retail sales totaled approximately $3.0 billion in calendar 2003, down about 9% from HomeWorld Business' estimate for calendar
2002.  RTA furniture encompasses a broad range of furniture products including desks, computer workcenters, entertainment centers, television and audio stands, bookcases, cabinets and living room and bedroom furniture.
RTA furniture is sold through a broad array of distribution channels, including discount mass merchants, office superstores, consumer electronic superstores, home centers, and national department stores.  The majority of RTA furniture sales are made through discount mass merchants such as Wal-Mart, Target and Kmart and office superstores such as Office Depot, OfficeMax and Staples.  Although a large number of companies manufacture
RTA furniture, the RTA furniture industry is relatively concentrated with the top five North American RTA furniture manufacturers accounting for an estimated 70% of the United States RTA furniture retail sales in calendar
2003.

         The RTA furniture industry experienced significant growth in the mid to late 1990s.  According to
HomeWorld Business, the compounded annual growth rate of RTA furniture retail sales from 1995 to 2000 was approximately 8%.  Since 2000, RTA furniture industry sales have declined  about 17%, largely as a result of the closure of several significant retailers, a reduction in the demand for home office furniture due to a slowdown in demand for personal computers and increased competition from imported RTA and other furniture products.  In response to these industry challenges, we have recently expanded into new furniture categories, such as home storage and organization.  The home storage and organization market includes product offerings such as closet shelving systems, garage storage and workshop storage.  Annual retail sales for the home storage and organization market were estimated at approximately $6.4 billion for calendar 2003.  We have also increased our presence in the commercial office furniture industry.  The commercial office furniture market includes furniture used in commercial offices such as panel and modular systems, seating, storage units, files, tables and desks in wood and other materials, such as steel and glass.  The commercial office furniture market is significantly larger than the RTA furniture market with wholesale sales estimated at approximately $8.5 billion in calendar 2003.

Product Overview

         We group our product offerings into four distinct categories:

     o     Home office and small office furniture, including desks, computer work centers, bookcases and filing cabinets;

     o     Home furnishings, including entertainment furniture, home entertainment centers, home theater systems, television and audio stands, audio and video storage units,  home decor furniture, including microwave oven carts, pantries, living room and recreation room furniture and bedroom pieces, including dressers, night stands and wardrobes;

     o     Commercial office furniture, including desks, computer work centers, bookcases and filing cabinets; and

     o     Storage furniture, including storage cabinets and workbenches for the home, garage and office.

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
In fiscal 2004, sales to OfficeMax accounted for about 19% of our gross sales, Wal-Mart accounted for about 16%
of our gross sales, Office Depot accounted for about 13% of our gross sales and Staples accounted for about 10% of our gross sales.  Similar to other large RTA furniture manufacturers, our sales are concentrated.

Sales and Marketing

         We manage our customer relationships both through our in-house sales force and a network of independent sales representatives.  In general, key accounts such as OfficeMax, Office Depot and Wal-Mart are called on by our sales force.  Smaller customers are serviced mainly by independent sales representatives, whose activities are reviewed by our in-house sales force.  As noted above, we are in the process of creating a new sales and marketing organization that will focus on targeted market segments and the key customers in those segments.

         Our marketing personnel work closely with consumers in order to identify their unmet product needs.  We then design products to meet those needs.  These products are taken to retail customers that serve the demographics of the consumer in question

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

         We participate in the furniture trade shows held in High Point, North Carolina in April and October of each year.  The High Point show is a major international trade show in the furniture industry.  It attracts buyers from the
U.S. and abroad.  We also maintain other domestic and international showrooms to market our product lines.

         We sell our products throughout the U.S. and in Canada, Mexico, the United Kingdom, Australia and other countries.  Export sales were $24.1 million, $19.8 million and $19.1 million in fiscal 2004, 2003 and 2002, respectively.  In fiscal 2004, sales increased, primarily due to increased sales in the Canadian market.  In fiscal
2003, sales increased, primarily due to increased sales in Australia.  In fiscal 2002, sales decreases in Central and
South America, the Middle East and the United Kingdom were partially offset by sales increases in the Canadian market.

Manufacturing

         Our production of RTA furniture begins with laminating paper or other materials to particleboard and fiberboard.  Only after laminating the board do we cut the board into parts.  Each part for a unit is processed over the machines necessary to provide the desired size and shape, edge treatment, holes for assembly, decorative embossing and other features.  Each part is processed only over the machines needed for its completion; therefore, we do not process all parts for a particular product on a single production line.  We then assemble outsourced items such as screws, dowels, glass and other pieces as necessary.  Finally, all of the parts and outsourced items needed for a unit are placed in a carton with assembly instructions and sealed.

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

         We maintain an in-house product design staff that collaborates with our marketing personnel to develop new products based on consumer needs and demographic and other consumer information.  We also work with outside designers.  The product design professionals work with our marketing and engineering areas to produce full-
scale prototypes.  The engineering staff uses computer-aided design software, which provides three-dimensional graphics capabilities.  The software allows a design engineer to accelerate the time-to-completion for a new product design.  This allows us to reduce the time for newly conceived products to reach the market.  We then show our prototypes to our consumers and customers to gauge interest.  We also respond to suggestions from our retail customers regarding potential new products.  If initial indications of product appeal are favorable, we usually can commence production within twelve weeks.  We spent approximately $1.5 million, $1.3 million and $1.1 million on product design and development in fiscal years 2004, 2003 and 2002, respectively.

Raw Materials

         The materials used in our manufacturing operations include particleboard, fiberboard, coated paper or other laminates, glass, furniture hardware and packaging materials.  Our largest raw material cost is particleboard.  We purchase all of our raw material needs from outside suppliers.  We buy our particleboard and fiberboard at market-
based prices from several independent wood product suppliers.  We purchase other raw materials from a limited number of vendors.  These raw materials are generally available from other suppliers, although the cost from alternate suppliers might be higher.

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

         Because we purchase all of our raw materials from outside suppliers, we are subject to changes in the prices charged by our suppliers.  Our two largest raw material costs are particleboard and fiberboard.  Industry pricing for particleboard was flat to slightly lower in fiscal 2002 and the first half of fiscal 2003.  We saw small increases in particleboard pricing in the second half of fiscal 2003.  In fiscal 2004, however, industry pricing for particleboard increased 40% to 50%, and industry prices for fiberboard increased about 30%.

         In reaction to these increases, we asked our retailer customers for increases in our sales prices for our products. We were generally successful in obtaining price increases to cover part of the particleboard price increases we suffered in fiscal 2004.  We rarely ask for or receive price increases from our customers unless large price increases for our raw materials occur.  Normally, as we introduce new models, our pricing for the model reflects our current costs.

         We cannot assure you that raw material prices will not increase in the future.  If the demand for particleboard increases, prices may rise further in fiscal 2005.  See "Cautionary Statements Regarding Forward-
Looking Information and Risk Factors--Our operating income would be reduced if the prices our suppliers charge us for raw materials increase."

Competition

         The residential furniture market is highly competitive and includes a large number of both domestic and foreign manufacturers.  Our competitors include manufacturers of both RTA and assembled furniture.  Although a large number of companies manufacture RTA furniture, the top five North American RTA furniture manufacturers accounted for an estimated 70% of the United States RTA furniture retail sales in calendar 2003.  Our top four competitors are Sauder Woodworking, Inc., Bush Industries, Inc., Dorel Industries, Inc. and Creative Interiors.
Some of our competitors have greater sales volume and financial resources than we do.  RTA furniture manufacturers compete on the basis of price, style, functionality, quality and customer support.

         In recent years, sales of imported RTA furniture have been increasing in the U.S.  We anticipate that we will continue to compete with imports in the U.S.  We are reacting to this new competition by emphasizing our design capabilities, our quality and our ability to deliver products from the factory more quickly and at competitive prices.  We have also begun to source the manufacture of certain products from other countries.  As we design new products, we will decide whether to manufacture the product ourselves or source the product from domestic or international third parties.

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

         We hold a number of patents and licenses, including the license of the Coleman(R)brand indoor storage products for garage, utility, and workshop.  We do not consider any one of these patents and licenses to be material to our business.

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

Employees

         As of June 30, 2004, we had approximately 1,650 employees.  About 85% percent of these employees are located in Lamar, Missouri.  None of our employees are represented by a labor union.  We believe that we have good relations with our employees.

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

         Our manufacturing process creates by-products, including sawdust and particleboard flats.  At the South
Boston facility, this material is given to a recycler or disposed of in landfills.  At the Lamar facility, the material has been sent to recyclers and off-site disposal sites.  In fiscal 2004, our disposal costs declined by approximately 11%
as we reduced our operating levels.

         Our manufacturing facilities ship waste products to various disposal sites.  If our waste products include hazardous substances and are discharged into the environment, we are potentially liable under various laws.  These laws may impose liability for releases of hazardous substances into the environment.  These laws may also provide for liability for damage to natural resources.  One example of these laws is the federal Comprehensive
Environmental Response, Compensation and Liability Act.  Generally, liability under this act is joint and several and is determined without regard to fault.  In addition, similar state or other laws and regulations may impose the same or even broader liability for releases of hazardous substances.

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

Item 2.  Properties.

         O'Sullivan owns two manufacturing, warehouse and distribution facilities.  The Lamar, Missouri facility, consists of approximately 1.1 million square feet.  The South Boston, Virginia facility has approximately 675,000 square feet.  These properties are subject to liens in favor of the holders of our credit agreement.

         We purchased additional land adjacent to our Lamar facility in July 2002.  We have some excess land at
South Boston which may be used for expansion.

         We lease space for showrooms in High Point, North Carolina and in other locations in the United States.
We also lease warehouse space in Lamar and Neosho, Missouri.  We lease space for factory outlet stores in
Springfield and Joplin, Missouri and Fayetteville, Arkansas to sell close-out and excess inventory.

         Our Canadian operations are in a leased facility in Markham, Ontario.  O'Sullivan's United Kingdom operations are in a leased facility in Oxfordshire.  Our Australian operations are located in leased facilities near
Melbourne.

         We consider our owned and leased facilities to be adequate for the needs of O'Sullivan and believe that all of our owned and leased properties are well maintained and in good condition.

Item 3.  Legal Proceedings.

         On September 24, 2002, Montgomery Ward, LLC filed suit against O'Sullivan Industries in the U.S.
Bankruptcy Court, District of Delaware, alleging that payments made by Montgomery Ward within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O'Sullivan Industries by Montgomery Ward, together with interest.  The alleged payments aggregated $3.7 million.
We settled this suit in May 2004.  The resolution of the litigation did not materially affect our results of operations.

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

         In November 2001 House2Home filed for bankruptcy and eventually closed all of its stores.  In January
2004 we received notice of a November 2003 suit against O'Sullivan Industries in the U.S. Bankruptcy Court,
Central District of California alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by
House2Home together with interest.  The alleged payments aggregate $700,000.  We have denied we received any preferential payments.  We are contesting this lawsuit vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders of O'Sullivan during the quarter ended June 30,
2004.

                                                      PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

         There is no established public market for O'Sullivan Holdings' common equity.

         As of September 1, 2004, there were approximately 91 holders of our Class A common stock and three holders of our Class B common stock.  No dividends have been paid or declared since our initial public offering in
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

         During the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005, we entered into Executive
Stock Agreements with Messrs. Robert S. Parker, Rick A. Walters and Michael D. Orr.  See "Employment
Agreements" in Item 11, Executive Compensation, in Part III of this report for information regarding the Executive
Stock Agreements.  We used the proceeds of the sale of stock for general working capital purposes.  The shares were issued and sold during the first quarter of fiscal 2005 to Messrs. Parker, Walters and Orr in reliance on the exemption from registration contained in Section 4(2) of the Securities Act, as amended.

Item 6.  Selected Consolidated Historical Financial Information.

         The selected historical consolidated results of operations for the five years ended June 30, 2004 and the balance sheet data as of June 30, 2004, 2003, 2002 and 2001 are derived from O'Sullivan's audited financial statements.  The selected historical balance sheet data as of June 30, 2000 are from O'Sullivan's accounting records.
This selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of Operations," and Item 8, "Consolidated Financial Statements and
Related Notes," in Part II of this report.

                                                                     For the year ended June 30,
                                                   ---------------------------------------------------------------
                                                      2004             2003     2002         2001          2000
                                                   -----------  -----------  -----------  -----------   ----------
                                                                           (in thousands)
                                                                -----------  -----------  -----------   ----------
Net sales                                        $     268,829$     289,152$     349,098$     358,811 $    405,234
Cost of sales                                          213,989      214,977      254,662      269,720      298,387
                                                   -----------  -----------  -----------  -----------   ----------
Gross profit                                            54,840       74,175       94,436       89,091      106,847
Selling, marketing and administrative
     expense                                            46,138       45,834       54,584       56,682       64,173
Restructuring charge1                                        -        2,049            -       10,506            -
Merger related expenses2                                     -            -            -            -        7,792
Transaction fee to related party                             -            -            -            -        3,062
Compensation expense associated with stock
     options3                                                -            -            -            -       10,627
Loss on settlement of interest rate swap                     -            -            -            -          408
Casualty gain                                             (490)           -            -            -            -
                                                   -----------  -----------  -----------  -----------   ----------
Operating income                                         9,192       26,292       39,852       21,903       20,785
Interest expense, net4                                  33,947       24,286       27,927       33,393       18,595
Other financing costs4                                   2,678          445          204          574          476
                                                   -----------  -----------  -----------  -----------   ----------
Income (loss) before income tax provision
     (benefit) and cumulative effect of
     accounting change                                 (27,433)       1,561       11,721      (12,064)       1,714
Income tax provision (benefit)5                              -            -      100,927       (4,221)       4,879
                                                   -----------  -----------  -----------  -----------   ----------
Income (loss) before cumulative effect of
     accounting change                                 (27,433)       1,561      (89,206)      (7,843)      (3,165)
Cumulative effect of accounting change, net
     of income tax benefit                                   -            -            -          (95)           -
                                                   -----------  -----------  -----------  -----------   ----------

Net income (loss)                                $     (27,433$       1,561$     (89,206$      (7,938)$     (3,165)
                                                   ===========  ===========  ===========  ===========   ==========

Cash flows provided by operating activities      $       1,029$      14,740$      25,897$      24,928 $     30,320
Cash flows provided by (used for) investing
     activities                                         (2,459)       1,707       (8,644)     (16,811)     (17,129)
Cash flows used for financing activities                (1,297)     (24,247)      (8,536)     (12,924)      (5,064)

Depreciation and amortization                           12,754       13,621       14,530       14,945       15,416
Capital expenditures                                     2,459        5,081        8,644       16,811       17,129

                                                                              June 30,
                                                   ---------------------------------------------------------------
                                                      2004         2003         2002         2001          2000
                                                   -----------  -----------  -----------  -----------   ----------
                                                                                  (in thousands)
                                                   -----------               -----------  -----------   ----------
Total assets                                     $     194,362$     207,388$     244,432$     357,526 $    387,569
Long-term debt, less current portion                   220,279      209,405      230,206      236,762      247,299
Payable to RadioShack                                   70,067       72,067       81,374      109,067      109,067
Mandatorily redeemable preferred stock                  26,258       21,933       18,319       15,301       12,781
Stockholders' equity (deficit)                        (164,552)    (138,360)    (136,903)     (44,695)     (33,888)

------------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the more detailed information in the historical financial statements, including the related notes thereto, appearing elsewhere in this report.

Overview.

Recent Trends

         Our net sales declined 7.0% in fiscal year 2004 from $289.2 million to $268.8 million.   This decline
continued the net sales decreases experienced by us in fiscal 2001, 2002 and 2003.  Our net sales declined for several reasons:

    o    a decline in sales of RTA furniture;

    o    increasing competition from imported furniture, particularly from China;

    o    increased competition from domestic competition due to excess capacity in the RTA furniture industry and increasing concentration of retail stores;

    o    the decline in price of the average unit sold, reflecting increased competition and a trend toward more promotional merchandise and increased competition;

    o    market share losses at Best Buy and a large mass merchant; and

    o    liquidations and bankruptcies by a number of customers, including Montgomery Ward, Ames and Kmart.

         In addition to declining net sales, the market conditions described above, coupled with price increases in particleboard and fiberboard, also reduced our margins and results of operations in fiscal 2003 and fiscal 2004.
Operating income declined to $9.2 million in fiscal 2004 from $26.3 million in fiscal 2003 and $39.9 million in fiscal 2002.  In response to the industry trends, we have taken steps to reduce costs, increase selling prices and mitigate the impact of the current market challenges.  We may take similar actions in the future, which may result in asset write-downs or impairment or other charges.  See "--Market Risk and Inflation" for more information regarding our raw material price increases.

         While we have confidence in the long-term future of the RTA furniture industry, we expect these conditions to continue into fiscal 2005.

New Management Team

         In May 2004, we announced the hiring of Robert S. Parker as our President and Chief Executive Officer,
followed in succeeding months by the arrival of Rick A. Walters as Executive Vice President and Chief Financial
Officer and Michael D. Orr as Executive Vice President-Operations.  Each of these gentlemen came from the
Sharpie/Calphalon Group of Newell Rubbermaid Corporation.  They are in the process of  evaluating our strategies and core competencies to determine how best to improve our sales, reduce our costs and increase our operating income.  Strategic initiatives that are currently underway at O'Sullivan Industries include:

         o        creating a new sales and marketing organization that will focus on targeted market segments and the key customers in those segments;

         o        expanding new product initiatives that already include successful launches of our Coleman(R)
                  garage and business storage assortment and Intelligent Designs(R)commercial office furniture;

         o        building a more capable and far reaching organization to source parts and products from outside the United States;

         o        focusing on our factories to improve their productivity and better control their costs;

         o        improving working capital management and cash flow through better planning, reduction in required inventory levels, improving vendor and customer terms, etc.; and

         o        moving our corporate headquarters from Lamar, Missouri to the Atlanta, Georgia area, which will make us more accessible to our valued customers and expand our management recruiting opportunities.

         We have begun to add seasoned professionals to our sales and marketing organization and to implement a disciplined new product development program that is designed to be consumer focused and deliver faster moving items with higher gross margins.

Customer Bankruptcies

         On September 24, 2002, Montgomery Ward, LLC filed suit against O'Sullivan Industries in the U.S.
Bankruptcy Court, District of Delaware, alleging that payments made by Montgomery Ward within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O'Sullivan Industries by Montgomery Ward, together with interest.  The alleged payments aggregated $3.7 million.
We settled this suit in the fourth quarter of fiscal 2004.  The settlement did not have an adverse impact on our results of operations.

         In August 2002, Ames decided to close all of its stores and liquidate.  Actual net sales to Ames in fiscal
2003 were minimal.  In August 2003, Ames Department Stores, Inc. filed suit against O'Sullivan Industries in the
U.S. Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O'Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We have responded to the suit denying we received any preferential payments.  We are contesting this lawsuit vigorously.

         In November 2001 House2Home filed for bankruptcy and eventually closed all of its stores.  In January
2004 we received notice of a November 2003 suit against O'Sullivan Industries in the U.S. Bankruptcy Court,
Central District of California alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by
House2Home together with interest.  The alleged payments aggregate $700,000.  We have denied we received any preferential payments.  We are contesting this lawsuit vigorously.

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
The payments under the agreement represent additional consideration for the stock of O'Sullivan Industries and further increase the tax basis of our assets from the 1994 initial public offering when payments are made to
RadioShack.  Accordingly, we recorded the deferred tax asset created by the step-up in tax basis and the additional tax basis from the probable future payments to RadioShack.  The deferred tax asset had a balance of $69.4 million and $72.1 million at June 30, 2004 and 2003, respectively.

         Additionally, we recorded the remaining maximum obligation to RadioShack pursuant to the tax sharing agreement.  The remaining maximum obligation to RadioShack was $70.1 million and $72.1 million at June 30,
2004 and 2003, respectively.  Future payments to RadioShack are contingent upon achieving consolidated taxable income calculated on the basis of the tax sharing agreement.

         During the year ended June 30, 2002, we recorded a full valuation allowance against our net deferred tax assets because we were unable to determine, based on objective evidence, that it was more likely than not that we would be able to utilize our net operating losses prior to their expiration.  If at a future date we determine that some or all of the deferred tax asset will more likely than not be realized, we will reverse the appropriate portion of the valuation allowance and credit income tax.

         See "Cautionary Statement Regarding Forward Looking Statements and Risk Factors."

Results of Operations.

         The following table sets forth the approximate percentage of items included in the Consolidated Statement of Operations relative to net sales for the three-year period ended June 30, 2004:

                                                                                   Year ended June 30,
                                                                          --------------------------------------
                                                                             2004          2003          2002
                                                                          ----------    ----------     ---------

Net sales                                                                        100.0%        100.0%        100.0%
Cost of sales                                                                     79.6%         74.3%         72.9%
                                                                          ----------    ----------     ---------
Gross profit                                                                      20.4%         25.7%         27.1%
Selling, marketing and administrative                                             17.2%         15.9%         15.6%
Restructuring charge                                                          -                  0.7%      -
Casualty gain                                                                     (0.2)%    -              -
                                                                          ----------    ----------     ---------
Operating income                                                                   3.4%          9.1%         11.5%
Interest expense, net                                                             12.6%          8.4%          8.0%
Other financing costs                                                              1.0%          0.2%          0.1%
                                                                          ----------    ----------     ---------
Income (loss) before income tax provision                                        (10.2)%         0.5%          3.4%
Income tax provision                                                               0.0%          0.0%         28.9%
                                                                          ----------    ----------     ---------
Net income (loss)                                                                (10.2)%         0.5%        (25.5)%
Depreciation and amortization                                                      4.7%          4.7%          4.2%

Year Ended June 30, 2004 Compared to the Year Ended June 30, 2003.

         Net Sales.   Net sales consists of our gross sales less returns, allowances, rebates and certain advertising allowances given to customers.  Net sales for the fiscal year ended June 30, 2004 decreased by $20.3 million, or
7.0%, to $268.8 million from $289.2 million for the fiscal year ended June 30, 2003.  Net sales were down in every major channel with substantially all of the decline due to lower unit prices.  Net sales declined principally because of increased competition from North American manufacturers and Asian and South American manufacturers with substantially lower labor costs and because of a trend toward smaller, more promotional products with lower prices.
Finally, according to HomeWorld Business, the size of the RTA furniture market declined approximately 9% in calendar 2003.

         Gross Profit.    For fiscal 2004, gross profit declined to $54.8 million, or 20.4% of net sales, from
$74.2 million, or 25.7% of net sales, during fiscal 2003.  Gross profit declined for fiscal 2004 due to increases in raw material prices, lower sales levels, lower production levels, changes in our customer mix and increased advertising allowances.

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

         Selling, marketing and administrative expenses increased to $46.1 million, or 17.2% of net sales, for fiscal
2004 from $45.8 million, or 15.9% of net sales, for fiscal 2003 due to increased royalty payments, freight out expense and professional fees, partially offset by lower sales commissions, bad debt expense, advertising allowances, and benefit plan expense.  Royalty expenses increased because of increased sales of products subject to royalties.  Freight out expense increased because of increased sales where we shipped product directly to the end consumer.  Commission  expenses declined because of lower net sales levels and customer mix.  Legal and professional fees increased due to higher recruiting and legal fees in connection with the hiring of our new executives and increased use of consultants in connection with our commercial office and storage product initiatives.

         Restructuring Charges.  A restructuring charge in the amount of $2 million was recorded during fiscal
2003.  This charge consisted of severance actions of $1.5 million and an asset impairment charge of $540,000.  No restructuring charges were recorded in fiscal 2004.  In the fourth quarter of fiscal 2003, we determined to reduce our operations at our South Boston, Virginia facility to one shift.  As a result, we reduced our workforce by about 200 people in Virginia.  We also reduced our corporate staff in Lamar, Missouri by about 50 people, or about 15%.
Substantially all of the severance had been paid by June 30, 2004.

         In January 2001, we closed our Cedar City, Utah production facility.  Fixed assets with a net book value of
$20.3 million were written down to estimated fair value, less cost to sell, resulting in an impairment charge of approximately $8.7 million.  An additional impairment charge of $540,000 was recognized in fiscal 2003.  The additional charge resulted from subsequent changes in the carrying amount of the assets held for sale due to unfavorable market conditions.  In June 2003, we sold the Cedar City, Utah land and building.  We used the net proceeds of $6.8 million from the sale to reduce indebtedness under our senior credit facility.

         Casualty Gain.  In November 2003 a fire destroyed certain of our manufacturing equipment.  The net insurance proceeds used to replace the equipment destroyed exceeded the net book value of the destroyed equipment, resulting in a gain.  Accordingly, we recorded a net gain of $490,000 in connection with the casualty.
All proceeds from the insurance company have been received.

         Depreciation and Amortization.  Depreciation and amortization represents the allocation of costs of long-
lived assets such as buildings and equipment.  Depreciation is included in cost of goods sold and selling, marketing and administrative expenses in our statements of operations.  Depreciation and amortization expenses decreased to
$12.8 million for fiscal 2004 compared to $13.6 million for fiscal 2003. Capital additions in fiscal 2004 and 2003 were $2.5 million and $5.1 million, respectively.  Fiscal 2004 and 2003 capital expenditures were primarily for normal replacements of equipment.

         Operating Income.  Operating income decreased $17.1 million to $9.2 million for fiscal 2004 from
$26.3 million in fiscal 2003.  Lower net sales and operating levels, as well as increases in raw material costs, contributed to lower operating income in fiscal 2004.  These additional costs were offset to a small extent by the casualty gain.

         Net Interest Expense.  Net interest expense is the cost for borrowed money.  It represents interest paid to, or accrued for future payment to, lenders and the amortization of debt issuance costs, debt discount and loan fees.
Changes in the value of our interest rate collar which expired in March 2003 were also reflected in interest expense.
Net interest expense increased to $33.9 million in fiscal 2004 from $24.3 million in fiscal 2003.  Interest expense increased principally due to accounting for approximately $4.3 million of dividends on our mandatorily redeemable senior preferred stock as interest expense in fiscal 2004, the higher interest rate on our senior secured notes issued in
September 2003 as compared to the variable rates under our former senior credit facility, and the expiration of our interest rate collar, as changes in the value of the interest rate collar reduced interest expense by $2.1 million in fiscal 2003.  The following table describes the components of net interest expense.

                                                                   Year ended
                                                                    June 30,
                                                          ----------------------------
                                                                 (in thousands)
                                                                2004           2003
                                                             ----------     ----------
Interest expense on senior credit facility, industrial
    revenue bonds and senior subordinated notes             $    23,894    $    21,899
Interest income                                                     (64)          (266)
           Non-cash items:
Interest expense on O'Sullivan Holdings note                      2,817          2,506
Interest expense on mandatorily redeemable senior
    preferred stock                                               4,326              -
Interest rate collar                                                  -         (2,091)
Amortization of debt discount                                     1,294            628
Amortization of loan fees                                         1,680          1,610
                                                             ----------     ----------
Net interest expense                                        $    33,947    $    24,286
                                                             ==========     ==========

         Other Financing Income (Expense).  We recorded a gain of $616,000 in connection with the October 2003 repurchase of $4.0 million of our senior subordinated notes, net of original issue discount and capitalized loan fees.
This gain was offset by the write-off of capitalized loan fees for our old senior credit facility of about $3.3 million in the September 2003 quarter as a result of the refinancing of this debt.  The net amount of  $2.7 million is reflected as other financing expense on our statement of operations for fiscal 2004.

         Pre-Tax Income (Loss). Our pre-tax loss in fiscal 2004 was $27.4 million compared to pre-tax income of
$1.6 million in fiscal 2003.  The decline was due principally to our lower net sales and operating levels, higher raw material costs and increased interest expense.

         Income Tax Provision.  We recorded no tax expense in fiscal 2004 or fiscal 2003 because of the current tax benefits associated with the Section 338 election (See "Tax Sharing Agreement with RadioShack") and because of the valuation allowance against our net deferred tax assets.

         Net Income (Loss).  Our net loss was $27.4 million in fiscal 2004 compared to net income of $1.6 million in fiscal 2003 due principally to our lower net sales and operating levels, higher raw material costs and increased interest expense.

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

         Gross Profit.  Gross profit decreased to $74.2 million, or 25.7% of net sales, for fiscal 2003, from $94.4 million, or 27.1% of net sales, for fiscal 2002.  Fiscal 2003 gross profit decreased primarily because of lower sales and operating levels, partially offset by lower material costs, primarily for particleboard.  Lower operating levels hurt our gross profit and our gross profit as a percentage of net sales because our fixed manufacturing overhead was allocated over a smaller number of units produced.

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

         Restructuring Charges.  A restructuring charge in the amount of $2 million was recorded during fiscal
2003.  This charge consisted of severance actions of $1.5 million and an asset impairment charge of $540,000.  No restructuring charges were recorded in fiscal 2002.

         Depreciation and Amortization.  Depreciation and amortization expenses decreased to $13.6 million for fiscal 2003 compared to $14.5 million for fiscal 2002. Capital additions in fiscal 2003 and 2002 were $5.1 million and $8.6 million, respectively.  Fiscal 2003 capital expenditures were primarily for normal replacements of equipment.

         Operating Income.  Operating income decreased $13.6 million to $26.3 million for fiscal 2003 from
$39.9 million in fiscal 2002.  Lower net sales and operating levels, as well as the restructuring charge, were partially offset by lower material costs and lower selling, marketing and administrative expenses in fiscal 2003.

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

         Income Tax Provision.  We recorded no tax expense in fiscal 2003 because of the current tax benefits associated with the Section 338 election  (See "Tax Sharing Agreement with RadioShack") and because of the valuation allowance  against our net deferred tax assets.  As described in "Overview--Tax Sharing Agreement with
RadioShack", we recorded a full valuation allowance against our deferred tax assets in fiscal 2002 resulting in increased income tax expense.

         Net Income (Loss).  Our net income was $1.6 million in fiscal 2003 compared to a net loss of $89.2 million in fiscal 2002 due to the fiscal 2002 valuation allowance, partially offset by our lower net sales and operating levels.

Liquidity and Capital Resources.

         We are highly leveraged and have a stockholders' deficit of approximately $164.6 million at June 30, 2004.
Our liquidity requirements will be to pay our debt, including interest expense under our credit agreement and notes, to pay RadioShack amounts due under the tax sharing agreement and to provide for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operating activities and borrowings under our credit agreement, which is discussed below.  Decreased demand for our products could further decrease our cash flows from operating activities and the availability of borrowings under our credit agreement.

         Working Capital.  As of June 30, 2004, cash and cash equivalents totaled  $5.3 million.  Net working capital was $49.6 million at June 30, 2004 compared to $45.8 million at June 30, 2003.  The $3.8 million increase in net working capital resulted primarily from the increased investments in inventories and decreases in accounts payable and the current portions of long-term debt and the payable to RadioShack, partially offset by reductions to cash and accounts receivable and an increase in accrued liabilities.

         Operating Activities.  Net cash provided by operating activities for the fiscal year ended June 30, 2004 was
$1.0 million compared to net cash provided of $14.7 million for the fiscal year ended June 30, 2003.  Cash flows from operating activities decreased year-over-year for the following reasons:

     o   Our net loss in fiscal 2004 was $27.4 million compared to net income of $1.6 million in fiscal 2003.

     o   Accounts payable and accrued liabilities increased $4.0 million in fiscal 2004 compared to a decrease of
         $7.7 million in fiscal 2003.  This change is due primarily to higher accrued interest, as we now pay interest on our senior secured notes semi-annually in July as compared to more frequent payments under our prior senior credit facility.

     o   Accounts receivable decreased $2.5 million in fiscal 2004 compared to a decrease of $11.3 million in fiscal
         2003.  The change was due primarily to increased sales in the latter portion of the fourth quarter of fiscal
         2004 compared to a decline in sales for the same period of fiscal 2003.

     o   We paid RadioShack $2.0 million in fiscal 2004, decreasing our liability by that amount.  In fiscal 2003, we paid RadioShack $9.3 million.

     o   In fiscal 2004, we reclassified our mandatorily redeemable senior preferred stock to liabilities, and the
         $4.3 million of dividends that accrued on this class of stock during fiscal 2004 was accounted for as interest expense.

     o   Inventories increased $2.6 million in fiscal 2004, but were essentially flat in fiscal 2003.

         Investing Activities.  We invested $2.5 million for capital expenditures for fiscal 2004 compared to
$5.1 million for the prior year.  We also sold our Cedar City, Utah manufacturing facility for net proceeds of $6.8 million in fiscal 2003.  Our ability to make future capital expenditures is limited to $10.0 million per year, with certain carryforwards, under the indenture governing our senior secured notes.

         Financing Activities.  Net cash flows used for investing activities decreased $23.0 million in fiscal 2004 from fiscal 2003 primarily because we repaid $24.3 million of debt in fiscal 2003.  In fiscal 2004 we replaced our senior credit facility with $100.0 million principal amount of senior secured notes.  Our consolidated principal amount of indebtedness at June 30, 2004 was $231.0 million, consisting of the following.

    o    a credit agreement providing for asset-based revolving credit of up to $40.0 million.  The borrowing base at June 30, 2004 was approximately $26.9 million.  No borrowings were outstanding under the credit agreement at June 30, 2004, although letters of credit aggregating approximately $14.0 million were outstanding under the credit agreement.  Outstanding letters of credit reduce the borrowing base.

    o    $100.0 million in 10.63% senior secured notes due 2008.  We sold the notes in September 2003 at 95% of their par value, yielding $95.0 million in proceeds before issuance expenses of approximately $3.8 million.
         The proceeds of the senior secured notes were used to repay $88.7 million outstanding under our senior credit facility and to pay issuance expenses.

    o    $96.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million. We issued $100.0 million of these notes at a price of 98.046%, providing $98.0 million in cash proceeds before expenses related to the issuance.  We repurchased $4.0 million of the notes during fiscal 2004 and recorded other financing income of $616,000 net of original issue discount and capitalized loan fees.

    o    $10.0 million in variable rate industrial revenue bonds.

    o    $25.0 million, including $10.0 million of interest added to the principal of the note, in a note issued by
         O'Sullivan Holdings with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated principal amount of indebtedness to recorded book value as of June 30, 2004, is as follows:

                                                                 Original          Warrants          Recorded
                                             Consolidated     issue discount         net of        book value of
                                             indebtedness    net of accretion      accretion      long-term debt
                                            ---------------  ----------------  ----------------- -----------------
                                                                        (in thousands)
                                                             -----             --                ---

                                                             -----             --                ---
Senior secured notes                         $      100,000      $    (4,426)   $              -   $        95,574
Senior subordinated notes                            96,000           (1,310)            (2,444)            92,246
Industrial revenue bonds                             10,000                 -                  -            10,000
O'Sullivan Holdings note                             24,984                 -            (2,525)            22,459
                                               ------------       -----------    ---------------    --------------
Total                                        $      230,984      $    (5,736)   $        (4,969)   $       220,279
                                               ============       ===========    ===============    ==============

Refinancing

         On September 29, 2003, we refinanced our senior credit facility with $100.0 million of new privately placed senior secured notes and an asset-based credit agreement.

         The $100.0 million senior secured notes mature on October 1, 2008 and bear interest at 10.63%.  The notes were issued by O'Sullivan Industries at a price of 95%, providing $95.0 million in cash proceeds before about
$3.8 million of expenses related to the issuance.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan Industries' subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan
Holdings, O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.  Pursuant to a registration rights agreement, we filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended, in December 2003.  The registration statement became effective on January 8, 2004, and the exchange offer closed on February 25, 2004.

         The asset-based credit agreement permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The credit agreement has a $25.0 million sub-limit for letters of credit, of which we were utilizing approximately $15.2 million as of September 27, 2004.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses. The interest rate on loans under the credit agreement is a
LIBOR rate plus 2.5% or an index rate plus 1.0%.  We also pay a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.  O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory
Outlet, Inc. are also parties to the credit agreement.  No loans were outstanding under the credit agreement as of
June 30, 2004, although letters of credit aggregating approximately $14.0 million were outstanding under the credit agreement.

         In connection with the execution and delivery of the credit agreement, we entered into a lockbox agreement with the agent under the agreement.  Pursuant to the agreement, we granted the agent a security interest in the cash deposited, or received in the future, in the account.  Under the terms of the lockbox agreement, the agent has control over the accounts and amounts deposited therein.  Because of the nature of the lockbox arrangement and other provisions of the credit agreement, any borrowings under the credit agreement would be classified as short term even though the term of the credit agreement does not expire until September 2008.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the senior credit facility, we expensed approximately $3.1 million of unamortized loan issuance costs related to the facility in the first quarter of fiscal 2004.

         During fiscal 2004 we repurchased $4.0 million principal amount of our senior subordinated notes.

Liquidity

         We have a stockholders' deficit of approximately $165 million as of June 30, 2004, incurred a net loss of
$27.4 million for the year ended  June 30, 2004 and expect to incur a net loss during the year ending June 30, 2005.
Our net sales have declined each of the past four years.  Our sales and operating results during 2004 were impacted by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, and higher raw material costs, principally particleboard and fiberboard.

         We have recently added several new key members to our executive management team.  The new executive management team is in the process of evaluating our strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  As noted above, we refinanced our previous senior credit facility on September 29, 2003.  As a result of the refinancing, we have no principal payments
on debt due until October 2008.   In connection with the refinancing, we entered into the five year $40 million revolving credit agreement discussed above.  Borrowing availability under the credit agreement is subject to, among other things, a borrowing base determined by qualified inventory and accounts receivable levels, and is further reduced by outstanding letters of credit.  We expect borrowing availability under the credit agreement to approximate $10 million to $15 million, after the effect of outstanding letters of credit, from October 2004 through the end of fiscal 2005.  Decreased demand for our products, as well as efforts to reduce working capital requirements, could negatively affect levels of inventory and accounts receivable and the availability of borrowings under the credit agreement.

         Our management believes that cash on hand, net cash to be generated from operations, and forecasted availability under the credit agreement will be sufficient to meet our cash needs for the next twelve months.  We were in compliance with our debt covenants at June 30, 2004 and expect to remain in compliance with these covenants during the next twelve months.  In the event that revenues are significantly below fiscal year 2005 forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and further reduce operating costs and expenses so that we will have sufficient cash resources through the next twelve months.  However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

Off-balance Sheet Arrangements.

         At June 30, 2004, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations.

         The following table illustrates our contractual obligations as of June 30, 2004 due in the future:

                                                                             Payments Due by Period
                                                         --------------------------------------------------------------
                                                                                 (in thousands)
                                                             Less
                                                            than 12           12-36            36-60           After
       Contractual Obligations               Total          months            months          months         60 months
-------------------------------------     -----------    ------------      ------------     -----------     -----------
Long-term debt                          $     230,984  $            -    $            -   $     110,000   $     120,984
Tax benefit payments to
RadioShack1                                    70,067          20,181            23,599          26,287               -
Operating leases--unconditional                  3,632           1,603             1,782             247
Other long-term obligations2                      435             131               214              90               -
                                          -----------    ------------      ------------     -----------     -----------
Total contractual cash obligations      $     305,118  $       21,915    $       25,595   $     136,624   $     120,984
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

         We have market risk in interest rate exposure, primarily in the United States.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  Our interest rate collar expired on March 31, 2003.  At June 30, 2004, $10.0 million of our indebtedness was subject to variable interest rates.  A change in interest rates of one percentage point would change our cash interest by about $100,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity price exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material prices would affect our cost of sales by approximately $1.4 million annually.

         From fiscal 2001 through fiscal 2002, particleboard and fiberboard prices declined, increasing our operating income in the later portion of the year.  We saw small increases in particleboard pricing in the third quarter of fiscal 2003.  Prices for fiberboard increased in the fourth quarter of fiscal 2002, but declined slightly during fiscal 2003.

         In fiscal 2004, market prices for particleboard, our largest-cost raw material,  increased about 40% to 50%, depending on thickness and origin.  Market prices for fiberboard increased about 30%.  We expect additional price increases in fiscal 2005, and perhaps beyond, as demand for particleboard has increased and suppliers have reduced capacity.  Because we utilize first-in, first-out accounting for our inventory, not all of the price increases are reflected in our cost of goods sold for fiscal 2004.  These price increases will reduce our operating margins and operating income for fiscal 2005 and perhaps beyond.

         We are endeavoring to reduce the impact of the price increases through our productivity programs and by the eventual inclusion of the higher costs in the pricing of our products.  We have negotiated higher prices for our products with our customers, although these price increases were not fully effective in the fourth quarter of fiscal

2004.  In our productivity programs, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material price increases.

         We cannot assure you that raw materials prices will not increase further in the future.

Effect of Recent Changes in Accounting Standards.

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial
Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This pronouncement changes the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) on the balance sheet.  SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatorily
redeemable.   We adopted SFAS 150 on July 1, 2003 and reclassified our mandatorily redeemable senior preferred stock as a non-current liability, instead of as an item between the liabilities and equity sections of the balance sheet as historically presented.  Prior period amounts have not been restated in accordance with this statement.

         Also in accordance with SFAS 150, dividends on mandatorily redeemable financial instruments are now accounted for as interest expense on the consolidated statement of operations instead of as dividends and accretion on preferred stock.  Interest expense for the senior preferred stock was approximately $4.3 million during fiscal
2004.  Adoption of SFAS 150 did not affect our cash payments or liquidity.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("FIN 46").  FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary.  FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity.  In December 2003, the FASB issued Interpretation No. 46(R)
("FIN 46(R)") which superceded FIN 46.  FIN 46(R) is effective for all Special Purpose Entities ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003.
FIN 46(R) will be applicable to all non-SPE's created prior to February 1, 2003 by public entities at the end of the first interim or annual reporting period ending after March 15, 2004.  We have determined that we have no SPE's.
We reviewed the applicability of FIN 46(R) to entities other than SPE's and determined that the adoption of FIN
46(R) did not have a material effect on our consolidated financial statements.

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

         On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, inventories, intangible assets, income taxes, restructuring costs, asset impairments, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.  Changes in our judgments or estimates with respect to these matters could increase our expenses, affect the timing of recording of sales and affect the recorded value of our assets.

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

      o      We record estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives.  Market conditions could require us to take actions to increase customer incentive offerings.  These offerings could result in our estimates being too small and reduce our revenues when the incentive is offered.

      o      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
             We determine our allowance by performing a monthly aging analysis of customer receivables.  All past due amounts greater than 60 days and over a specified dollar amount are reviewed individually for collectibility.  Account balances are charged off against the allowance when we determine the receivable will not be recovered.

      o      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.  Obsolete and slow-moving inventory reserves were approximately $3.7 million and $4.3 million at June 30, 2004 and 2003, respectively.

      o      We record our deferred tax assets at the amount that the asset is more likely than not to be realized.  As of June 30, 2004, we have provided a valuation allowance against our total net deferred tax asset.
             While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, our determinations can change.  If we objectively determine it is more likely than not we would be able to realize our deferred tax assets in the future in excess of our recorded amount, we would reduce our valuation allowance, increasing income in the period such determination was made.

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

Cautionary Statement Regarding Forward Looking Information and Risk Factors.

         Certain portions of this report, and particularly the Management's Discussion and Analysis of Financial
Condition and Results of Operations and the Notes to the Consolidated Financial Statements in Part II of this report, the portions of Item 1 in Part I captioned "History and Overview--New Management Team," "Customers," "Sales
and Marketing," "Product Design and Development," "Raw Materials," "Competition," "Patents and Trademarks"
and "Environmental and Safety Regulations" and Item 3 in Part I contain forward-looking statements.  Item 5 in Part
II of this report also contains our expectations regarding the future use of our cash flow.  These include information relating to cost savings, benefits, revenues and estimated sales, litigation, earnings and expenses.  These statements can be identified by the use of future tense or dates or terms such as "believe," "would," "may," "expect,"
"anticipate" or "plan."

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
                                                                                              June 30, 2004
                                                                                          (dollars in millions)
Total principal amount of indebtedness.........................................................$   231.0
Principal amount of indebtedness senior to O'Sullivan Holdings note............................$   206.0
Principal amount of indebtedness senior to O'Sullivan Industries senior subordinated notes.....$   110.0
Stockholders' deficit..........................................................................$   164.6

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

         o        We may not have sufficient cash from cash flows from operating activities, cash on hand and available borrowings under our credit agreement to service our indebtedness and to pay amounts due
RadioShack under the tax sharing agreement.  These obligations require a significant amount of cash.  Our business may not generate sufficient cash flows from operating activities.  In the last two fiscal years, our net cash flow from operations has declined from $25.9 million to $1.0 million.  Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future.  This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Lower net sales will generally reduce our cash flow.  In addition to servicing the payment of principal and interest on our indebtedness, we are obligated to make substantial payments to RadioShack under the tax sharing agreement.
The maximum payments to RadioShack for fiscal 2005, 2006 and 2007 are $20.2 million, $11.3 million and
$12.3 million, respectively.  The timing and payments to RadioShack are contingent on taxable income.  We currently estimate approximately $3.7 million will be paid in fiscal 2005.

         We cannot assure you that our future cash flow will be sufficient to meet our obligations and commitments.
If we are unable to generate sufficient cash flows from operating activities in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital.  We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.  In addition, our existing or future debt agreements and the tax sharing agreement may contain restrictive covenants prohibiting us from adopting any of these alternatives.  Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.  See "Management's
Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

         Due to our lower sales in fiscal 2003, we negotiated amendments to the financial covenants in our previous senior credit facility.  Without the amendments, we may have been in default under the facility.

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

         o        Reductions in retail sales could reduce our sales, especially if the reductions occur in the industries that we believe contribute to the growth of the ready-to-assemble furniture industry and could reduce our ability to pay our debts.  Most of our sales are to major retail chains.  If there is a reduction in the overall level of retail sales, our sales could also decline and our ability to pay our debts could be reduced.  We believe that retail sales of ready-to-assemble furniture increased from fiscal 1995 through fiscal 2000 in part because of an increase in sales of personal computers and home entertainment electronic equipment.  The slowdown in growth of sales of these products hurt our sales since fiscal 2001 through fiscal 2004 and could again lower sales in the future.

         o        Our payments to RadioShack under the tax sharing agreement could reduce our liquidity.
Because of the arbitration panel's ruling and the subsequent settlement agreement in the arbitration proceedings between RadioShack and O'Sullivan, our payments to RadioShack under the tax sharing agreement have increased substantially.  In fiscal 2002 we paid RadioShack $27.7 million, representing amounts due from November 1999 through June 2002.  In fiscal 2003 and 2004, we paid RadioShack $9.3 million and $2.0 million, respectively.  As of
June 30, 2004, the aggregate amount payable to RadioShack under the tax sharing agreement was approximately
$70.1 million.  The maximum amounts due RadioShack under the tax sharing agreement are $20.2 million,
$11.3 million and $12.3 million in fiscal 2005, 2006 and 2007, respectively.  The timing and payments to
RadioShack are contingent on taxable income.  The funds for these payments have come, and funds for future payments will continue to come, from O'Sullivan Industries.  We plan to fund these increased payment obligations from cash flows from operating activities, cash on hand, borrowing under our credit agreement or other sources of capital, if available.

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

         In fiscal 2004, market prices for particleboard, our largest-cost raw material,  increased about 40% to 50%, depending on thickness and origin.  Market prices for fiberboard increased about 30%.  We expect additional price increases in the first half of fiscal 2005, and perhaps beyond, as demand for particleboard has increased and suppliers have reduced capacity.  Because we utilize first-in, first-out accounting for our inventory, not all of the price increases are reflected in our cost of goods sold for fiscal 2004.  These price increases will reduce our operating margins and operating income for fiscal 2005 and perhaps beyond.

         We are endeavoring to reduce the impact of the price increases through our productivity programs and by the eventual inclusion of the higher costs in the pricing of our products.  We have negotiated higher prices for our products with our customers; these price increases were not fully effective in the fourth quarter of fiscal 2004.  In our productivity programs, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material price increases.

         o        Because we sell products to a small number of customers, our sales would be reduced if one of our major customers significantly reduced its purchases of our products or were unable to fulfill its financial obligations to us.  If this were to happen, our ability to pay our debts may be significantly affected.
Our sales are concentrated among a relatively small number of customers.  Any of our major customers can stop purchasing product from us or significantly reduce their purchases at any time.  During fiscal year 2004, our four largest customers, OfficeMax, Wal-Mart, Office Depot and Staples, accounted for approximately 58% of our gross sales.  We do not have long term contracts with any of our customers and our sales depend on our continuing ability to deliver attractive products at reasonable prices.  Reduced orders from some of our largest customers significantly reduced our sales in fiscal 2003 and 2004.  Further, Montgomery Ward closed all of its stores in fiscal 2001, Ames closed all of its stores in 2002 and Kmart closed approximately 600 stores during its reorganization under the United
States Bankruptcy Code in fiscal 2002 and 2003 and has announced plans to sell additional stores.  We cannot assure you that our other customers will not experience similar financial difficulties in the future.

         Further, in December 2003, Best Buy informed us that they would be reducing orders of particleboard furniture.  As a result, our sales to Best Buy declined significantly in the last half of fiscal 2004.  We expect sales to
Best Buy to continue at the lower level.  We hope to partially offset this loss by increasing sales to other customers, but we cannot assure you that this will occur.

         There can be no assurance that we will be able to maintain our current level of sales to our customers or that we will be able to sell our products to other customers on terms that will be favorable.  The loss of, or substantial decrease in the amount of purchases by, or a write-off of any significant receivables due from, any of our major customers would have a material adverse effect on our business, results of operations, liquidity and financial condition.

         At June 30, 2004, our largest five customer accounts receivable balances comprised approximately 65% of our net trade receivables balance.  The bankruptcy of a large customer, such as Kmart's bankruptcy in January 2002,

could cause us to increase our reserves for doubtful accounts substantially, reducing our operating income  and net income accordingly.

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

         o        Despite our current levels of debt, we may still incur more debt and increase the risks described above.  We may incur significant additional indebtedness in the future.  If we or our subsidiaries add new debt to our current debt levels, the related risks that we and they now face could intensify, making it less likely that we will be able to fulfill our obligations to holders of the O'Sullivan Industries senior subordinated notes or the
O'Sullivan Holdings note.  None of the agreements governing our indebtedness completely prohibits us or our subsidiaries from doing so.  Our credit agreement permits additional borrowings of up to $26.9 million at June 30,
2004, although about $14.0 million of this capacity was utilized by the issuance of letters of credit.  These additional borrowings would be senior to the O'Sullivan Industries senior subordinated notes and the O'Sullivan Holdings note.

         o        If we become bankrupt, the claims of holders of the O'Sullivan Industries senior secured notes and senior subordinated notes against us may be less than the face value of the notes due to original issue discount.  The O'Sullivan Industries senior secured notes and senior subordinated notes bear a discount from their stated principal amount at maturity.  If a bankruptcy case is commenced by or against O'Sullivan Industries under the U.S. Bankruptcy Code, the claim of a holder of the notes with respect to the principal amount thereof would likely be limited to an amount equal to the sum of (1) the initial offering price and (2) the portion of the original issue discount, or OID, that is not deemed to constitute "unmatured interest" for purposes of the U.S.
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

         o        The interests of our controlling stockholders may be in conflict with interests of the holders of our indebtedness.  This conflict could result in corporate decision making that involves disproportionate risks to the holders of our indebtedness, including our ability to service our debts or pay the principal amount of indebtedness when due.  BRS owns securities representing approximately 72.7% of the voting power of the outstanding common stock of O'Sullivan Holdings.  Pursuant to the stockholders agreement among O'Sullivan
Holdings, BRS and certain other of our stockholders, BRS has the right to appoint five directors to the board of directors of O'Sullivan Holdings.  As a result, directors appointed by BRS will be in a position to control all matters affecting us.  Such concentration of ownership may have the effect of preventing a change in control.  As a result,
BRS will continue to have the ability to elect and remove directors and determine the outcome of matters presented for approval by our stockholders.  In addition, there may be circumstances where the interests of BRS could be in conflict with the interests of the holders of our indebtedness.  For example, BRS may have an interest in pursuing transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of O'Sullivan's debt.  See Item 10, "Directors and Executive Officers of the Registrant,"
and Item 12, "Security Ownership of Certain Beneficial Owners and Management," in Part III of this report.

         o        If our key personnel were to leave, our success could be negatively affected and our ability to service our debts could be adversely affected.  Our continued success is dependent, to a certain extent, upon our ability to attract and retain qualified personnel in all areas of our business, including management positions and key sales positions, especially those positions servicing our major customers.  We do not have employment agreements with any of our officers or key personnel located in the United States other than with Messrs. Parker, Walters and
Orr and we do not carry key person life insurance on any of our employees.  We may not be able to keep existing personnel or be able to attract qualified new personnel.  Our inability to do so could have a negative effect on us as we may be unable to efficiently and effectively run our business without these key personnel.  See "Directors and
Executive Officers of the Registrant," Item 10 of Part III of this report.

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

         o        Our net sales are highly price sensitive, which can prevent us from passing cost increases to our customers.  Sales to mass retailers, which are among our primary customers, are highly price sensitive.  We set many product prices on an annual basis or for longer periods, but we typically purchase raw materials and components under purchase orders within periods of less than one year.  Accordingly, we often must set prices for many products before production costs have been firmly established, before we have complete knowledge of the costs of raw materials and components and sometimes before product development is complete.  After we have established prices, we generally have difficulty passing cost increases along to our customers, nor can we compete as effectively if we seek to pass such costs along.

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

         o        We may not have the ability to raise the funds necessary to finance a change of control offer required by our debt agreements.  Upon certain change of control events, we will be required to offer to repurchase all of the O'Sullivan Industries senior secured notes and senior subordinated notes, and O'Sullivan
Holdings may be required to repurchase its note upon a change of control of O'Sullivan Holdings.  If we do not have sufficient funds at the time of a change of control, we will not be able to make the required repurchase of these notes.  This could be because of cash flow difficulties or because of restrictions in our credit agreement and any future credit agreements that will not allow these repurchases.

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

Item 8.  Financial Statements and Supplementary Data.

         Immediately following are the report of the independent registered public accounting firm, the consolidated balance sheets of O'Sullivan Industries Holdings, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (deficit) for each of the three years in the period ended June 30, 2004, and the notes thereto.

                             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
O'Sullivan Industries Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of O'Sullivan Industries Holdings, Inc. and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the
Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on July 1, 2003 the Company adopted
SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

PricewaterhouseCoopers LLP
Kansas City, Missouri
September 27, 2004

                               O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)
                                                                                                 June 30,
                                                                                        ---------------------------
                                        Assets                                              2004           2003
                                                                                        ------------   ------------
Current assets:
    Cash and cash equivalents                                                         $        5,250 $        7,977
    Trade receivables, net of allowance for doubtful accounts
        of $2,144 and $2,978, respectively                                                    22,579         25,032
    Inventories, net                                                                          55,071         52,426
   Prepaid expenses and other current assets                                                   3,229          2,772
                                                                                        ------------   ------------
           Total current assets                                                               86,129         88,207

Property, plant and equipment, net                                                            61,683         71,867
Other assets                                                                                   8,462          9,226
Goodwill, net of accumulated amortization                                                     38,088         38,088
                                                                                        ------------   ------------
               Total assets                                                           $      194,362 $      207,388
                                                                                        ============   ============
                        Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                                                  $        8,199 $       10,006
    Current portion of long-term debt                                                              -          4,039
   Accrued advertising                                                                         9,422          9,493
    Accrued liabilities                                                                       15,237         12,043
    Payable to RadioShack                                                                      3,658          6,798
                                                                                        ------------   ------------
           Total current liabilities                                                          36,516         42,379

Long-term debt, less current portion                                                         220,279        209,405
Mandatorily redeemable senior preferred stock (Note 10)                                       26,258              -
Other liabilities                                                                              9,452          6,762
Payable to RadioShack                                                                         66,409         65,269
                                                                                        ------------   ------------
               Total liabilities                                                             358,914        323,815

Commitments and contingent liabilities (Notes 3, 12, 17 and 18)

Mandatorily redeemable senior preferred stock (Note 10)                                            -         21,933

Stockholders' deficit:
    Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
        none issued                                                                                -              -
    Junior preferred stock, Series B, $0.01 par value; at liquidation value including
        accumulated dividends; 1,000,000 shares authorized; 529,009.33 issued                 98,097         85,682
    Junior preferred stock, Series C, $0.01 par value, 50,000 shares authorized, none
        issued                                                                                     -              -
    Class A common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000
        issued                                                                                    14             14
    Class B common stock, $0.01 par value; 1,000,000 shares authorized, none issued                -              -
    Additional paid-in capital                                                                13,053         13,053
    Retained deficit                                                                        (276,910)      (237,062)
    Notes receivable from employees                                                             (367)          (343)
    Accumulated other comprehensive income                                                     1,561            296
           Total stockholders' deficit                                                      (164,552)      (138,360)
                                                                                        ------------   ------------
               Total liabilities and stockholders' deficit                            $      194,362 $      207,388
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
                                                                                        ============   ============

                             O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (in thousands)
                                                                              For the year ended June 30,
                                                                        ----------------------------------------
                                                                            2004          2003          2002
                                                                        ------------- ------------  ------------
Net sales                                                              $      268,829$     289,152$      349,098
Cost of sales                                                                 213,989      214,977       254,662
                                                                        ------------- ------------  ------------

Gross profit                                                                   54,840       74,175        94,436

Operating expenses:
    Selling, marketing and administrative                                      46,138       45,834        54,584
    Restructuring charge                                                            -        2,049             -
    Casualty gain                                                                (490)           -             -
                                                                        ------------- ------------  ------------
Total operating expenses                                                       45,648       47,883        54,584
                                                                        ------------- ------------  ------------

Operating income                                                                9,192       26,292        39,852
Other income (expense):
    Interest expense                                                          (34,011)     (24,552)      (28,322)
    Interest income                                                                64          266           395
    Other financing costs, net                                                 (2,678)        (445)         (204)
                                                                        ------------- ------------  ------------

Income (loss) before income tax provision                                     (27,433)       1,561        11,721
Income tax provision                                                                -            -       100,927
                                                                        ------------- ------------  ------------

Net income (loss)                                                             (27,433)       1,561       (89,206)
Dividends and accretion on preferred stock                                    (12,415)     (14,457)      (12,490)
                                                                        ------------- ------------  ------------

Net loss attributable to common stockholders                           $      (39,848$     (12,896$     (101,696)
                                                                        ============= ============  ============

            The accompanying notes are an integral part of these consolidated financial statements.

                               O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (in thousands)   For the year ended June 30,
                                                                          -----------------------------------------
                                                                              2004          2003           2002
                                                                          ------------  ------------   ------------
Cash flows provided (used) in operating activities:
    Net income (loss)                                                   $      (27,433$        1,561 $      (89,206)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                           12,754        13,621         14,530
        Amortization of debt issuance costs                                      1,680         1,610          1,610
        Amortization of debt discount and accrued interest on                    4,111         3,134          2,775
           O'Sullivan Holdings note
        Interest and accretion on senior preferred stock                         4,326             -              -
        Interest rate collar                                                         -        (2,091)            (5)
        Bad debt expense (recovery)                                                (20)          735          1,460
        Gain on disposal of assets                                                  99           154            991
        Impairment of long-lived assets                                              -           540              -
        Deferred income taxes                                                        -             -        100,562
        Debt extinguishment costs, net                                           2,678             -              -
        Accrual of special payment on options to purchase Series A
           junior preferred stock                                                1,420         1,240          1,083
    Changes in assets and liabilities:
        Trade receivables                                                        2,473        11,268         14,075
        Inventories                                                             (2,645)          (29)        (3,859)
        Other assets                                                              (457)           (6)           465
        Payable to RadioShack                                                   (2,000)       (9,307)       (27,694)
        Accounts payable and accrued liabilities                                 4,043        (7,690)         9,110
                                                                          ------------  ---------------------------
Net cash flows provided by operating activities                                  1,029        14,740         25,897
                                                                          ------------  ---------------------------

Cash flows provided (used) by investing activities:
    Capital expenditures                                                        (2,459)       (5,081)        (8,644)
    Proceeds from sale of manufacturing facility                                     -         6,788              -
                                                                          ------------  ------------   ------------
Net cash flows provided (used) by investing activities                          (2,459)        1,707         (8,644)

Cash flows provided (used) for financing activities:
    Employee loans                                                                   -            18              8
    Proceeds from borrowings                                                    99,000             -              -
    Repayment of borrowings                                                    (96,265)      (24,265)        (8,544)
    Debt issuance costs                                                         (4,032)            -              -
                                                                          ------------  ------------   ------------
Net cash flows used for financing activities                                    (1,297)      (24,247)        (8,536)

Net increase (decrease) in cash and cash equivalents                            (2,727)       (7,800)         8,717
Cash and cash equivalents, beginning of year                                     7,977        15,777          7,060
                                                                          ------------  ---------------------------
Cash and cash equivalents, end of year                                  $        5,250$        7,977 $       15,777
                                                                          ============  ===========================
Supplemental cash flow information:
    Interest paid                                                       $       20,530$       21,638 $       24,915
    Income taxes paid                                                                -             -             76
Non-cash investing and financing activities:
    Dividends accrued but not paid                                              12,415        14,961         13,136
    Capital expenditures included in accounts payable                               93           215            288

              The accompanying notes are an integral part of these consolidated financial statements.

                                                        O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                                           (in thousands)
                                                                                        dditional    etained      Notes       Accumu     Total stock-    omprehensive
                                                                                         paid-in     arnings    eceivable    ated othe   olders' equit   ncome (loss)
                                                                                         capital     deficit)     from        compre      (deficit)
                                                                                                    R           employees    hensive
                                                 Series B junior                                    e                         income                    C
                                                 preferred stock     Common stock      A            (          r            l (loss)  r h             y i
                                                ----------------- -------------------  -----------  ---------  -----------  ----------  --------------  -------------
                                                Shares   Dollars   Shares    Dollars
                                                ------  --------- --------  ---------  -----------  ---------  -----------  ----------  --------------  -------------
Balance, June 30, 2001                             529$    65,366    1,368$        14$      13,053$  (122,470$        (322$       (336$        (44,695)
      Net loss                                                                                        (89,206)                                 (89,206$       (89,206)
      Cumulative translation adjustments                                                                                            31              31             31
      Loans to employees-interest income                                                                               (24)                        (24)
      Repayment of employee loans                                                                                        9                           9
      Dividends and accretion on senior preferred stock                                                (3,018)                                  (3,018)
      Dividends and accretion on junior preferred stock     9,472                                      (9,472)
                                                ------  --------- --------  ---------  -----------  ---------  -----------  ----------  --------------  -------------
Balance, June 30, 2002                             529$    74,838    1,368$        14$      13,053$  (224,166$        (337$       (305$       (136,903$       (89,175)
                                                                                                                                                        =============
      Net income                                                                                        1,561                                    1,561$         1,561
      Cumulative translation adjustments                                                                                           601             601            601
      Loans to employees-interest income                                                                               (24)                        (24)
      Repayment of employee loans                                                                                       18                          18
      Dividends and accretion on senior preferred stock                                                (3,613)                                  (3,613)
      Dividends and accretion on junior preferred stock    10,844                                     (10,844)
                                                ------  --------- --------  ---------  -----------  ---------  -----------  ----------  --------------  -------------
Balance, June 30, 2003                             529$    85,682    1,368$        14$      13,053$  (237,062$        (343$        296$       (138,360$         2,162
                                                                                                                                                        =============
      Net loss                                                                                        (27,433)                                 (27,433$       (27,433)
      Cumulative translation adjustments                                                                                         1,265           1,265          1,265
      Loans to employees-interest income                                                                               (24)                        (24)
      Dividends and accretion on junior preferred stock    12,415                                     (12,415)
                                                ------  --------- --------  ---------  -----------  ---------  -----------  ----------  --------------  -------------
Balance, June 30, 2004                             529$    98,097    1,368$        14$      13,053$  (276,910$        (367$      1,561$       (164,552$       (26,168)
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

         Use of Estimates:  O'Sullivan's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires O'Sullivan to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements.  On an on-going basis, O'Sullivan evaluates its estimates, including those related to customer programs and incentives, uncollectible receivables, sales returns and warranty reserves, inventory valuation, restructuring costs, intangible assets, certain accrued liabilities, deferred taxes, and contingencies and litigation, among others.
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

         Business and Credit Risk Concentrations:  The largest five customer accounts receivable balances accounted for approximately 65% and 62% of the trade receivable balance at June 30, 2004 and 2003, respectively.
Credit is extended to customers based on evaluation of the customer's financial condition, generally without requiring collateral.  Exposure to losses on receivables is dependent on each customer's financial condition.
Therefore, O'Sullivan would be exposed to a large loss if one of its major customers were not able to fulfill its financial obligations.  From time to time, O'Sullivan maintains certain limited credit insurance which may help reduce, but not eliminate, exposure to potential credit losses.  In addition, O'Sullivan monitors its exposure for credit losses and maintains allowances for anticipated losses.  O'Sullivan determines its allowance by performing a monthly aging analysis of customer receivables.  All past due amounts greater than 60 days and over a specified dollar amount are reviewed individually for collectibility.  Account balances are charged off against the allowance when O'Sullivan determines the receivable will not be recovered.

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

         Shipping and Handling:  O'Sullivan reports amounts billed to customers as revenue, the cost of warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in fiscal 2004, 2003 and
2002 were approximately $7.4 million, $6.3 million and $9.7 million, respectively.

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

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

         Intangible Assets:   Included in non-current other assets is a non-competition agreement with a former
O'Sullivan executive.  This intangible asset is being amortized on a straight-line basis over the life of the agreement.
At June 30, 2004 and 2003, the cost of this intangible asset was approximately $1.9 million, and accumulated amortization at June 30, 2004 and 2003 was approximately $1.3 million and approximately $1.0 million, respectively.  Amortization expense for this agreement is estimated to be approximately $300,000 per year in fiscal
2005 and fiscal 2006.

         Goodwill:  O'Sullivan assesses goodwill annually for impairment by applying a fair-value-based test, using the enterprise as the reporting unit.  If the book value of the reporting unit is below the fair value of the reporting unit, there is no impairment loss.  O'Sullivan discontinued amortizing goodwill in connection with the adoption of
Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on July 1,
2001.  Accumulated amortization at June 30, 2004 and 2003 approximated $29.8 million.

         Fair Value of Financial Instruments:  The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate.  Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values due primarily to the short-term nature of their maturities.

         Advertising Costs:  Advertising costs are expensed as incurred.  Advertising expense is included in selling, marketing and administrative expense and amounted to $7.2 million, $7.5 million and $7.0 million in fiscal 2004,
2003 and 2002, respectively.  Customer promotional payments are classified as a reduction of revenue.

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

         Significant Fourth Quarter Adjustments:  Note 4 describes the $2.0 million restructuring charge recorded by O'Sullivan in the fourth quarter of fiscal 2003.  In the fourth quarter of fiscal 2004, O'Sullivan increased its inventory reserve by approximately $1.0 million to bring its recorded inventory balance more in line with current market conditions.  In November 2003 a fire destroyed certain of O'Sullivan's manufacturing equipment.  O'Sullivan recorded a $250,000 casualty loss during the second quarter of fiscal 2004 and recorded a $740,000 casualty gain during the fourth quarter of fiscal 2004 when the insurance recoveries were realized.  All proceeds from the insurance company have been received.

         Accounting for Stock-Based Compensation:  O'Sullivan accounts for stock based compensation pursuant to the intrinsic value based method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued
to Employees.  O'Sullivan has made pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123, Accounting for Stock-Based Compensation, had been applied.  See also Note 13.

         No stock-based compensation cost is included in net income (loss), as all historical options granted had an exercise price equal to the market value of the stock on the date of the grant.  The following tables present the effect on net income (loss) had compensation cost for the company's stock plans been determined consistent with
SFAS 123.

                                                                                For the year ended June 30,
                                                                             ----------------------------------
                                                                                2004        2003        2002
                                                                             ----------  ----------  ----------
                                                                                       (in thousands)
                                                                                         ----------  ----------
Net income (loss) as reported                                              $   (27,433)$      1,561$   (89,206)
Less: total stock-based compensation expense determined under fair
     value method for all stock options, net of related income tax benefit          (2)         (7)         (5)
                                                                             ----------  ----------  ----------

Pro forma net income (loss)                                                $   (27,435)$      1,554$   (89,211)
                                                                             ==========  ==========  ==========

         The fair value of each option on the date of the grant is estimated using the Black-Scholes option-pricing model based upon the following weighted average assumptions:

                                                                       2004             2003           2002
                                                                 ----------------  ---------------  -----------

                                                                                   ---------------  -----------
Risk-free interest rate                                            None granted     None granted              4.35%
Dividend yield                                                                                         None
Volatility factor                                                                                             0.1%
Weighted average expected life (years)                                                                        5.0

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

         Comprehensive Income:  Other comprehensive income consists of foreign currency translation adjustments from O'Sullivan's operations in Canada, the United Kingdom, and Australia.  The tax benefit (expense) related to other comprehensive income (loss) approximated $0, $0 and ($10,000) for the years ended June 30, 2004, 2003 and
2002, respectively.

         New Accounting Standards:  In May 2003, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.
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

         Also in accordance with SFAS 150, dividends on mandatorily redeemable financial instruments are now accounted for as interest expense on the consolidated statement of operations instead of as dividends and accretion on preferred stock.  Interest expense for the senior preferred stock was approximately $4.3 million during fiscal
2004.  Adoption of SFAS 150 did not affect O'Sullivan's cash payments or liquidity.  See further discussion of the senior preferred stock in Note 10.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("FIN 46").  FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary.  FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity.  In December 2003, the FASB issued Interpretation No. 46(R)
("FIN 46(R)") which superceded FIN 46.  FIN 46(R) is effective for all Special Purpose Entities ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003.
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

         Liquidity:  O'Sullivan has a stockholders' deficit of approximately $165 million as of June 30, 2004, incurred a net loss of $27.4 million for the year ended  June 30, 2004 and expects to incur a loss during the year ending June 30, 2005.  O'Sullivan's net sales have declined each of the past four years.  O'Sullivan's sales and operating results during 2004 were impacted by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, and higher raw material costs, principally particleboard and fiberboard.

         O'Sullivan has recently added several new key members to its executive management team.  The new executive management team is in the process of evaluating O'Sullivan's strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  O'Sullivan refinanced its previous senior credit facility on September 29, 2003.  As a result of the refinancing, O'Sullivan has
no principal payments on debt due until October 2008.   In connection with the refinancing, O'Sullivan entered into a five year $40 million revolving credit agreement (discussed further in Note 9).  Borrowing availability under the credit agreement is subject to, among other things, a borrowing base determined by qualified inventory and accounts receivable levels, and is further reduced by outstanding letters of credit.  O'Sullivan expects borrowing availability under the credit agreement to approximate $10 million to $15 million, after the effect of outstanding letters of credit ($14.0 million at June 30, 2004), from October 2004 through the end of fiscal 2005.  Decreased demand for O'Sullivan products, as well as efforts to reduce working capital requirements, could negatively affect levels of inventory and accounts receivable and the availability of borrowings under the credit agreement.

         O'Sullivan management believes that cash on hand, net cash to be generated from operations, and forecasted availability under the credit agreement will be sufficient to meet O'Sullivan's cash needs for the next twelve months.  O'Sullivan was in compliance with its debt covenants at June 30, 2004 and expects to remain in compliance with these covenants during the next twelve months.  In the event that revenues are significantly below fiscal year 2005 forecasted revenues, O'Sullivan believes it has the ability to reduce or delay discretionary expenditures, including capital purchases, and further reduce operating costs and expenses so that it will have sufficient cash resources through the next twelve months.  However, there can be no assurance that O'Sullivan will be able to adjust its costs in sufficient time to respond to revenue shortfalls, should that occur.

Note 3--Accounting for Tax Sharing Agreement with RadioShack.

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

         The increased tax basis of O'Sullivan's assets results in increased tax deductions and, accordingly, reduced its taxable income or increased its net operating loss.  Under the tax sharing agreement, O'Sullivan is contractually obligated to pay RadioShack nearly all of the federal tax benefit expected to be realized with respect to such additional basis.  The payments under the agreement represent additional consideration for the stock of O'Sullivan
Industries and further increase the tax basis of its assets from the 1994 initial public offering when payments are made to RadioShack.  Accordingly, O'Sullivan recorded the deferred tax asset created by the step-up in tax basis and the additional tax basis from the probable future payments to RadioShack.  The deferred tax asset had a balance of $69.4 million and $72.1 million at June 30, 2004 and 2003, respectively.

         Additionally, O'Sullivan recorded the remaining maximum obligation to RadioShack pursuant to the tax sharing agreement.  The remaining maximum obligation to RadioShack was $70.1 million and $72.1 million at
June 30, 2004 and 2003, respectively.  Future payments to RadioShack are contingent upon achieving consolidated taxable income calculated on the basis of the tax sharing agreement.

Note 4 - Restructuring Charges.

         In the fourth quarter of fiscal 2003, O'Sullivan determined to reduce its operations at its South Boston,
Virginia facility to one shift.  As a result, O'Sullivan reduced its workforce by about 200 people in Virginia.
O'Sullivan also reduced its corporate staff in Lamar, Missouri by about 40 people, or about 15%.  In connection with these reductions, O'Sullivan incurred severance costs of approximately $1.5 million, which it recorded as a restructuring charge in the fourth quarter of fiscal 2003.  Substantially all of the severance had been paid by June
30, 2004.

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

Note 5 - Derivative Financial Instruments.

         As required under its previous senior credit facility (refinanced on September 29, 2003 - See Note 9),
O'Sullivan hedged one-half of its term loans with an initial notional amount of $67.5 million with a three-year, costless interest rate collar.  The collar, which expired in March 2003, was based on three-month LIBOR with a floor of 6.43% and a ceiling of 8.75%.  O'Sullivan recorded additional (reduced) interest expense of $(2.1 million)
and $(5,000) for fiscal 2003 and 2002, respectively.  These amounts represent the changes in fair value of the interest rate collar.

Note 6 - Inventory.

Inventory consists of the following:

                                              June 30,
                                      ------------------------
                                         2004         2003
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Finished goods                      $      36,645$      37,744
Work in process                             4,817        3,923
Raw materials                              13,609       10,759
                                      -----------  -----------
                                    $      55,071$      52,426
                                      ===========  ===========
Note 7 - Property, Plant and Equipment.

Property, plant and equipment consists of the following:

                                              June 30,
                                      ------------------------
                                         2004         2003
                                      -----------  -----------
                                           (in thousands)
                                                   -----------
Land                                $         723$         723
Buildings and improvements                 34,689       34,660
Machinery and equipment                   136,983      137,856
Construction in progress                      310          220
                                      -----------  -----------
                                          172,705      173,459
Less: accumulated depreciation           (111,022)    (101,592)
                                      -----------  -----------
                                     $     61,683$      71,867
                                      ===========  ===========

         Depreciation expense was $12.4 million, $13.3 million and $14.2 million for fiscal 2004, 2003 and 2002, respectively, of which $10.6 million, $11.4 million and $12.1 million, respectively, was included in cost of sales.

Note 8 - Accrued Liabilities.

Accrued liabilities consists of the following:

                                            June 30,
                                      --------------------
                                        2004       2003
                                      ---------  ---------
                                         (in thousands)
                                                 ---------
Accrued employee compensation       $     6,515$     6,302
Accrued interest                          7,684      3,170
Accrued termination benefits                  -      1,509
Other current liabilities                 1,038      1,062
                                      ---------  ---------
                                    $    15,237$    12,043
                                      =========  =========

Note 9 - Long-Term Debt and Other Borrowing Arrangements.

Long-term debt consists of the following:

                                                        June 30,
                                                ------------------------
                                                       2004     2003
                                                -----------  -----------
                                                     (in thousands)
                                                             -----------
Senior term loan, tranche A                   $           -$      10,593
Senior term loan, tranche B                               -       77,673
Industrial revenue bonds                             10,000       10,000
Senior secured notes                                 95,574            -
Senior subordinated notes                            92,246       95,743
O'Sullivan Holdings note                             22,459       19,435
                                                -----------  -----------
Total debt                                          220,279      213,444
Less current portion                                      -       (4,039)
                                                -----------  -----------
Total long-term debt                          $     220,279$     209,405
                                                ===========  ===========

         Total debt, including the discount, net of accretion, of $4.4 million on the senior secured notes, $3.8 million on the senior subordinated notes and $2.5 million on the O'Sullivan Holdings note, matures as follows (in thousands):

Fiscal year        Maturities
2005            $           -
2006                        -
2007                        -
2008                        -
2009                  110,000
Thereafter            120,984
                  -----------
                $     230,984
                  ===========

         Senior Credit Facility.  Until September 29, 2003, O'Sullivan Industries was the obligor under a senior credit facility totaling $175.0 million.  O'Sullivan Industries entered into an agreement for the senior credit facility on November 30, 1999.  The senior credit facility consisted of the following:

    o    Senior term loan, tranche A - $35.0 million term loan facility payable in 23 quarterly installments beginning March 31, 2000.  The outstanding balance was $10.6 million at June 30, 2003.

    o    Senior term loan, tranche B - $100.0 million term loan facility payable in 26 quarterly installments beginning March 31, 2001.  The balance of these loans $77.7 million at June 30, 2003.

    o    Revolving credit facility - $30.0 million ($40.0 million before an amendment effective June 30, 2003)
         revolving credit facility due November 30, 2005, which included a $15.0 million letter of credit subfacility and a $5.0 million swing line subfacility.  At June 30, 2003, O'Sullivan had no borrowings outstanding on the revolving credit facility and approximately $13.5 million of letters of credit outstanding.

         Interest rates on borrowings under the senior credit facility were either a LIBOR rate plus a margin or a base rate plus a margin.  A fee equal to 0.5% per annum was paid on the unused commitment under the credit agreement.  At June 30, 2003, the interest rate on loans under the senior credit facility was increased  to a Eurodollar rate plus 4.75% or prime plus 3.75% for revolving credit and tranche A term loans and a Eurodollar rate plus 5.25%
or a base rate plus 4.25% for tranche B term loans.  On June 30, 2003, the interest rate for tranche A loans was
6.1%.  The interest rate for tranche B loans was 6.6%.  In addition, O'Sullivan paid additional interest of 2.0% on the outstanding balance of the tranche B loans on when the loans were repaid.

         O'Sullivan Industries' obligations under the senior credit facility were secured by first priority liens and security interests in the stock of O'Sullivan Industries, O'Sullivan Industries - Virginia and O'Sullivan Furniture
Factory Outlet, Inc. and substantially all of the assets of O'Sullivan Industries, O'Sullivan Industries - Virginia and
O'Sullivan Furniture Factory Outlet, Inc.  The senior credit facility and notes were subject to certain financial and operational covenants and other restrictions.  The senior credit facility was amended three times after its
November 30, 1999 execution date.  The first two amendments modified the existing financial covenants and increased interest rates.  The last amendment on June 30, 2003 lowered the revolver commitment, waived certain covenants and increased the interest rates.  At June 30, 2003, O'Sullivan was in compliance with the amended debt covenants.

         Refinancing.  On September 29, 2003, O'Sullivan Industries issued $100.0 million of privately placed,
10.63% senior secured notes maturing on October 1, 2008.  The notes were issued at a price of 95% providing $95.0 million in cash proceeds before approximately $3.8 million of expenses related to the issuance.  The proceeds were used to repay the term loans under O'Sullivan's senior credit facility.  The notes are secured by a first-priority security interest in and lien on substantially all of O'Sullivan's assets (and on O'Sullivan Industries' capital stock)
other than accounts receivable, inventory, capital stock of O'Sullivan Industries' subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.
The notes are guaranteed by O'Sullivan Holdings, O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory
Outlet, Inc.  Pursuant to a registration rights agreement, we filed a registration statement with the Securities and
Exchange Commission with respect to an offer to exchange the notes for a new issue of identical notes registered under the Securities Act of 1933, as amended, in December 2003.  The registration statement became effective on
January 8, 2004, and the exchange offer closed on February 25, 2004.  Interest is payable on these notes semi-
annually in January and July.

         On September 29, 2003, O'Sullivan Industries, O'Sullivan - Virginia and O'Sullivan Furniture Factory
Outlet, Inc. also entered into a new asset-based credit agreement which permits revolving borrowings of up to $40.0 million to the extent of availability under a collateral borrowing base.  The credit agreement has a $25.0 million sub-limit for letters of credit, of which O'Sullivan was currently utilizing $14.0 million at June 30, 2004.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of O'Sullivan's accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of O'Sullivan's assets other than accounts receivable, inventory, capital stock of O'Sullivan Industries and its subsidiaries, deposit accounts, certain books and records and certain licenses.  O'Sullivan guaranteed the obligations under the credit agreement.  O'Sullivan was in compliance with the debt covenants contained in the credit agreement at June 30, 2004. The interest rate on loans under the credit agreement is a LIBOR rate plus 2.5% or an index rate plus 1.0%.  A fee equal to 0.5% per annum is paid on the unused commitment under the credit agreement.  O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory
Outlet, Inc. are also parties to the credit agreement.  No loans were outstanding under the credit agreement as of
June 30, 2004.

         In connection with the execution and delivery of the credit agreement, O'Sullivan entered into a lockbox agreement with the agent under the agreement.  Pursuant to the agreement, O'Sullivan granted the agent a security interest in the cash deposited, or received in the future, in the account.  Under the terms of the lockbox agreement, the agent has control over the accounts and amounts deposited therein.  Because of the nature of the lockbox arrangement and other provisions of the credit agreement, accounting principles require any borrowings under the credit agreement to be classified as short term even though the term of the credit agreement does not expire until
September 2008.

         In connection with the repayment of the term loans and the termination of the revolving credit facility under the senior credit facility, O'Sullivan expensed approximately $2.3 million of unamortized issuance costs related to the facility in the first quarter of fiscal 2004.

         Industrial Revenue Bonds.  O'Sullivan Industries - Virginia is obligor on $10.0 million of variable rate industrial revenue bonds ("IRB's") that mature on October 1, 2008.  Interest on the IRB's is paid monthly.  The loan is secured by a $10.2 million standby letter of credit under the credit agreement.  At June 30, 2004 the interest rate on these bonds was about 1.25%.  A letter of credit provides liquidity and credit support for the IRB's; the cost of the letter of credit was an additional 3.5% at June 30, 2004.

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

         During fiscal 2004, O'Sullivan repurchased $4.0 million of these notes.  O'Sullivan realized a gain from this transaction of $616,000 which is net of original issue discount and other capitalized loan fees that were expensed.  This gain is presented in other financing costs, net, on the 2004 statement of operations.

         O'Sullivan Holdings note.  The $25.0 million note issued by O'Sullivan bears interest at the rate of 12.0%
per annum, compounding semiannually, and principal and interest are due in 2009.  In connection with this note,
O'Sullivan issued warrants to purchase 93,273 shares of O'Sullivan common stock at an exercise price of $0.01 per share and 39,273 shares of O'Sullivan Series B junior preferred stock at an exercise price of $0.01 per share.  The note was recorded net of discount of $3.5 million, which represents the estimated fair value of the warrants.

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

         The credit agreement, senior secured notes, senior subordinated notes and the O'Sullivan Holdings note contain covenants that restrict O'Sullivan's ability, among others, to incur additional indebtedness; create certain liens and security interests; make certain investments; create certain or be liable with respect to certain contingent obligations; pay dividends and make certain distributions; modify the certificate of incorporation or by-laws of
O'Sullivan Industries or its subsidiaries; issue common and preferred stock of subsidiaries; repurchase stock; enter into transactions with affiliates; enter into sale and leaseback transactions; merge or consolidate; enter into certain new types of business; and transfer and sell assets other than in the ordinary course of business.  Other covenants require O'Sullivan to comply with applicable laws, including applicable environmental laws and permit requirements, and contractual obligations; maintain insurance; maintain its existence; maintain its properties; and
provide certain financial and other information to the note holder, trustee or agent, as applicable.  In connection with the hiring of a new management team for O'Sullivan in fiscal 2004 and the issuance of equity securities to them,
O'Sullivan obtained an amendment to the credit agreement changing the minimum percentage of our equity required to be held by Bruckmann, Rosser, Sherrill & Co. II, L.P. ("BRS") and consenting to the amendment of O'Sullivan's certificate of incorporation to create a new series of preferred stock and to increase the amount of shares it is authorized to issue.  O'Sullivan was in compliance with all debt covenants at June 30, 2004.

         At June 30, 2004, the estimated fair value of the senior secured notes and the senior subordinated notes was approximately 85% and 48.5% of their principal amount, respectively.  The estimated fair value of the O'Sullivan
Holdings note and the industrial revenue bonds approximated their respective book values at June 30, 2004.

Note 10 - Mandatorily Redeemable Preferred Stock.

         As part of the 1999 recapitalization and merger, O'Sullivan issued 16,431,050 shares of senior preferred stock, par value $0.01 per share, to the stockholders of O'Sullivan as partial consideration for their shares of common stock.  The senior preferred stock has a liquidation preference of $1.50 per share.  Dividends accrue at a rate of 12% per annum, compounding semiannually if unpaid.  The liquidation value plus accumulated dividends on
June 30, 2004  and 2003 was $42.1 million and $37.4 million, respectively.  O'Sullivan may, at its option, redeem the stock at any time.  O'Sullivan is required to redeem the outstanding shares of stock if an unaffiliated third party acquires more than 50% of O'Sullivan's outstanding common stock.  O'Sullivan is required to redeem the stock if outstanding on November 30, 2011 at a price equal to the initial liquidation value plus unpaid dividends accruing on a daily basis at the rate of 12% per year.  The mandatorily redeemable senior preferred stock is recorded at its present value of  $26.3 million and $21.9 million, including accrued interest and accretion, at June 30, 2004 and
2003, respectively.

         The carrying amount of the senior preferred stock is being accreted over time for accumulated dividends and liquidation value.

Note 11 - Common and Junior Preferred Stock.

         O'Sullivan's securities included in the equity section of its balance sheet consist of three series of junior preferred stock and two classes of common stock as described below and in Note 13.

         As part of the 1999 recapitalization and merger, O'Sullivan issued 515,681.33 shares of Series B junior preferred stock, par value $0.01 per share, to BRS and the management participants in the recapitalization and merger.  Consideration paid for these consisted of cash and shares of O'Sullivan common stock.  In fiscal 2001,
13,328 shares of Series B junior preferred stock were issued pursuant to the exercise of warrants, increasing junior preferred stock by $1.3 million and decreasing additional paid-in capital by the same amount.  Dividends accrue at a rate of 14% per annum, compounding semiannually if unpaid.  The liquidation value plus accumulated dividends on
June 30, 2004 and 2003 was $98.1 million and $85.7 million, respectively, which is the carrying amount for the stock on the accompanying balance sheets.  The junior preferred stock may be redeemed by O'Sullivan at any time, but there is no mandatory redemption date for the Series B junior preferred stock.

         In connection with the hiring of new management, O'Sullivan amended its certificate of incorporation in
May 2004 to authorize the issuance of 50,000 shares of a new Series C junior preferred stock and 1.0 million shares of a new Class B non-voting common stock.  O'Sullivan entered into executive stock agreements with new executives in the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005.  An aggregate of 50,000 shares of
Series C junior preferred stock, 384,085 shares of Series B junior preferred stock and 701,422 shares of Class B common stock were issued to the executives in the first quarter of fiscal 2005.

         The Series C junior preferred stock has a liquidation value of $100.00 per share; no dividends accrue on this series of stock.  The Series C junior preferred stock may be redeemed by O'Sullivan at any time, but there is no mandatory redemption date for the Series C junior preferred stock.

         The Class B common stock is identical in rights to O'Sullivan's previously outstanding common stock, now designated as Class A common stock, except that the Class B common stock has no voting rights, except as otherwise required by applicable law.

Note 12 - Income Taxes.

         The income tax provision consists of the following:

                                                                                For the year ended June 30,
                                                                             ----------------------------------
                                                                                2004        2003        2002
                                                                             ----------  ----------  ----------
Current:                                                                               (in thousands)
                                                                                         ----------  ----------
    Federal                                                                 $         - $         - $        45
    State                                                                             -           -         320
                                                                             ----------  ----------  ----------
                                                                                      -           -         365
Deferred                                                                              -           -     100,562
                                                                             ----------  ----------  ----------
                                                                            $         - $         - $   100,927
                                                                             ==========  ==========  ==========

The following table reconciles O'Sullivan's federal corporate statutory rate and its effective income tax rate:

                                                                                  For the year ended June 30,
                                                                             --------------------------------------
                                                                                2004         2003          2002
                                                                             -----------  ----------    -----------
Statutory rate                                                                        35.0%       35.0%          35.0%
State income taxes, net of federal benefit                                             -           -              1.6
Valuation allowance                                                                  (35.0)      (35.0)         823.3
Other, net                                                                             -           -              1.2
                                                                             -----------  ----------    -----------
Effective tax rate                                                                     0.0%        0.0%         861.1%
                                                                             ===========  ==========    ===========

Deferred tax assets and liabilities consist of the following:

                                                                                                 June 30,
                                                                                        ---------------------------
                                                                                           2004            2003
                                                                                        -----------     -----------
                                                                                              (in thousands)
                                                                                                        -----------
Deferred tax assets:
Allowance for doubtful accounts                                                     $           793 $         1,102
Insurance liabilities                                                                           410             370
Accrued compensation                                                                          4,489           3,498
Inventories                                                                                   1,170           1,561
Other                                                                                           189             400
Section 338 deductions for future periods and unpaid liability to RadioShack                 69,392          72,067
Net operating loss carryforwards                                                             48,506          30,604
                                                                                        -----------     -----------
Subtotal                                                                                    124,949         109,602
Valuation allowance                                                                        (113,576)        (97,554)
                                                                                        -----------     -----------
Total deferred tax assets                                                                    11,373          12,048
                                                                                        -----------     -----------

Deferred tax liabilities:
Depreciation and amortization                                                               (11,373)        (12,048)
                                                                                        -----------     -----------
      Net deferred tax asset                                                        $             - $             -
                                                                                        ===========     ===========

         During the year ended June 30, 2002, O'Sullivan recorded a full valuation allowance of $97.4 million against its net deferred tax assets because it was unable to determine, based on objective evidence, that it was more likely than not that O'Sullivan would be able to utilize its net operating losses prior to their expiration.  If at a future date O'Sullivan determines that some or all of the deferred tax asset will more likely than not be realized, O'Sullivan will reverse the appropriate portion of the valuation allowance and credit income tax expense.

         Because of the current tax benefits associated with the Section 338 election and because of the valuation allowance recorded in the fiscal year ended June 30, 2002, O'Sullivan recorded no tax expense in the two years ended June 30, 2004.  See Note 3 for a discussion of O'Sullivan's accounting with respect to the tax sharing agreement between RadioShack Corporation and O'Sullivan.

Note 13 - Stock Options.

         In January 2000, O'Sullivan adopted its 2000 Common Stock Option Plan.  Pursuant to this plan,
O'Sullivan may issue up to 81,818 shares of O'Sullivan Class A common stock to employees of O'Sullivan.  The exercise price for shares issued under the plan is equal to the fair market value on the date of grant.  Options issued pursuant to the plan will vest in five annual installments if certain performance targets are met; otherwise, the options will vest in seven years from their date of grant or one day prior to their expiration.  On June 19, 2000, the compensation committee granted options to purchase 75,800 shares of common stock at an exercise price of $1.90 per share, which was the estimated fair value of the underlying common stock at the date of grant.  The expiration date of these options is November 30, 2009.  Twenty percent of these options were exercisable at June 30, 2004.

         In November 2001, O'Sullivan adopted its 2001 Director Common Stock Option Plan.  Pursuant to this plan, O'Sullivan may issue up to 15,000 shares of O'Sullivan Class A common stock to O'Sullivan directors who are not employees of, or consultants to, O'Sullivan or BRS or any affiliate of BRS.  The exercise price for shares issued under the plan is equal to the fair market value on the date of grant.  Options issued pursuant to the plan will vest in three equal annual installments.  On November 15, 2001, the Board granted options to purchase 6,000 shares of common stock at an exercise price of $1.90 per share, which was the estimated fair value of the underlying common stock at the date of grant.  The options were cancelled in June 2004 with the resignation of the option holder.

                              Summary of Class A Common Stock Option Transactions
                                          (share amounts in thousands)
                                         June 30, 2004            June 30, 2003              June 30, 2002
                                    ------------------------ ------------------------  -------------------------
                                                  Weighted                 Weighted                  Weighted
                                                   Average                  Average                   Average
                                                  Exercise                 Exercise                  Exercise
                                                    Price      Shares        Price      Shares         Price
                                    ------------ ----------- ---------- -------------  ---------   -------------
Outstanding at beginning of year            81 $           1.90      82  $          1.90      76 $             1.90
Grants                                       -                        -                        6               1.90
Exercised                                    -                        -                        -
Cancelled                                  (15)            1.90      (1)            1.90       -
                                    ----------               ----------                ---------
Outstanding at end of year                  66             1.90      81             1.90      82               1.90
                                    ==========               ==========                =========
Exercisable at end of year                  13             1.90      17             1.90      15               1.90
                                    ==========               ==========                =========
Weighted average fair value of             N/A                                    N/A            $             0.37
options granted during the year
                                                                                                   =============

         In the 1999 recapitalization and merger, O'Sullivan issued options to purchase 60,318.67 shares of its
Series A junior preferred stock, par value $0.01 per share, in exchange for certain options held by management participants in the buyout. All of these options are currently vested and exercisable and expire on December 31,
2025.  The agreements for the options to purchase O'Sullivan's Series A junior preferred stock provide for a special accrual at the rate of 14% per annum on the difference between the liquidation value of the stock ($150.00 per share) and the exercise price of the option ($50.00 per share). The special accrual accrues at the same time and in the same manner as would dividends on issued and outstanding shares of O'Sullivan's Series A junior preferred stock.  No amount is payable until the exercise of the option, and payment is further subject to the terms of any debt agreement of O'Sullivan. When made, payment of the special accrual may be made in cash or by a reduction in the exercise price for the option. The special accrual approximated $1.4 million, $1.2 million and $1.1 million for fiscal
2004, 2003 and 2002, respectively, and is included in selling, marketing and administrative expense in the consolidated statements of operations.

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

Note 14 - Employee Benefit Plans.

         Prior to December 31, 2002, O'Sullivan maintained a stock purchase program that was available to most employees.  The stock purchase program (the "SPP"), as amended, allowed a maximum employee contribution of
5%, while O'Sullivan's matching contribution was 25%, 40% or 50% of the employee's contribution, depending on the length of the employee's participation in the program.  The program invested contributions in a broad-based mutual fund.  The matching contributions to the stock purchase program were $307,000 and $640,000 in fiscal years 2003 and 2002, respectively.  O'Sullivan terminated the SPP effective December 31, 2002.

         O'Sullivan also has a Savings and Profit Sharing Plan in which most employees are eligible to participate.
Under the savings orss. 401(k) portion of the plan, employees may contribute from 1% to 100% of their compensation (subject to certain limitations imposed by the Internal Revenue Code).  Prior to January 1, 2003,
O'Sullivan made matching contributions equal to 50% of the first 5% of eligible employee contributions.  The matching contribution increased to 100% of the first 5% of eligible employee contributions effective January 1,
2003.  Under the profit sharing portion of the plan, O'Sullivan may contribute annually an amount determined by the Board of Directors. Employer matching contributions vest immediately, while profit sharing contributions vest
100% when the employee has five years of service with O'Sullivan.  For fiscal 2004,  2003 and 2002, O'Sullivan accrued approximately $0, $0 and $2.2 million respectively, for the profit sharing portion of the plan.  The matching contributions to the savings portion of the plan were $1.4 million, $858,000 and $458,000 in fiscal years 2004, 2003 and 2002, respectively.

         Effective July 1, 1997, O'Sullivan implemented its Deferred Compensation Plan.  This plan is available to employees of O'Sullivan deemed to be "highly compensated employees" pursuant to the Internal Revenue Code.
O'Sullivan makes certain matching and profit sharing accruals to the accounts of participants.  All amounts deferred or accrued under the terms of the plan represent unsecured obligations of O'Sullivan to the participants.  Matching and profit sharing accruals under this plan were not material in fiscal 2004, 2003 or 2002.

Note 15 - Condensed Consolidating Financial Information.

         In September 2003 O'Sullivan Industries issued $100.0 million of 10.63% senior secured notes due 2008.
These notes are secured by substantially all the assets of O'Sullivan Industries and its guarantor subsidiaries
O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.  The senior secured notes are also guaranteed by O'Sullivan Holdings.  The guarantees are full and unconditional.  Security for the senior secured notes includes first priority liens and security interests in the stock of O'Sullivan Industries.  In the third quarter of fiscal 2004, O'Sullivan exchanged the senior secured notes issued in September 2003 for notes with substantially identical terms and associated guarantees.  The exchange notes have been registered under the Securities Act of
1933, as amended.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations.

Condensed Consolidating Statements of Operations

                                                                Fiscal year ended June 30, 2004
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                  $          - $     218,604$       50,225$              -$        268,829
Cost of sales                                         -       168,861        45,128               -         213,989
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -        49,743         5,097               -          54,840
Operating expenses:
    Selling, marketing and administrative           199        40,825         5,114               -          46,138
    Casualty gain                                     -          (490)            -               -            (490)
                                            -----------   -----------  ------------  --------------  --------------

Operating income (loss)                            (199)        9,408           (17)              -           9,192
Other income (expense):
    Interest expense                             (7,456)      (25,744)         (811)              -         (34,011)
    Interest income                                  23            41             -               -              64
    Other financing costs, net                        -        (2,678)            -               -          (2,678)
    Equity in loss of subsidiary                (19,801)         (828)            -          20,629               -
                                            -----------   -----------  ------------  --------------  --------------

Income (loss) before income tax provision       (27,433)      (19,801)         (828)         20,629         (27,433)
Income tax provision                                  -             -             -               -               -
                                            -----------   -----------  ------------  --------------  --------------

Net loss                                        (27,433)      (19,801)         (828)         20,629         (27,433)
Dividends and accretion on preferred
stock                                           (12,415)            -             -               -         (12,415)
                                            -----------   -----------  ------------  --------------  --------------
Net loss attributable to common            $    (39,848)$     (19,801$         (828$         20,629$        (39,848)
    stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                                Fiscal year ended June 30, 2003
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           - $     204,181$       84,971$              -$        289,152
Cost of sales                                         -       148,754        66,223               -         214,977
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -        55,427        18,748               -          74,175
Operating expenses:
    Selling, marketing and administrative           371        37,279         8,184               -          45,834
    Restructuring charge                              -         1,863           186               -           2,049
                                            -----------   -----------  ------------  --------------  --------------

Op
Operating income (loss)                            (371)       16,285        10,378               -          26,292
Other income (expense):
    Interest expense                             (2,779)      (21,277)         (496)              -         (24,552)
    Interest income                                  23           243             -               -             266
    Other financing costs, net                        -          (445)            -               -            (445)
    Equity in earnings of subsidiary              4,688         9,882             -         (14,570)              -
                                            -----------   -----------  ------------  --------------  --------------

Income before income tax provision                1,561         4,688         9,882         (14,570)          1,561
Income tax provision                                  -             -             -               -               -
                                            -----------   -----------  ------------  --------------  --------------

Net income                                        1,561         4,688         9,882         (14,570)          1,561
Dividends and accretion on preferred
    stock                                       (14,457)            -             -               -         (14,457)
                                            -----------   -----------  ------------  --------------  --------------
Net income (loss) attributable to         $     (12,896)$       4,688$        9,882$        (14,570$        (12,896)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                                Fiscal year ended June 30, 2002
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           - $     243,563$      105,535$              -$        349,098
Cost of sales                                         -       173,960        80,702               -         254,662
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -        69,603        24,833               -          94,436
Operating expenses:
    Selling, marketing and administrative           254        43,397        10,933               -          54,584
                                            -----------   -----------  ------------  --------------  --------------

Op
Operating income                                   (254)       26,206        13,900               -          39,852
Other income (expense):
    Interest expense                             (2,470)      (25,267)         (585)              -         (28,322)
    Interest income                                  25           370             -               -             395
    Other financing costs, net                        -          (204)            -               -            (204)
    Equity in earnings of subsidiary            (84,293)      (11,293)            -          95,586               -
                                            -----------   -----------  ------------  --------------  --------------

Income before income tax provision              (86,992)      (10,188)       13,315          95,586          11,721
Income tax provision                              2,214        74,105        24,608               -         100,927
                                            -----------   -----------  ------------  --------------  --------------

Net loss                                        (89,206)      (84,293)      (11,293)         95,586         (89,206)
Dividends and accretion on preferred
    stock                                       (12,490)            -             -               -         (12,490)
                                            -----------   -----------  ------------  --------------  --------------
Net loss attributable to                  $    (101,696)$     (84,293$      (11,293$         95,586$       (101,696)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

Condensed Consolidating Balance Sheets

                                                                         June 30, 2004
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           - $      77,972$        8,157$              -$         86,129
    Property, plant and equipment, net                -        34,292        27,391               -          61,683
    Other assets                                    206         8,186            70               -           8,462
    Investment in subsidiaries                 (112,059)       34,364             -          77,695               -
    Goodwill                                          -        38,088             -               -          38,088
    Receivable from subsidiary - tax
        sharing agreement                        70,067             -             -         (70,067)              -
    Receivable from affiliates                    2,254             -        41,279         (43,533)              -
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (39,532)$     192,902$       76,897$        (35,905$        194,362
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities                   $       3,718 $      17,889$       18,567$         (3,658$         36,516
    Long-term debt                               22,459       187,820        10,000               -         220,279
    Mandatorily redeemable senior
        preferred stock                          26,258             -             -               -          26,258
    Payable to affiliates                             -        43,533             -         (43,533)              -
    Other liabilities                             6,176         3,276             -               -           9,452
    Payable to RadioShack                        66,409             -             -               -          66,409
    Payable to parent - tax sharing
        agreement                                     -        52,443        13,966         (66,409)              -
    Stockholders' equity (deficit)             (164,552)     (112,059)       34,364          77,695        (164,552)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (39,532)$     192,902$       76,897$        (35,905$        194,362
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
                                            ===========   ===========  ============  ==============  ==============

Condensed Consolidating Statements of Cash Flows

                                                                Fiscal year ended June 30, 2004
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided by
    operating activities:                 $       1,064        (7,937)        7,902$              -$          1,029
                                            -----------   -----------  ------------  --------------  --------------
Investing activities:
    Capital expenditures                              -        (2,260)         (199)              -          (2,459)
    Repayment of loans to affiliates             (1,064)            -             -           1,064               -
                                            -----------   -----------  ------------  --------------  --------------
        Net                                      (1,064)       (2,260)         (199)          1,064          (2,459)
                                            -----------   -----------  ------------  --------------  --------------
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    -         8,639        (7,575)         (1,064)              -
    Proceeds from borrowings                          -        99,000             -               -          99,000
    Repayment of borrowings                           -       (96,265)            -               -         (96,265)
    Debt issuance costs                               -        (4,032)            -               -          (4,032)
                                            -----------   -----------  ------------  --------------  --------------
        Net                                           -         7,342        (7,575)         (1,064)         (1,297)
                                            -----------   -----------  ------------  --------------  --------------
Cash and cash equivalents:
    Net increase (decrease) in cash and
        cash equivalents                              -        (2,855)          128               -          (2,727)
    Cash and cash equivalents, beginning
        of period                                     -         7,878            99               -           7,977
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           - $       5,023$          227$              -$          5,250
        period
                                            ===========   ===========  ============  ==============  ==============

                                                                Fiscal year ended June 30, 2003
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided by
    operating activities:                 $         991 $      (1,654$       15,403$              -$         14,740
                                            -----------   -----------  ------------  --------------  --------------
Investing activities:
    Capital expenditures                              -        (3,310)       (1,771)              -          (5,081)
    Proceeds from sale of manufacturing                    ,788                                       ,788
        facility                                      -   6                       -                  6
    Repayment of loans to affiliates             (1,009)       13,662             -         (12,653)              -
                                            -----------   -----------  ------------  --------------  --------------
        Net                                      (1,009)       17,140        (1,771)        (12,653)          1,707
                                            -----------   -----------  ------------  --------------  --------------
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    -         1,009       (13,662)         12,653               -
    Employee loans                                   18             -             -               -              18
    Repayment of borrowings                           -       (24,265)            -               -         (24,265)
                                            -----------   -----------  ------------  --------------  --------------
        Net                                          18       (23,256)      (13,662)         12,653         (24,247)
                                            -----------   -----------  ------------  --------------  --------------
Cash and cash equivalents:
    Net decrease in cash and cash
        equivalents                                   -        (7,770)          (30)              -          (7,800)
    Cash and cash equivalents, beginning
        of period                                     -        15,648           129               -          15,777
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           - $       7,878$           99$               $          7,977
        period                                                                                    -
                                            ===========   ===========  ============  ==============  ==============

                                                                Fiscal year ended June 30, 2002
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided by
    operating activities:                 $         782 $       7,022$       18,093$              -$         25,897
                                            -----------   -----------  ------------  --------------  --------------
Investing activities:
    Capital expenditures                              -        (6,170)       (2,474)              -          (8,664)
    (Advances) repayment of loans to
    affiliates                                     (790)       15,494             -         (14,704)              -
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (790)        9,324        (2,474)        (14,704)         (8,664)
                                            -----------   -----------  ------------  --------------  --------------
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    -           790       (15,494)         14,704               -
    Employee loans                                    8             -             -               -               8
    Repayment of borrowings                           -        (8,544)            -               -          (8,544)
                                            -----------   -----------  ------------  --------------  --------------
        Net                                           8        (7,754)      (15,494)         14,704          (8,536)
                                            -----------   -----------  ------------  --------------  --------------
Cash and cash equivalents:
    Net decrease in cash and cash
        equivalents                                   -         8,592           125               -           8,717
    Cash and cash equivalents, beginning
        of period                                     -         7,056             4               -           7,060
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           - $      15,648$          129$               $         15,777
        period                                                                                    -
                                            ===========   ===========  ============  ==============  ==============

Note 16 - Termination Protection Agreements.

         O'Sullivan has entered into Termination Protection Agreements with certain of its officers.  These
Termination Protection Agreements, all of which are substantially similar, have initial terms of two years which automatically extend to successive one-year periods unless terminated by either party.  If the employment of any of these officers is terminated, with certain exceptions, within 24 months following a change in control, the officers are entitled to receive certain cash payments, as well as the continuation of fringe benefits for a period of up to twelve months.  Additionally, all benefits under the Savings and Profit Sharing Plan and the Deferred Compensation Plan
vest, all restrictions on any outstanding incentive awards or shares of restricted common stock will lapse and such awards or shares will become fully vested, all outstanding stock options will become fully vested and immediately exercisable, and O'Sullivan will be required to purchase for cash, on demand made within 60 days following a change in control, any shares of unrestricted common stock and options for shares at the then current per-share fair market value.  The agreements also provide one year of outplacement services for the officer and that, if the officer moves more than 20 miles from his primary residence in order to accept permanent employment within 36 months after leaving O'Sullivan, O'Sullivan will, upon request, repurchase the officer's primary residence at a price determined in accordance with the agreement.

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

         The management fee and other reimbursable costs of $300,000, $442,000 and $501,000 recognized during fiscal years 2004, 2003 and 2002, respectively, are included in selling, marketing and administrative expense in the consolidated statement of operations.  O'Sullivan paid BRS, LLC $713,000 in the first quarter of fiscal 2003 for the balance owed through June 30, 2002 and $305,000 as a prepayment of the fiscal 2003 management fee.  In January
2003, O'Sullivan made an additional prepayment of $285,000 for the fiscal 2003 management fee.  At June 30,
2003, the prepaid balance of $147,000 is included in prepaid expenses on the consolidated balance sheets.  At June
30, 2004, the amount due BRS of $153,000 is included in accrued liabilities.

         Employee Loans.  At June 30, 2004, O'Sullivan held two notes receivable with a balance of approximately
$367,000 from employees of O'Sullivan.  O'Sullivan loaned the employees money to purchase common stock and
Series B junior preferred stock of O'Sullivan in the 1999 recapitalization and merger.  The notes bear interest at the rate of 9% per annum and mature on November 30, 2009, or earlier if there is a change of control and is with full recourse to the employees.  The receivables are recorded on the O'Sullivan balance sheet as a reduction in stockholders' equity.  In August 2004, one of the loans, aggregating $30,289 of principal and accrued interest, was paid to O'Sullivan.

Note 18 - Commitments and Contingencies.

         Leases.  O'Sullivan leases warehouse space, computers and certain other equipment under operating leases.
As of June 30, 2004, minimum future lease payments for all noncancellable lease agreements were as follows (in thousands):

2005              $      1,603
2006                     1,126
2007                       417
2008                       239
2009                       171
Thereafter                  76
                      --------
Total             $      3,632
                      ========

         Rent expense incurred by O'Sullivan under operating leases (including renewable monthly leases) were
$1.8 million, $1.8 million and $1.9 million in fiscal 2004, 2003 and 2002, respectively.

         Tax Sharing Agreement with RadioShack.  During fiscal 2004, 2003 and 2002, O'Sullivan paid
$2.0 million, $9.3 million and $27.7 million, respectively, to RadioShack pursuant to the tax sharing agreement.
Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are fiscal 2005
--$20.2 million; fiscal 2006-- $11.3 million; fiscal 2007-- $12.3 million; fiscal 2008-- $14.5 million; and
thereafter-- $11.8 million.  The amount O'Sullivan estimates it will pay during fiscal 2005 has been recorded in current liabilities.  See footnote 3 for additional information regarding the tax sharing agreement.

         Litigation.  In September 2002, Montgomery Ward, LLC filed suit against O'Sullivan Industries in the U.S.
Bankruptcy Court, District of Delaware, alleging that payments made by Montgomery Ward within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O'Sullivan Industries by Montgomery Ward, together with interest.  The alleged payments aggregated $3.7 million.
We settled this suit in May 2004.  The resolution of the litigation did not materially affect our results of operations.

         In August, 2003, Ames Department Stores, Inc. filed suit against O'Sullivan Industries in the U.S.
Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan
Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  O'Sullivan believes it did not receive any preferential payments and is contesting this lawsuit vigorously. However, until the claim can be investigated further, O'Sullivan is unable to predict the outcome of this litigation.

         In November 2001 House2Home filed for bankruptcy and eventually closed all of its stores.  In fiscal 2004 we received notice of a suit against O'Sullivan Industries in the U.S. Bankruptcy Court, Central District of
California alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by
House2Home together with interest.  The alleged payments aggregate $700,000.  We have denied we received any preferential payments.  We are contesting this lawsuit vigorously.  However, until the claim can be investigated further, O'Sullivan is unable to predict the outcome of this litigation.

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

         Retirement Agreements.  In October 1998, O'Sullivan entered into a Retirement and Consulting Agreement,
Release and Waiver of Claims with Daniel F. O'Sullivan.  Under the retirement agreement, as amended in May
1999, Mr. O'Sullivan resigned as Chief Executive Officer in October 1998 and retired as an executive on March 31,
2000.  O'Sullivan agreed to pay Mr. O'Sullivan $42,160 per month for 36 months after his retirement and then to pay him $11,458 per month until he reaches age 65.  The final $42,160 payment was made in March 2003.
Payments under Mr. O'Sullivan's retirement and consulting agreement amount to an aggregate of $2.2 million and a present value of approximately $1.9 million.  During this period, Mr. O'Sullivan is required to provide consulting, marketing and promotional services with respect to O'Sullivan's manufacturing activities and relations with major customers, if requested by O'Sullivan, from time to time.  Mr. O'Sullivan has agreed not to compete with O'Sullivan during the period he is a consultant.  O'Sullivan will also provide Mr. O'Sullivan with health insurance during the term of the agreement and thereafter until he becomes eligible for Medicare and life insurance during the term of the agreement.  In July 2004, the agreement was amended to add O'Sullivan Industries as a party with the right to enforce Mr. O'Sullivan's covenants directly and the joint obligation to make payments to Mr. O'Sullivan.

         Tyrone E. Riegel, O'Sullivan's former Executive Vice President, entered into an early retirement agreement with O'Sullivan.  Pursuant to the agreement, he retired effective November 15, 2003.  O'Sullivan paid him $335,337 in a lump sum on January 2, 2004, and agreed to pay him $5,000 per month for thirty months, beginning May 15,
2005.  In addition, O'Sullivan will pay health insurance for Mr. Riegel and his family through November 15, 2007.
Mr. Riegel has agreed to act as our consultant through November 15, 2007 and has agreed not to compete with
O'Sullivan through that period.  In addition, O'Sullivan's Compensation Committee has approved an amendment to
Mr. Riegel's common stock option agreement that permits him to retain his options after he is no longer an
O'Sullivan employee.  His options will continue to vest as though he were still an O'Sullivan employee.

Note 19 - Major Customers.

         Sales to four customers exceeded 10% of gross sales in fiscal 2004.  Sales to such customers as a percentage of gross sales were:

                                       Year ended June 30,
                                ---------------------------------
                                   2004        2003       2002
                                ----------- ---------- ----------
Customer A                              19%        19%        19%
Customer B                              16%        12%        12%
Customer C                              13%        13%        14%
Customer D                              10%         8%         5%

Note 20 - Segment Information.

         O'Sullivan operates in one industry segment:  the design, manufacture and sale of ready-to-assemble furniture.

         O'Sullivan sells its products throughout the United States and in Canada, Mexico, the United Kingdom,
Australia and other countries.  Export sales were $24.1 million, $19.8 million and $19.1 million in fiscal 2004, 2003 and 2002, respectively.  Long-lived assets located outside the United States are immaterial.

Note 21 - Quarterly Operating Results - Unaudited

                                                         (in thousands)
                             ------------------------------------------------------------------------
                                                    Fiscal 2004 (By Quarter)
                             ------------------------------------------------------------------------
                                    1                 2                3                   4
                             ------------------------------------------------------------------------

Net sales                    $      71,464     $      65,234    $       73,239     $        58,892
Gross profit                        14,308            14,589            15,442              10,501
Net income (loss)                   (7,2991           (5,4001           (5,3391             (9,3951

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 9A.  Controls and Procedures.

         O'Sullivan maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in
O'Sullivan's Exchange Act reports is recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to
O'Sullivan's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

         There have been no changes in O'Sullivan's internal controls over financial reporting identified in the evaluation described above that has materially affected or is reasonably likely to materially affect, O'Sullivan's internal control over financial reporting.

Item 9B.  Other Information.

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

Class I Directors--Term Expiring 2006.

Charles Macaluso, 60, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Industries - Virginia on July 27, 2004.  Mr. Macaluso has been a principal of Dorchester Capital Advisors LLP, a management consulting and corporate advisory firm, since 1998.  He serves as a director of Darling International
Inc., a recycler of food processing by-products, Global Crossing Limited, a provider of telecommunications services, Lazy Days Recreational Vehicles, Inc., a retailer of recreational vehicles, and Crescent Public Telephone,
Inc., an owner and operator of pay telephones.

Richard D. Davidson, 56, served as President and Chief Executive Officer and a Director of O'Sullivan Holdings,
O'Sullivan Industries and O'Sullivan Industries - Virginia from January 2000 to May 2004.  He served as President and Chief Operating Officer and a Director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries -
Virginia in 1996.  He has also served as President and Chief Executive Officer and a director of O'Sullivan
Furniture Factory Outlet, Inc. since March 2002.  Mr. Davidson continues to serve as a director of O'Sullivan
Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia.  Mr. Davidson is the owner of Marco Group,
Inc., a private trading and manufacturing concern.

Class II Director--Term Expiring 2004.

Robert S. Parker, 58, was appointed President and Chief Executive Officer and a Director of O'Sullivan Holdings,
O'Sullivan Industries,  O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc. on May 14,
2004.  Mr. Parker served as Chief Operating Officer of the Sharpie/Calphalon Group of Newell Rubbermaid Inc.
since September 2003.  Newell Rubbermaid is a global manufacturer and full-service marketer of name-brand consumer products.  From August 1998 through August 2003, he was Group President of Newell Rubbermaid's
Sharpie business segment.  From October 1990 to August 1998, Mr. Parker was President of Sanford Corporation,
both before and after its acquisition by Newell.

Harold O. Rosser, 55, was appointed a director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Industries - Virginia in connection with the November 1999 recapitalization and merger.  Mr. Rosser has been a principal of BRS, LLC since August 1995.  Mr. Rosser was an officer of Citicorp Venture Capital from 1987 through July 1995.  He is a director of Real Mex Restaurants, Inc., H&E Equipment Services, LLC, Il Fornaio
(America) Corporation, McCormick and Schmick Restaurant Corporation, Penhall International, Inc. and RACI
Holdings Inc./Remington Arms Co., Inc.

Class III Directors--Term Expiring 2005.

Daniel F. O'Sullivan, 63, was named President, Chief Executive Officer and a Director of O'Sullivan Holdings in
November 1993 and became Chairman of the Board in December 1993.  He relinquished the position of President of O'Sullivan Holdings in July 1996 and resigned as Chief Executive Officer in October 1998.  He served as
President of O'Sullivan Industries from 1986 until July 1996, and was appointed Chairman of the Board and Chief
Executive Officer in 1994.  He also served as Chairman of the Board and Chief Executive Officer of O'Sullivan
Industries - Virginia.  Mr. O'Sullivan was employed by O'Sullivan from 1962 until his retirement.  Mr. O'Sullivan retired as an executive of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan Industries - Virginia effective
March 31, 2000.  He remains as non-executive Chairman of the Board for each company.

Richard R. Leonard, 35, was named as a Director of O'Sullivan Holdings, O'Sullivan Industries and O'Sullivan
Industries - Virginia in July 2004.  Mr. Leonard has served as a Vice President of Bruckmann, Rosser, Sherrill &
Co., LLC since 2001.  From 1999 to 2001, he was a Vice President in private equity at Audax Management
Company.  Mr. Leonard also worked in private equity with J.W. Childs Associates from 1997 to 1999.  Mr. Leonard is a director of Eurofresh, Inc., a producer of hydroponically grown, pesticide free tomatoes, and Anvil Holdings,
Inc., a manufacturer of activewear.

Executive Officers.

         O'Sullivan's executive officers, and their ages and positions with O'Sullivan as of September 1, 2004, are as follows:

                                              Officer
              Name                   Age      Since1                              Position(s)
Robert S. Parker                         58        2004 President and Chief Executive Officer and Director
Rick A. Walters                          41        2004 Executive Vice President and Chief Financial Officer
Michael D. Orr                           42        2004 Executive Vice President-Operations
Michael P. O'Sullivan                    44        1995 Senior Vice President-Marketing
Rowland H. Geddie, III                   50        1993 Vice President, General Counsel and Secretary

------------------------------------

         1Includes officer positions held with O'Sullivan Industries.

         Rick A. Walters was appointed Executive Vice President and Chief Financial Officer of O'Sullivan
Holdings, O'Sullivan Industries, O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc. in
June 2004.  He is also a director of O'Sullivan Furniture Factory Outlet, Inc.  Prior to his appointment at O'Sullivan, he served as Group Vice President and Chief Financial Officer of the Sharpie/Calphalon Group at Newell
Rubbermaid from 2001 to 2004.  From 1998 through 2001, he was Vice President and Controller of Newell
Rubbermaid's Sanford Corporation.

         Michael D. Orr was appointed Executive Vice President-Operations of O'Sullivan Holdings, O'Sullivan
Industries, O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc. in July 2004.  He is also a director of O'Sullivan Furniture Factory Outlet, Inc.  Prior to joining O'Sullivan, Mr. Orr was Group Vice President of Operations for Newell Rubbermaid's Sharpie/Calphalon Group from 2002 to 2004.  From 1999 to 2002, he served as Vice President, Operations of Sanford Corporation, a division of Newell Rubbermaid.

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

         Certain Relationships.  Daniel F. O'Sullivan and Michael P. O'Sullivan are brothers.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the securities laws of the United States, O'Sullivan Holdings' directors, executives and any persons holding 10% or more of Common Stock are required to report their ownership of O'Sullivan Holdings' securities and any change in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and we are required to report in this report any failure to file by these dates during the fiscal year ended June 30, 2004.  All of these filing requirements were satisfied by our directors and executives during fiscal 2004.

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

Audit Committee Financial Expert

         Our Audit Committee is composed of Mr. Harold O. Rosser.  The Board of Directors has not determined that any member of the Committee is an "audit committee financial expert" as defined in Item 401(h)(2) of
Regulation S-K promulgated by the Securities Exchange Commission.  While O'Sullivan considers that Mr. Rosser is financially literate and able to understand financial statements, he does not have the experience required by
Item 401(h)(2).  We are looking for an additional member of the Audit Committee who would be designated as an audit committee financial expert.

Item 11.  Executive Compensation.

                                            SUMMARY COMPENSATION TABLE

         The following table reflects the cash and non-cash compensation for the chief executive officer of
O'Sullivan and the four next most highly compensated executive officers at June 30, 2004.

                                                            Annual Compensation1
                                                    -------------------------------------
                                                                                              All Other
                                                          Salary              Bonus         Compensation
      Name and Principal Position       Fiscal Year         ($)                ($)               ($)2

Robert S. Parker3                           2004                 76,923                 -              1,108
President and Chief Executive Officer       2003                      -                 -                  -
                                            2002                      -                 -                  -

Richard D. Davidson4                        2004                375,300                 -             50,436
President and Chief Executive Officer       2003                372,415                 -             59,631
                                            2002                300,000           199,800             18,359

Tyrone E. Riegel6                           2004                 95,192                 -            348,845
Executive Vice President                    2003                224,846                 -             42,771
                                            2002                231,200           101,570             20,614

Rick A. Walters5                            2004                  9,615                 -                554
Executive Vice President and                2003                      -                 -                  -
Chief Financial Officer                     2002                      -                 -                  -

Phillip J. Pacey7                           2004                155,108            10,000             23,571
Senior Vice President and                   2003                174,338                 -             30,060
Chief Financial Officer                     2002                150,000            81,550             12,930

Thomas M. O'Sullivan, Jr.8                  2004                180,300                 -             23,678
Senior Vice President-Sales                 2003                179,531                 -             31,257
                                            2002                160,000            76,300             16,661

Michael P. O'Sullivan                       2004                151,700                 -             21,170
Senior Vice President-Marketing             2003                151,277                 -             27,739
                                            2002                140,400            66,990             16,066

Stuart D. Schotte                           2004                161,715                 -             19,322
Vice President-Supply Chain                 2003                150,515                 -             25,897
Management                                  2002                136,000            51,680             17,426

Rowland H. Geddie, III                      2004                151,700            10,000             19,511
Vice President, General Counsel &           2003                151,277                 -             26,865
Secretary                                   2002                140,400            63,352             15,648

E. Thomas Riegel9                           2004                151,700                 -             21,727
Vice President-Strategic Operations         2003                151,277                 -             30,165
                                            2002                140,400            53,352             15,018

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

         2In fiscal 2004, other compensation for the named officers consisted of the following:

                                                                          Matching
                            Group Life,                   Matching      Contributions
                             AD&D and                  Contributions        under       Total Earnings
                                LTD                    under Savings      Deferred        on Deferred       Early
                             Insurance       Auto        and Profit     Compensation     Compensation    Retirement
           Name              Premiums     Allowance     Sharing Plan        Plan            Balance       Payments
Robert S. Parker           $           - $       1,108 $             -  $             -$               -$           -
Richard D. Davidson                1,219         9,000           9,639            8,703           21,875            -
Rick A. Walters                        -           554               -                -                -            -
Tyrone E. Riegel                     444         3,596           1,567            2,163            5,738      335,337
Thomas M. O'Sullivan, Jr.          1,119         8,500           5,769            2,784            5,506            -
Phillip J. Pacey                     953         7,519           9,265                -            5,834            -
Michael P. O'Sullivan                966         8,500           5,823            1,990            3,891            -
Stuart D. Schotte                    867         8,212           8,107                -            2,136            -
Rowland H. Geddie, III               975         8,000           8,085                -            2,451            -
E. Thomas Riegel                     966         8,000           7,585                -            5,176            -

         The table does not include amounts payable in the event of a Change in Control.  See "Change in Control
Protections".  Other compensation for fiscal 2002 and 2003 has been adjusted from prior presentations to include earnings and losses on the named officers' respective Deferred Compensation Plan balances.

         3Mr. Parker was appointed President and Chief Executive Officer effective May 14, 2004.

         4Mr. Davidson resigned as President and Chief Executive Officer effective May 14, 2004.

         5Mr. Walters was appointed Executive Vice President and Chief Financial Officer effective June 9, 2004.

         6Mr. Tyrone E. Riegel retired effective November 15, 2003.

         7Mr. Pacey resigned effective April 30, 2004.

         8Mr. Thomas M. O'Sullivan left O'Sullivan effective August 9, 2004.

         9Mr. E. Thomas Riegel left O'Sullivan effective August 13, 2004.

                                        OPTION  GRANTS  IN  THE  LAST  YEAR

         During the fiscal year ended June 30, 2004, no options were granted to the named officers.

                                         OPTION EXERCISES IN THE LAST YEAR
                                            AND YEAR-END OPTION VALUES

         No options were exercised by the named officers in fiscal 2004.  The following table summarizes information regarding outstanding options to purchase stock held by the named officers as of June 30, 2004.  All options to purchase Series A junior preferred stock are vested and exercisable.  The value of the options to purchase
Series A junior preferred stock is calculated as the purchase price for the option plus the special accrual provided for under the option agreements.

                                                                                         Series A junior preferred
                                                  Common stock                                     stock
                             -------------------------------------------------------   ------------------------------
                                               Option        Value of     Value of
                                 Option        shares        exercis-    unexercis-       Option         Value of
                                 shares      unexercis-        able         able          shares       exercisable
                              exercisable      able at      options at   options at     exercisable     options at
            Name               at 6/30/04      6/30/04        6/30/04     6/30/04        at 6/30/04      6/30/04
Robert S. Parker                          -              - $           -$          -               -  $             -
Richard D. Davidson                   1,700          6,800             -           -          10,929        2,031,212
Rick A. Walters                           -              -             -           -               -                -
Tyrone E. Riegel                        800          3,200             -           -           3,378          627,740
Thomas M. O'Sullivan, Jr.               800          3,200             -           -           5,996        1,114,419
Phillip J. Pacey                        800          3,200             -           -           1,411          262,313
Michael P. O'Sullivan                   800          3,200             -           -           6,176        1,147,801
Stuart D. Schotte                       600          2,400             -           -             493           91,589
Rowland H. Geddie, III                  600          2,400             -           -           6,375        1,184,797
E. Thomas Riegel                        600          2,400             -           -           4,390          815,839

                                        EMPLOYMENT AND SEVERANCE AGREEMENTS

         Robert S. Parker.  On May 17, 2004, we entered into an employment agreement with Robert S. Parker.
The term of the agreement is two years, and is automatically renewed on a year-to-year basis unless either party provides at least 30 days' notice of termination.  The agreement will terminate upon Mr. Parker's death, permanent disability or resignation, and O'Sullivan may terminate the agreement for any reason with 30 days' notice.  Mr.
Parker's initial base compensation is $1,000,000 per year, and he has the opportunity to earn a bonus of up to 50%
of his base compensation subject to the achievement of certain performance targets determined by the Board.  Mr.
Parker is entitled to participate in all employee benefit programs offered to our other executive employees, provided that such programs are not to be less than those provided him by his previous employer.

         If we terminate Mr. Parker's employment other than for cause (as defined in the agreement), or if
Mr. Parker resigns within 30 days after we (a) substantially diminish his title or responsibilities, (b) require him to relocate from the greater metropolitan Atlanta area or (c) materially breach the employment agreement, we will pay him his salary and benefits for the longer of twelve months or the remaining portion of the initial term of the employment agreement.  If the agreement is terminated because Mr. Parker resigns for reasons other than those described in the preceding sentence, or if we terminate his employment because of his death, disability or for cause, we will pay him his salary through his termination date.

         In connection with Mr. Parker's employment with O'Sullivan, we entered into an executive stock agreement with him.  Pursuant to the executive stock agreement, we sold Mr. Parker

        o         467,614 shares of the Company's Class B common stock, par value $0.01 per share, at a price of
                  $0.01 per share;

        o         291,905 shares of the Company's Series B junior preferred stock, par value $0.01 per share, at a price of $0.01 per share; and

        o         and 40,000 shares of the Company's Series C junior preferred stock, par value $0.01 per share, at a price of $0.10 per share.

The shares were issued to Mr. Parker in July 2004 upon his payment of the purchase price.  Mr. Parker's shares will
"vest" pro rata over a five year period ending on June 1, 2009, or sooner upon a sale of O'Sullivan, if Mr. Parker is still employed by O'Sullivan.  Pursuant to the executive stock agreement, if Mr. Parker's employment with
O'Sullivan terminates for any reason, O'Sullivan and BRS will have the option to repurchase Mr. Parker's stock.
The purchase price for unvested shares is the lower of Mr. Parker's original cost or the fair value of the shares.  The purchase price for vested shares is fair value.

         Rick A. Walters.  In June 2004, we entered into an employment agreement with Rick A. Walters for him to serve as our Executive Vice President and Chief Financial Officer.  The term of the agreement is one year, and the term is automatically renewed on a year-to-year basis unless either party provides at least 30 days' notice of termination.  The agreement will terminate upon Mr. Walter's death, permanent disability or resignation, and
O'Sullivan may terminate the agreement for any reason with 30 days' notice.  Mr. Walter's initial base compensation is $250,000 per year, and he has the opportunity to earn a bonus of up to 80% of his base compensation subject to the achievement of certain performance targets determined by the Board. The agreement provides that Mr. Walters'
bonus for fiscal 2005 will not be less than $200,000.  Mr. Walters is entitled to participate in all employee benefit programs offered to our other executive employees, provided that such programs are not to be less than those provided him by his previous employer.

         If we terminate Mr. Walters' employment other than for cause (as defined in the agreement), or if
Mr. Walters resigns within 30 days after we substantially diminish his title or responsibilities or materially breach the employment agreement, we will pay him his salary and benefits for twelve months.  If the agreement is terminated because Mr. Walters resigns for reasons other than those described in the preceding sentence, or if we terminate his employment because of his death, disability or for cause, we will pay him his salary through his termination date.

         In connection with Mr. Walters' employment with O'Sullivan, we entered into an executive stock agreement with him.  Pursuant to the executive stock agreement, we sold Mr. Walters

        o         116,904 shares of the Company's Class B common stock, par value $0.01 per share, at a price of
                  $0.01 per share;

        o         46,090 shares of the Company's Series B junior preferred stock, par value $0.01 per share, at a price of $0.01 per share; and

        o         and 5,000 shares of the Company's Series C junior preferred stock, par value $0.01 per share, at a price of $0.10 per share.

The shares were issued to Mr. Walters in August 2004 upon his payment of the purchase price.  Mr. Walters' shares will "vest" pro rata over a five year period ending on June 1, 2009, or sooner upon a sale of O'Sullivan, if
Mr. Walters is still employed by O'Sullivan.  Pursuant to the executive stock agreement, if Mr. Walters' employment with O'Sullivan terminates for any reason, O'Sullivan and BRS will have the option to repurchase Mr. Walters'
stock.  The purchase price for unvested shares is the lower of Mr. Walters' original cost or the fair value of the shares.  The purchase price for vested shares is fair value.

         Michael D. Orr.  In July 2004, we hired Michael D. Orr as our Executive Vice President-Operations.  The
term of the agreement is one year, and the term is automatically renewed on a year-to-year basis unless either party provides at least 30 days' notice of termination.  The agreement will terminate upon Mr. Orr's death, permanent disability or resignation, and O'Sullivan may terminate the agreement for any reason with 30 days' notice.  Mr. Orr's initial base compensation is $230,000 per year, and he has the opportunity to earn a bonus of up to 80% of his base compensation subject to the achievement of certain performance targets determined by the Board. The agreement provides that Mr. Orr's bonus for fiscal 2005 will not be less than $184,000.  Mr. Orr is entitled to participate in all employee benefit programs offered to our other executive employees, provided that such programs are not to be less than those provided him by his previous employer.

         If we terminate Mr. Orr's employment other than for cause (as defined in the agreement), or if Mr. Orr resigns within 30 days after we substantially diminish his title or responsibilities or materially breach the employment agreement, we will pay him his salary and benefits for twelve months.  If the agreement is terminated because Mr. Orr resigns for reasons other than those described in the preceding sentence, or if we terminate his employment because of his death, disability or for cause, we will pay him his salary through his termination date.

         In connection with Mr. Orr's employment with O'Sullivan, we entered into an executive stock agreement with him.  Pursuant to the executive stock agreement, we sold Mr. Orr

        o         116,904 shares of the Company's Class B common stock, par value $0.01 per share, at a price of
                  $0.01 per share;

        o         46,090 shares of the Company's Series B junior preferred stock, par value $0.01 per share, at a price of $0.01 per share; and

        o         and 5,000 shares of the Company's Series C junior preferred stock, par value $0.01 per share, at a price of $0.10 per share.

The shares were issued to Mr. Orr in July 2004 upon his payment of the purchase price.  Mr. Orr's shares will "vest"
pro rata over a five year period ending on June 1, 2009, or sooner upon a sale of O'Sullivan, if Mr. Orr is still employed by O'Sullivan.  Pursuant to the executive stock agreement, if Mr. Orr's employment with O'Sullivan terminates for any reason, O'Sullivan and BRS will have the option to repurchase Mr. Orr's stock.  The purchase price for unvested shares is the lower of Mr. Orr's original cost or the fair value of the shares.  The purchase price for vested shares is fair value.

Retirement and Severance Agreements

         Tyrone E. Riegel entered into an early retirement agreement with O'Sullivan and retired as our Executive
Vice President effective November 15, 2003.  O'Sullivan paid him $335,336.54 in a lump sum on January 2, 2004, and has agreed to pay him $5,000 per month for thirty months, beginning May 15, 2005.  In addition, we will pay health insurance for Mr. Riegel and his family through November 15, 2007.  Mr. Riegel has agreed to act as our consultant through November 15, 2007 and has agreed not to compete with us through that period.  In addition, the
Compensation Committee has approved an amendment to Mr. Riegel's common stock option agreement that permits him to retain his options after he is no longer an O'Sullivan employee.  His options will continue to vest as though he were still an O'Sullivan employee.

          We are negotiating severance agreements with several executive officers who have left O'Sullivan since
May 2004.

                                           CHANGE IN CONTROL PROTECTIONS

         O'Sullivan has termination protection agreements with its executive officers other than Messrs. Parker,
Walters and Orr (who have severance provisions incorporated in their respective employment agreements).  If the employment of a protected employee is terminated by us within a period of up to 24 months after a change in control, the employee will be entitled to receive various benefits.  These benefits include:

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

         The employment agreements for Messrs. Parker, Walters and Orr contain severance provisions as described under "--Employment Agreements" above.

         The table below sets forth the total payments that may be received by each of the named officers if these persons are terminated during fiscal 2005, assuming the provisions of his employment agreement or Termination
Protection Agreement were applicable.  The values of non-cash benefits have been included on the basis of their estimated fair value.  These amounts do not include any payments to be received for shares of O'Sullivan stock or options to acquire O'Sullivan stock.  These amounts also do not include payments which we would make to offset the effect of excise taxes or to purchase any officer's home.  We have assumed for this purpose that the named officers are terminated on September 30, 2004.

            Officer                                                                                     Amount

Robert S. Parker......................................................................................$  2,055,985
      President and Chief Executive Officer
Richard D. Davidson...................................................................................$          0
      President and Chief Executive Officer
Rick A. Walters.......................................................................................$    309,810
      Executive Vice President and Chief Financial Officer
Tyrone E. Riegel......................................................................................$          0
      Executive Vice President
Thomas M. O'Sullivan, Jr..............................................................................$          0
      Senior Vice President-Sales
Phillip J. Pacey......................................................................................$          0
      Senior Vice President and Chief Financial Officer
Michael P. O'Sullivan.................................................................................$    331,486
      Senior Vice President-Marketing
Stuart D. Schotte.....................................................................................$    316,320
      Vice President-Supply Chain Management
Rowland H. Geddie, III................................................................................$    323,414
      Vice President, General Counsel & Secretary
E. Thomas Riegel......................................................................................$          0
      Vice President-Strategic Operations

                            COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee are Harold O. Rosser, Richard R. Leonard and Charles
Macaluso.  No member of the Compensation Committee was an officer or employee of O'Sullivan or its subsidiaries during the fiscal year ended June 30, 2004.  None were formerly an officer of O'Sullivan or any of its subsidiaries.
In addition, no executive officer of O'Sullivan serves on the board of directors or the compensation committee of another entity where a committee member is employed.  Mr. Rosser is a managing director, and Mr. Leonard is a
Vice President, of the general partner of BRS, which owns 72% of our Class A common stock.  BRS, LLC and
O'Sullivan Industries have entered into a Management Services Agreement pursuant to which BRS, LLC provides general management services, assistance with the negotiation and analysis of financial alternatives and other services for O'Sullivan Industries.  In exchange for these services, O'Sullivan Industries pays BRS, LLC a fee equal to the greater of 1.0% of O'Sullivan Industries' consolidated cash flow or $300,000.  See Item 13, "Certain
Relationships and Related Transactions."

                                              DIRECTORS' COMPENSATION

      Directors of O'Sullivan who are not employees or consultants of O'Sullivan, BRS or affiliates of either of them are paid $7,500 per meeting held in person and $2,500 per telephone conference meeting (with all meetings that occur on the same day being considered as one meeting).  The chairmen of the compensation committee and the audit committee each receive an additional $1,000 per year if not employed by BRS or its affiliates.  Expenses of attendance at meetings are paid by O'Sullivan.  Directors who are not employees of O'Sullivan, BRS or affiliates of either of them will also receive a one-time option to purchase shares of common stock of O'Sullivan.  The normal exercise price of the options is fair market value on the date of grant, and the options normally vest in equal installments over three years.  The number of option shares is negotiated; Mr. Macaluso's grant is pending.
Employees and consultants of O'Sullivan do not receive additional compensation for their service as a director other than payment of expenses, if any, to attend a meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.

      The following table sets forth, as of September 15, 2004, certain information with respect to the beneficial ownership of the securities of O'Sullivan Holdings by (i) each of our directors, (ii) each of the named executives,
(iii) our executive officers and directors (as of June 30, 2004) as a group and (iv) the only other owner of five percent of any class of O'Sullivan Holdings' equity securities known to us.

                                    Class A Common             Class B Common          Senior Preferred
                                         Stock                     Stock                    Stock
                               -------------------------   ----------------------   ----------------------
   Name of Beneficial Owner        Shares          %         Shares         %         Shares         %
                               --------------  ---------   -----------  ---------   -----------  ---------
BRS1                                 994,9982         72.7%     -           -            -           -
Harold O. Rosser                     994,9982         72.7%     -           -            -           -
Daniel F. O'Sullivan                   9,972           0.7%     -           -          197,681           1.0%
Charles Macaluso                     -             -            -           -            -           -
Richard R. Leonard                   -             -            -           -            -           -
Robert S. Parker                     -             -         467,614      66.7%          -           -
Richard D. Davidson                   83,2493          6.1%     -           -           14,7073      4
Rick A. Walters                      -             -         116,904      16.7%          -           -
Tyrone E. Riegel                      22,0655          1.6%     -           -          101,806       4
Thomas M. O'Sullivan, Jr.             34,9516          2.6%     -           -           23,963       4
Phillip J. Pacey                      11,749           0.9%     -           -           29,590       4
Michael P. O'Sullivan                 32,1056          2.3%     -           -           32,303       4
Stuart D. Schotte                     11,8097          0.8%     -           -           30,630       4
Rowland H. Geddie, III                25,3597          1.9%     -           -            5,340       4
E. Thomas Riegel                      20,4167          1.5%     -           -           30,630       4
Directors and executive                                                           0                        8%
officers as a group (15
persons)                           1,288,0098         94.2%    584,518         80. %    452,064          2.
BancBoston Investments,               93,2739          6.4%     -           -            -           -
Inc.

                                         Options to
                                      Purchase Series A
                                      Junior Preferred           Series B Junior            Series C Junior
                                            Stock                Preferred Stock            Preferred Stock
                                   -----------------------  -------------------------- ------------------------
   Name of Beneficial Owner          Options        %           Shares          %         Shares          %
                                   -----------  ----------  --------------  ----------  -----------   ---------
BRS                                     -           -            442,22310          48.5%    -            -
Harold O. Rosser                        -           -            442,22310          48.5%    -            -
Daniel F. O'Sullivan                     4,432           7.3%     -             -            -            -
Charles Macaluso                        -           -             -             -            -            -
Richard R. Leonard                      -           -             -             -            -            -
Robert S. Parker                        -           -            291,905            32.0%    40,000          80.0%
Richard D. Davidson                     10,929          18.1%     20,83911           3.9%    -            -
Rick A. Walters                         -           -             46,090             5.1%     5,000          10.0%
Tyrone E. Riegel                         3,378           5.6%      3,64412      13           -            -
Thomas M. O'Sullivan, Jr.                5,996           9.9%      6,561             1.2%    -            -
Phillip J. Pacey                         1,411           2.3%      1,722        13           -            -
Michael P. O'Sullivan                    6,176          10.2%      5,117        13           -            -
Stuart D. Schotte                        4,390           7.3%      2,425        13           -            -
Rowland H. Geddie, III                   6,375          10.6%      2,636        13           -            -
E. Thomas Riegel                         4,432           7.3%      2,425        13           -            -
Directors and executive                                                                      40,000             0%
officers as a group (15                                          833,29014
persons)                                52,539          87.1%                       91.4%                    80.
BancBoston Investments,                 -           -             39,27315           6.9%    -            -
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
--------
                              1The managing directors of BRS' general partner are Bruce C. Bruckmann, Harold O. Rosser, Stephen C.
Sherrill, Thomas J. Baldwin and Paul D. Kaminski, each of whom could be deemed to beneficially own the shares of O'Sullivan Holdings held by BRS.
                                                             2BRS holds 989,617 shares of common stock, and an affiliate of BRS holds 5,382 shares of common stock.
                               All of these shares of common stock may be deemed to be beneficially owned by Harold O. Rosser, a  Director of
                               O'Sullivan.
                                                             3Includes 77,533 shares of common stock, 19,054 shares of Series B junior preferred stock and 13,874 shares of senior preferred stock held in a limited partnership of which Mr. Davidson and his wife are the general partners. Also includes 1,700 shares of common stock issuable upon the exercise of options.
                                                                                                                               4Less than one percent.
                                                             5Includes 16,423 shares of common stock held in a trust of which Mr. Riegel is the trustee.  Also includes
                               800 shares of common stock issuable upon the exercise of options.
                                                             6Includes 800 shares of common stock issuable upon the exercise of options.
                                                             7Includes 600 shares of common stock issuable upon the exercise of options.
                                                             8Includes the shares of common stock held by BRS and its affiliate described in note 2.  Also includes shares of common stock issuable upon the exercise of options.  In addition, includes the partnership shares of common stock described in note 3 and the shares of common stock held in trust as described in note 5.
                                                             9BancBoston Investments, Inc. holds warrants to purchase these shares.
                                                                                          10BRS holds 439,831 shares of Series B junior preferred stock, and BRS's general partner holds 2,392 shares of Series B junior preferred stock.  All of these shares of Series B junior preferred stock may be deemed to be beneficially owned by Harold O. Rosser, a Director of O'Sullivan.
                                                                                          11Includes 19,054 shares of Series B junior preferred stock held in a limited partnership of which
                                                            Mr. Davidson and his wife are the general partners.
                                                                                          12Includes 1,503 shares of Series B junior preferred stock held in a trust of which Mr. Riegel is the trustee.
                                                                                                          13Less than one percent.
                                                                                          14Includes the shares of junior preferred stock held by BRS and its affiliate described in note 10.  In addition, includes the partnership shares of preferred stock described in note 3 and the shares of preferred stock held in trust as described in note 12.
                                                                                          15BancBoston Investments, Inc. holds warrants to purchase these shares.

                                       Equity Compensation Plan Information

         The following table sets forth the number of shares issuable upon exercise of outstanding options pursuant to O'Sullivan's 1999 Preferred Stock Option Plan, 2000 Common Stock Option Plan and 2001 Director Common
Stock Option Plan at June 30, 2004.  Each of these plans has been approved by O'Sullivan's Board of Directors and stockholders.  We do not have any warrants or rights issuable pursuant to compensation plans.

                                               Number of           Weighted-       Number of securities remaining
                                           securities to be         average         available for future issuance
                                         issued upon exercise   exercise price     under equity compensation plans
       Equity compensation plans            of outstanding      of outstanding   (excluding securities reflected in
     approved by security holders               options             options                second column)
Common Stock                                             66,100               $1.90                            30,718
Series A Junior Preferred Stock                          60,319              $50.00                                 -

Item 13.  Certain Relationships and Related Transactions.

         Casey O'Sullivan, a son of Daniel F. O'Sullivan, works at Sun Container, a supplier of corrugated boxes to
O'Sullivan, although he does not call regularly on O'Sullivan.  Ryan Fullerton, a son-in-law of E. Thomas Riegel,
our former Vice President-Strategic Operations, worked for Sun Container in the past, although he did not call on
O'Sullivan.  In fiscal 2004, O'Sullivan paid Sun $5.1 million for corrugated boxes.  We have followed the practice of awarding purchase orders for cartons for a model to the lowest bidder for the carton.  These relationships have been approved pursuant to O'Sullivan's conflict of interest policy.

         World Charter Trading, Inc. is a corporation owned by the son of Richard D. Davidson, our former president and chief executive officer and one of our directors.  WCT sources furniture and other products from the
Far East.  During fiscal 2004, we paid WCT $3.4 million for furniture it sold to us.  We source furniture products from the Far East from different sources; we select the best vendor for a product based on price, quality, and ability to make timely deliveries.  Mr. Davidson is not involved in the sourcing of furniture through WCT.  This relationship has been approved pursuant to O'Sullivan's conflict of interest policy.  It is also monitored by
O'Sullivan Holdings' Audit Committee.

         Mr. Bill Hillman, a brother of Jim Hillman, our former Vice President-Human Resources, operated a furniture factory outlet store until it closed during fiscal 2004.  The store purchased $75,000 of furniture from us during fiscal 2004.  We sold to Mr. Hillman on terms and conditions available to other similarly situated customers.
This relationship was approved pursuant to O'Sullivan's conflict of interest policy.

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
During the fiscal year ended June 30, 2004, the largest amount outstanding under the note, including principal and interest, was $336,720, which was also the amount outstanding on  June 30, 2004.

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

         Pursuant to the management services agreement and the provisions of our debt agreements, we did not pay any amounts to BRS, LLC in fiscal 2004.  At June 30, 2004, the amount accrued under the agreement, which represents the fee for fiscal 2004 less a prepaid balance at July 1, 2003 of $147,000, was $153,000.

Retirement Agreements

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
O'Sullivan with health insurance during the term of the agreement and thereafter until he becomes eligible for
Medicare and life insurance during the term of the agreement.  In July 2004, we amended the agreement to add
O'Sullivan Industries as a party with the right to enforce Mr. O'Sullivan's covenants directly and the joint obligation to make payments to Mr. O'Sullivan.

         See "Executive Compensation--Employment and Severance Agreements" for a description of certain retirement and other agreements with certain of our former executive officers.

Item 14.  Principal Accountant Fees and Services.

         PricewaterhouseCoopers LLP, Kansas City, Missouri, serves as our independent registered public accounting firm. The aggregate fees billed by our independent auditors for professional services rendered in connection with (i) the audit of our annual financial statements set forth in this report for the fiscal years ended June
30, 2004 and June 30, 2003, and (ii) the review of our quarterly financial statements set forth in our Quarterly
Reports on Form 10-Q for each of our fiscal quarters during fiscal 2004 and 2003, as well as fees paid to our audit firm for audit-related work, tax compliance, tax planning and other consulting services are set forth below.

     Type of Service       Amount Paid        Amount Paid
                          with Respect       with Respect
                         to Fiscal 2004     to Fiscal 2003
Audit Fees                      $579,461           $294,698
Audit-Related Fees                     -                  -
Tax Fees                               -             22,508
All Other Fees                         -             53,497
                         ---------------    ---------------
         Total                  $579,461           $370,703
                         ===============    ===============

         The Audit Committee's policy is to pre-approve all audit and permissible non-audit services.

                                                      PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)   Financial Statements

         The following consolidated statements of O'Sullivan Industries Holdings, Inc. and subsidiaries are filed as part of this report:

        Report of Independent Registered Public Accounting Firm..............................................    31
        Consolidated Balance Sheets as of June 30, 2004 and 2003.............................................    32
        Consolidated Statements of Operations for each of the three years in the period ended June 30, 2004      33
        Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2004..    34
        Consolidated Statements of Changes in Stockholders' Equity (Deficit) for each of the three years in t period ended June 30, 2004...........................................................................he  35
        Notes to Consolidated Financial Statements...........................................................    36

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

                                                    SIGNATURES

         Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 2004.

                                                     O'SULLIVAN  INDUSTRIES  HOLDINGS, INC.

                                                     By                                  /s/ Robert S. Parker
                                                                                Robert S. Parker
                                                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          /s/ Daniel F. O'Sullivan                      Chairman of the Board                September 28, 2004
           Daniel F. O'Sullivan
                                                President and Chief Executive Officer
            /s/ Robert S. Parker                             and Director                    September 28, 2004
             Robert S. Parker                       (Principal Executive Officer)
                                                     Executive Vice President and
            /s/ Rick A. Walters                        Chief Financial Officer               September 28, 2004
              Rick A. Walters                (Principal Financial and Accounting Officer)

          /s/ Richard D. Davidson                              Director                      September 28, 2004
            Richard D. Davidson

           /s/ Harold. O. Rosser                               Director                      September 28, 2004
             Harold O. Rosser

           /s/ Richard R. Leonard                              Director                      September 28, 2004
            Richard R. Leonard

            /s/ Charles Macaluso                               Director                      September 28, 2004
             Charles Macaluso

                                                  INDEX TO EXHIBITS
   Exhibit                                             Description                                             Page
     No.                                                                                                        No.
3.1 &          Second Amended and Restated Certificate of Incorporation of O'Sullivan Holdings
4.1            (incorporated by reference to Exhibit 3 to Current Report on Form 8-K dated May 17,
               2004 (File No. 0-28493))
3.2 &          By-laws of O'Sullivan Holdings
4.2                                                                                                                 78
3.2a &         Amendment to By-Laws of O'Sullivan Holdings
4.2a                                                                                                                98
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
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
             4.Amended and Restated Warrant Agreement dated as of January 31, 2000 between
               O'Sullivan Holdings and the holder thereof relating to warrants to purchase 93,273 shares of O'Sullivan Holdings common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.8 to Quarterly Report Form 10-Q of O'Sullivan Holdings for the
               quarter ended December 31, 1999 (File No. 0-28493))
             4.Indenture dated as of September 29, 2003 between O'Sullivan Industries and each of the guarantors party thereto and The Bank of New York, as Trustee, including forms of Notes
               (incorporated by reference to Exhibit 4 to Current Report on Form 8-K of O'Sullivan
               Holdings dated September 29, 2003 (File No. 0-28493))
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
               O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))

   Exhibit                                             Description                                             Page
10.1           Credit Agreement dated as of September 29, 2003 by and among O'Sullivan Industries,
               O'Sullivan Furniture Factory Outlet, Inc. and O'Sullivan Industries - Virginia, as
               Borrowers, and the other persons party thereto that are designated as credit parties and
               General Electric Capital Corporation, as Agent, L/C issuer and as a lender, and the other financial institutions party hereto, as lenders (incorporated by reference to Exhibit 99.2 to
               Current Report on Form 8-K of O'Sullivan Holdings dated September 29, 2003 (File
               No. 0-28493))
10.1a          Amendment No. 1 to the Credit Agreement dated as of October 29, 2003 (incorporated by reference to Exhibit 10.1a to Quarterly Report on Form 10-Q of O'Sullivan Holdings for
               the quarter ended September 30, 2003 (File No. 0-28493))
10.1b          Amendment and Consent No. 2 to the Credit Agreement dated as of May 5, 2004
               (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K of O'Sullivan
               Holdings dated May 17, 2004 (File No. 0-28493))
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
               Registration Statement on Form S-4 (File No. 333-111514))
10.3           Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of
               November 13, 2003 from O'Sullivan Industries - Virginia to the trustee named therein for the benefit of The Bank of New York, as Trustee and General Electric Capital Corporation, as
               Agent (incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-4
               (File No. 333-111514))
10.4           Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of
               November 13, 2003 from O'Sullivan Industries to the trustee named therein for the benefit of
               General Electric Capital Corporation, as Agent (incorporated by reference to Exhibit 10.8 to
               Registration Statement on Form S-4 (File No. 333-111514))
10.5           Security Agreement dated as of September 29, 2003 between O'Sullivan Industries,
               O'Sullivan Furniture Factory Outlet, Inc. and O'Sullivan Industries - Virginia, as Grantors,
               and General Electric Capital Corporation, as Agent (incorporated by reference to Exhibit
               10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
               September 30, 2003 (File No. 0-28493))
10.6           Security and Pledge Agreement dated as of September 29, 2003 among O'Sullivan
               Industries, O'Sullivan Holdings, O'Sullivan Industries - Virginia and O'Sullivan Furniture
               Factory Outlet, Inc., as grantors, and The Bank of New York, Trustee (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the
               quarter ended September 30, 2003 (File No. 0-28493))
10.7           Registration Rights Agreement dated as of September 29, 2003 among O'Sullivan
               Industries, O'Sullivan Holdings, O'Sullivan Industries - Virginia and O'Sullivan Furniture
               Factory Outlet, Inc. and Credit Suisse First Boston LLC with respect to the O'Sullivan
               10.63% senior secured notes (incorporated by reference to Exhibit 10.4 to Quarterly
               Report on Form 10-Q of O'Sullivan Holdings for the quarter ended September 30, 2003
               (File No. 0-28493))
10.8           Lockbox Account Agreement dated as of October 28, 2003 among Bank of America,
               N.A., O'Sullivan Industries and General Electric Capital Corporation (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the
               quarter ended September 30, 2003 (File No. 0-28493))

   Exhibit                                             Description                                             Page
10.9           Blocked Account Agreement dated as of October 28, 2003 among Bank of America, N.A.,
               O'Sullivan Industries and General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended September 30, 2003 (File No. 0-28493))
10.10          Intercompany Subordinated Demand Promissory Note dated as of November 30, 1999 by and among O'Sullivan Industries and O'Sullivan Industries - Virginia (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-31282))
           *10.Early Retirement Agreement dated as of June 25, 2003 between O'Sullivan Industries and
               Tyrone E. Riegel (incorporated by reference to Exhibit 10.6 to Annual Report on
               Form 10-K of O'Sullivan Holdings for the year ended June 30, 2003 (File No. 0-28493))
           *10.O'Sullivan Holdings 2000 Common Stock Option Plan (incorporated by reference to
               Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-31282))
           *10.First Amendment to 2000 Common Stock Option Plan (incorporated by reference to
               Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended March 31, 2001 (File No. 0-28493))
           *10.Form of Common Stock Option Agreement (incorporated by reference to Exhibit 10.12 to
               Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2000
               (File No. 0-28493))
*10.14         O'Sullivan Holdings 1999 Preferred Stock Option Plan (incorporated by reference to
               Exhibit 10.3 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
*10.15         Form of Preferred Stock Option Agreement dated November 30, 1999 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the
               quarter ended December 31, 1999 (File No. 0-28493))
*10.16         Registration Rights Agreement dated November 30, 1999 by and among O'Sullivan
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
*10.17         Management Services Agreement dated November 30, 1999 by and among O'Sullivan
               Holdings and Bruckmann, Rosser, Sherrill & Co., L.L.C. (incorporated by reference to
               Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 1999 (File No. 0-28493))
*10.18         Form of Amended and Restated Termination Protection Agreement between O'Sullivan
               Holdings and certain members of management                                                           99
*10.19         Form of Termination Protection Agreement between O'Sullivan Holdings and certain members of management (incorporated by reference to Exhibit 10.3 to Annual Report on
               Form 10-K of O'Sullivan Holdings for the year ended June 30, 1999 (File No. 1-12754))
*10.20         O'Sullivan Holdings Deferred Compensation Plan (the "DCP") (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended March 31, 1997 (File No. 1-12754))

   Exhibit                                             Description                                             Page
*10.20a        First Amendment to the DCP (incorporated by reference to Exhibit 10.4a to Annual Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1997
               (File No. 1-12754))
*10.20b        Second Amendment to the DCP (incorporated by reference to Exhibit 10.20b to
               Registration Statement on Form S-4 (File No. 333-31282))
*10.20c        Third Amendment to the DCP (incorporated by reference to Exhibit 10.21c to Annual
               Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 2000
               (File No. 0-28493))
10.21          Amended and Restated Tax Sharing and Tax Reimbursement Agreement dated as of
               June 19, 1997 between O'Sullivan Holdings and RadioShack Corporation and
               TE Electronics Inc. (incorporated by reference to Exhibit 10.5 to Annual Report on
               Form 10-K of O'Sullivan Holdings for the year ended June 30, 1997 (File No. 1-12754))
10.21a         Settlement Agreement between O'Sullivan Holdings and RadioShack dated May 13, 2002
               (incorporated by reference to Exhibit 10.22a to Annual Report on Form 10-K of
               O'Sullivan Holdings for the year ended June 30, 2002 (File No. 0-28493))
*10.22         Form of Indemnity Agreement between O'Sullivan Holdings and certain directors and
               officers                                                                                            116
*10.23         Retirement and Consulting Agreement, Release and Waiver of Claims between O'Sullivan
               Holdings and Daniel F. O'Sullivan dated October 16, 1998 (incorporated by reference to
               Exhibit 10 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
               September 30, 1998 (File No. 1-12754))
*10.23a        Amendment to Retirement Agreement dated as of May 16, 1999 between O'Sullivan
               Holdings and Daniel F. O'Sullivan (incorporated by reference to Exhibit 10.9a to Annual
               Report on Form 10-K of O'Sullivan Holdings for the year ended June 30, 1999
                (File No. 1 -12754))
*10.23b        Second Amendment to Retirement Agreement dated as of July 27, 1999 among O'Sullivan
               Holdings, O'Sullivan Industries and Daniel F. O'Sullivan                                            123
*10.24         Employment Agreement dated as of May 17, 2004 between O'Sullivan Industries,
               O'Sullivan Holdings and Robert S. Parker  (incorporated by reference to Exhibit 10.1 to
               Current Report on Form 8-K of O'Sullivan Holdings dated May 17, 2004
               (File No. 0-28493))
*10.25         Executive Stock Agreement dated as of May 17, 2004 between O'Sullivan Holdings,
               Robert S. Parker and Bruckmann, Rosser, Sherrill & Co. II, L.P.  (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K of O'Sullivan Holdings dated
               May 17, 2004 (File No. 0-28493))
*10.26         Employment Agreement dated as of June 9, 2004 between O'Sullivan Industries,
               O'Sullivan Holdings and Rick A. Walters   (incorporated by reference to Exhibit 10.1 to
               Current Report on Form 8-K of O'Sullivan Holdings dated June 9, 2004
               (File No. 0-28493))
*10.27         Executive Stock Agreement dated as of June 9, 2004 between O'Sullivan Holdings, Rick
               A. Walters and Bruckmann, Rosser, Sherrill & Co. II, L.P. (incorporated by reference to
               Exhibit 10.2 to Current Report on Form 8-K of O'Sullivan Holdings dated June 9, 2004
               (File No. 0-28493))

   Exhibit                                             Description                                             Page
*10.28         Employment Agreement dated as of June 23, 2004 between O'Sullivan Industries,
               O'Sullivan Holdings and Michael D. Orr (incorporated by reference to Exhibit 10.1 to
               Current Report on Form 8-K of O'Sullivan Holdings dated July 14, 2004
               (File No. 0-28493))
*10.29         Executive Stock Agreement dated as of June 1, 2004 between O'Sullivan Holdings,
               Michael D. Orr and Bruckmann, Rosser, Sherrill & Co. II, L.P. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K of O'Sullivan Holdings dated July 14, 2004
               (File No. 0-28493))
*10.30         Description of O'Sullivan Holding's annual incentive compensation plan (incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K of O'Sullivan Holdings for the
               year ended June 30, 1999 (File No. 1-12754))
*10.31         Schedule of O'Sullivan Holdings' outside director fees  (incorporated by reference to
               Exhibit 10.26 to Registration Statement on Form S-4 (File No. 333-111514))
*10.32         O'Sullivan Holdings 2001 Director Common Stock Option Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended December 31, 2001 (File No. 0-28493))
*10.33         Form of Director Common Stock Option Agreement (incorporated by reference to Exhibit
               10.3 to Quarterly Report on Form 10-Q of O'Sullivan Holdings for the quarter ended
               December 31, 2001 (File No. 0-28493))
*10.34         O'Sullivan Holdings Amended and Restated Savings and Profit Sharing Plan (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K of O'Sullivan Holdings for
               the year ended June 30, 2002 (File No. 0-28493))
*10.34a        Amendment No. 1 to O'Sullivan Holdings Amended and Restated Savings and Profit
               Sharing Plan dated as of October 29, 2002                                                           125
*10.34b        Amendment No. 2 to O'Sullivan Industries Holdings, Inc. Amended and Restated Savings
               and Profit Sharing Plan dated as of January 29, 2004                                                128
21             Subsidiaries of the Registrant                                                                      133
23             Consent of PricewaterhouseCoopers LLP                                                               134
31.1           Certificate of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002          135
31.2           Certificate of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002          136
32.1           Certificate of chief executive officer under Section 906 of the Sarbanes-Oxley Act of 2002
               (furnished pursuant to Item 601(b)(31) of Regulation S-K)                                           137
32.2           Certificate of chief financial officer under Section 906 of the Sarbanes-Oxley Act of 2002          138
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