Form 10-Q
period 2004-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2005-02-14
CIK 915354

------------------------------------------------------------------------------------------------------------------------

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

                                                    (Mark One)
                            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ended December 31, 2004

                                                        OR

                           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from _____________ to _________________

                                          Commission file number: 0-28493

                                       O’Sullivan Industries Holdings, Inc.
                              (Exact name of registrant as specified in its charter)

                              Delaware                                                    43-1659062
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

               10 Mansell Court East, Roswell, Georgia                                       30076
              (Address of principal executive offices)                                    (ZIP Code)

                                                  (678) 939-0800
                               (Registrant’s telephone number, including area code)

                                      1900 Gulf Street, Lamar, Missouri 64759
                (Former name, former address and former fiscal year, if changed since last report)

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

         As of February 10, 2005, 1,368,000 shares of Class A common stock, par value $0.01 per share, and
701,422 shares of Class B common stock, par value $0.01 per share, of O’Sullivan Industries Holdings, Inc. were outstanding.

------------------------------------------------------------------------------------------------------------------------

                                                        -1-

PART  I
ITEM 1.  FINANCIAL STATEMENTS.

                               O’SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)
                                                                                      December 31,       June 30,
                                       Assets                                             2004             2004
                                                                                     --------------    -------------
Current assets:
     Cash and cash equivalents                                                        $      11,013     $      5,250
     Trade receivables, net of allowance for doubtful accounts
         of $2,058 and $2,144, respectively                                                  23,216           22,579
     Inventories, net                                                                        41,478           55,071
     Prepaid expenses and other current assets                                                2,702            3,229
                                                                                       ------------    -------------
              Total current assets                                                           78,409           86,129

Property, plant and equipment, net                                                           56,060           61,683
Other assets                                                                                  7,603            8,462
Goodwill, net of accumulated amortization                                                    38,088           38,088
                                                                                       ------------    -------------
                  Total assets                                                        $     180,160     $    194,362
                                                                                       ============      ===========

                        Liabilities and Stockholders’ Deficit
Current liabilities:
     Accounts payable                                                                 $       9,244     $      8,199
     Accrued advertising                                                                      9,656            9,422
     Accrued liabilities                                                                     14,305           15,237
     Payable to RadioShack                                                                        –            3,658
                                                                                       ------------      -----------
              Total current liabilities                                                      33,205           36,516

Long-term debt                                                                              222,581          220,279
Mandatorily redeemable senior preferred stock                                                28,731           26,258
Other liabilities                                                                            10,102            9,452
Payable to RadioShack                                                                        70,067           66,409
                                                                                       ------------      -----------
                  Total liabilities                                                         364,686          358,914

Commitments and contingent liabilities (Notes 9, 10 and 11)

Stockholders’ deficit:
     Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
         none issued                                                                              –                –
     Junior preferred stock, Series B, $0.01 par value; at issue price including accumulated dividends; 1,000,000 shares authorized, 529,009.33 and
         911,229.33 shares issued at June 30, 2004 and December 31, 2004,
         respectively                                                                       107,379           98,097
     Junior preferred stock, Series C, $0.01 par value; at issue price; 50,000 shares authorized, none and 50,000 shares issued at June 30, 2004 and
         December 31, 2004, respectively                                                          1                –
     Class A common stock, $0.01 par value; 2,000,000 shares authorized, 1,368,000
         issued                                                                                  14               14
     Class B common stock, $0.01 par value; 1,000,000 shares authorized, none and
         701,422 shares issued at June 30, 2004 and December 31, 2004, respectively               7                –
     Additional paid-in capital                                                              13,057           13,053
     Retained deficit                                                                      (306,837)        (276,910)
     Notes receivable from employees                                                           (348)            (367)
     Accumulated other comprehensive income                                                   2,201            1,561
                                                                                       ------------    -------------
              Total stockholders’ deficit                                                  (184,526)        (164,552)
                                                                                       ------------    -------------
                  Total liabilities and stockholders’ deficit                         $     180,160     $    194,362
                                                                                       ============      ===========

              The accompanying notes are an integral part of these consolidated financial statements.
                                                                                       ============      ===========

                              O’SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands)

                                                             Three months ended              Six months ended
                                                                December 31,                   December 31,
                                                         --------------------------     --------------------------
                                                             2004          2003             2004          2003
                                                         ------------  ------------     ------------  ------------

Net sales                                               $      66,186 $      65,234    $     128,866 $     136,698
Cost of sales                                                  57,117        50,645          108,360       107,801
                                                         ------------  ------------     ------------  ------------

Gross profit                                                    9,069        14,589           20,506        28,897
                                                         ------------  ------------     ------------  ------------

Operating expenses:
     Selling, marketing and administrative                     12,233        11,597           23,425        22,073
     Casualty loss                                                  –           250                –           250
                                                         ------------  ------------     ------------  ------------

Operating income (loss)                                        (3,164)        2,742           (2,919)        6,574

Other income (expense):
     Interest expense                                          (8,908)       (8,772)         (17,745)      (16,638)
     Interest income                                                7            14               15            43
     Other financing income (expense), net                          –           616                –        (2,678)
                                                         ------------  ------------     ------------  ------------

Loss before income tax provision                              (12,065)       (5,400)         (20,649)      (12,699)
Income tax provision                                                –             –                –             –
                                                         ------------  ------------     ------------  ------------

Net loss                                                      (12,065)       (5,400)         (20,649)      (12,699)
Dividends and accretion on Series B junior preferred           (4,902)       (2,999)          (9,278)       (5,998)
     stock
                                                         ------------  ------------     ------------  ------------

Net loss attributable to common stockholders            $     (16,967)$      (8,399)   $     (29,927)$     (18,697)
                                                         ============  ============     ============  ============

             The accompanying notes are an integral part of these consolidated financial statements.

                              O’SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                             Six months ended
                                                                                               December 31,
                                                                                         ------------------------
                                                                                            2004          2003
                                                                                         ----------    ----------

Cash flow provided by operating activities:
     Net loss                                                                         $     (20,649) $    (12,699)
     Adjustments to reconcile net loss to net cash provided
         by operating activities:
              Depreciation and amortization                                                   6,313         6,595
              Amortization of debt issuance cost                                                848           845
              Amortization of debt discount and accrued interest on O’Sullivan
                  Holdings note                                                               2,338         1,892
              Interest and accretion on mandatorily redeemable senior preferred stock         2,473         2,065
              Bad debt expense (recoveries)                                                    (165)          101
              Loss on disposal of assets                                                          7             6
              Debt extinguishment costs, net                                                      –         2,678
              Accrual of special payment on options to purchase Series A junior
                  preferred stock                                                               785           686
     Changes in assets and liabilities:
              Trade receivables                                                                (472)       (4,292)
              Inventories                                                                    13,593         2,045
              Other assets                                                                      387           436
              Accounts payable and accrued liabilities                                          762         4,649
                                                                                         ----------    ----------
Net cash provided by operating activities                                                     6,220         5,007
                                                                                         ----------    ----------

Cash flow used for investing activities:
     Capital expenditures                                                                      (503)         (540)
                                                                                         ----------    ----------

Cash flow provided (used) for financing activities:
     Proceeds from borrowings                                                                 5,700        95,000
     Repayment of borrowings                                                                 (5,700)      (92,265)
     Debt issuance costs                                                                          –        (3,806)
     Repayment of employee notes                                                                 30             –
     Proceeds from issuance of common and preferred securities                                   16             –
                                                                                         ----------    ----------
Net cash flow provided (used) for financing activities                                           46        (1,071)

Net increase in cash and cash equivalents                                                     5,763         3,396
Cash and cash equivalents, beginning of period                                                5,250         7,977
                                                                                         ----------    ----------
Cash and cash equivalents, end of period                                              $      11,013  $     11,373
                                                                                         ==========    ==========

Non-cash investing and financing activities:
     Capital expenditures included in accounts payable                                $          43  $         17
     Dividends accrued but not paid                                                           9,278         5,998
             The accompanying notes are an integral part of these consolidated financial statements.

                                     O’SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                             UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
                                          For the six months ended December 31, 2004
                                                        (in thousands)

                                          Series C junior    Series B junior
                                          preferred stock    preferred stock     Class A common stock    Class B common stock
                                         ------------------ ------------------  ----------------------- -----------------------
                                          Shares   Dollars  Shares    Dollars    Shares      Dollars      Shares      Dollars
                                         --------  -------- ------   ---------  --------  ------------- -----------  ----------

Balance, June 30, 2004                          –$        –    529 $    98,097     1,368$            14           – $         –
     Net loss
     Cumulative translation adjustments
     Loans to employees–interest income
     Repayment of employee loans
     Issuance of Series C junior preferre
         stock                           d     50         1
     Issuance of Series B junior preferre
         stock                           d                     382           4
     Issuance of Class B common stock                                                                           701           7
     Dividends and accretion on junior
     preferred stock                                                     9,278
                                         --------  -------- ------   ---------  --------  ------------- -----------  ----------
Balance, December 31, 2004                     50$        1    911 $   107,379     1,368$            14         701$          7
                                         ========  ======== ======   =========  ========  ============= ===========  ==========

                                         ========  ======== ======   =========  ========  =============              ==========

                                            dditional                    Notes        Accumulated     otal stock-      Compre
                                             paid-in                   receivable        other         holders’       hensive
                                             capital     Retained         from       comprehensive      deficit        income
                                           A              deficit      employees        income       T                 (loss)
                                           -----------  -----------   ------------  ---------------  -------------  ------------

                                           ------------------------   -----------------------------

                                           -----------  -----------   ------------  ---------------  -------------  ------------

Balance, June 30, 2004                   $      13,053$    (276,910)$         (367$           1,561$      (164,552)
     Net loss                                               (20,649)                                       (20,649$      (20,649)
     Cumulative translation adjustments                                                         640            640           640
     Loans to employees–interest income                                        (11)                            (11)
     Repayment of employee loans                                                30                              30
     Issuance of Series C junior preferre
         stock                           d           4                                                           5
     Issuance of Series B junior preferre
         stock                           d                                                                       4
     Issuance of Class B common stock                                                                            7
     Dividends and accretion on junior
     preferred stock                                         (9,278)
                                           -----------  -----------   ------------  ---------------  -------------  ------------
Balance, December 31, 2004               $      13,057$    (306,837)$         (348$           2,201$      (184,526$      (20,009)
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
                                           ===========  ===========   ============  ===============  =============  ============

                                      O’SULLIVAN  INDUSTRIES  HOLDINGS,  INC.
                              NOTES  TO UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
                                                 December 31, 2004

Note 1–Basis of Presentation

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
O’Sullivan owns all of the stock of O’Sullivan Industries, Inc. (“O’Sullivan Industries”).  O’Sullivan Industries is the
sole owner of O’Sullivan Industries - Virginia, Inc. (“O’Sullivan Industries - Virginia”) and O’Sullivan Furniture
Factory Outlet, Inc.

Note 2–Liquidity

         O’Sullivan has a stockholders’ deficit of approximately $184.5 million as of December 31, 2004, incurred a net loss of $20.6 million for the six months ended December 31, 2004 and expects to incur additional losses during the remainder of the fiscal year ending June 30, 2005.  O’Sullivan’s net sales have declined each of the past four years.  O’Sullivan’s sales and operating results during fiscal 2004 and the first two quarters of fiscal 2005 were impacted by increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise unfavorable manufacturing overhead variances incurred from lower operating levels due to lower sales and execution of our inventory reduction plan and higher raw material costs, principally particleboard and fiberboard.

         O’Sullivan has recently added several new key members to its executive management team.  The new executive management team has evaluated O’Sullivan’s strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  Management has developed and is implementing a strategic plan developed from that evaluation.  O’Sullivan refinanced its previous senior credit facility on September 29, 2003.  As a result of the refinancing, O’Sullivan has no principal payments on debt due until October 2008.  In connection with the refinancing, O’Sullivan entered into a five year $40 million revolving credit agreement.  Borrowing availability under the credit agreement is subject to, among other things, a borrowing base determined by qualified inventory and accounts receivable levels, and is further reduced by outstanding letters of credit.  O’Sullivan expects borrowing availability under the credit agreement to approximate $7 million to $12 million, after the effect of outstanding letters of credit ($15.2 million at December 31, 2004), from January 2005 through the end of fiscal 2005.  Decreased demand for O’Sullivan products, as well as efforts to reduce working capital requirements, could negatively affect levels of inventory and accounts receivable and the availability of borrowings under the credit agreement.  No borrowings were outstanding under the credit agreement at
December 31, 2004.

         O’Sullivan’s efforts to reduce its inventory levels are reducing the borrowing availability under the credit agreement because borrowing availability under the credit agreement is based in part on qualified inventory.
Management feels, however, that lower inventory levels will reduce cash investments in inventory and reduce inventory damage, storage costs and obsolescence.

         O’Sullivan management believes that cash on hand, net cash to be generated from operations, and forecasted availability under the credit agreement will be sufficient to meet O’Sullivan’s cash needs for the next twelve months.
O’Sullivan was in compliance with its debt covenants at December 31, 2004 and expects to remain in compliance with these covenants during the next twelve months.  In the event that revenues are significantly below fiscal year
2005 forecasted revenues, O’Sullivan believes it has the ability to reduce or delay discretionary expenditures and further reduce operating costs and expenses so that it will have sufficient cash resources through the next twelve months.  However, there can be no assurance that O’Sullivan will be able to adjust its costs in sufficient time to respond to revenue shortfalls, should that occur.

Note 3–New Accounting Standards

         In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial
Accounting Standards (“SFAS”) No. 123(R) (’SFAS 123(R)”).  SFAS 123(R) revised SFAS 123, Accounting for
Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  O’Sullivan will adopt this standard on July 1, 2005.  O’Sullivan is currently evaluating the impact of SFAS 123(R) on its consolidated financial statements and has not yet selected a transition method for adopting this standard.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43,
Chapter 4, (“SFAS 151”).  The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges.
SFAS 151 also requires that allocation of fixed production overheads to the costs of inventory conversion be based on normal capacity of the production facilities.  O’Sullivan will adopt this accounting standard on July 1, 2005.
O’Sullivan is currently evaluating the financial statement impact of the adoption of SFAS 151.

Note 4–Stock Based Compensation

         O’Sullivan accounts for stock-based compensation for employees under Accounting Principles Board
(“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected the disclosure-only alternative under SFAS 123, as amended by SFAS 148.  No stock-based compensation cost is recorded, as all options granted have an exercise price equal to the market value of the stock on the date of the grant.  In accordance with SFAS 148, the following table presents the effect on net income (loss) had compensation cost for O’Sullivan’s stock plans been determined consistent with SFAS 123:

                                                             Three months ended            Six months ended
                                                                December 31,                 December 31,
                                                        -----------------------------  ------------------------
                                                           2004            2003           2004         2003
                                                        -----------     -----------    -----------  -----------
                                                                            (in thousands)
                                                                        -----------    -----------  -----------
Net loss as reported                                  $     (12,065)  $      (5,400) $     (20,649$     (12,699)
Less:  total stock-based compensation expense
      determined under fair value method for all stock
      options, net of related income tax                         (2)             (1)            (3)          (2)
                                                        -----------     -----------    -----------  -----------
Pro forma net loss                                    $     (12,067)  $      (5,401) $     (20,652$     (12,701)
                                                        ===========     ===========    ===========  ===========

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over
the vesting period.   No options were granted in the six months ended December 31, 2003.

         Effective November 18, 2004, the Board of Directors of O’Sullivan approved a new 2004 Class A Common
Stock Option Plan providing for the issuance of options to purchase up to 93,182 shares of Class A common stock, par value $0.01 per share, subject to adjustment.  Under the plan, options may be granted to executives and other key employees of O’Sullivan and its subsidiaries.  The plan will be administered by the Compensation Committee of
O’Sullivan’s Board of Directors, which will set the terms for each option agreement.  Option terms may extend no longer than ten years, and exercise prices must be at least fair market value on the date of grant of the stock option.
Vesting terms will be subject to the attainment of certain performance targets, the passage of time or otherwise;
provided, however, that all shares will vest upon a sale, merger or change in control of O’Sullivan.  The
Compensation Committee will designate options as incentive stock options or non-qualified stock options at the time of grant.  An option holder may pay the exercise price for options exercised in cash, in shares of previously owned common stock of O’Sullivan or by a reduction in the number of shares to be received by the exercising option holder.  Any applicable withholding taxes must be paid in cash, by delivery of previously owned shares or by a reduction in the number of shares to be received by the exercising option holder.

         Effective November 18, 2004, the Compensation Committee granted options to purchase 48,000 shares of
Class A common stock at an exercise price of $0.01 per share, which is the estimated fair value of the underlying common stock at the date of grant.  The options vest in five annual installments beginning November 12, 2005 and expire on November 12, 2014.  None of these options were exercisable at December 31, 2004.

Note 5–Shipping and Handling Costs

         O’Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the second quarters of fiscal 2005 and fiscal 2004 were approximately $2.1 million and $1.7 million, respectively.  Freight out costs in the six months ended December 31,
2004 and 2003 were $4.2 million and $3.2 million, respectively.

Note 6–Inventory

         Inventory, net, consists of the following:

                      December 31,      June 30,
                          2004            2004
                     ---------------   -----------
                             (in thousands)
                                       --
Finished goods       $        22,776   $    36,645
Work in process                4,928         4,817
Raw materials                 13,774        13,609
                       -------------     ---------
                     $        41,478   $    55,071
                       =============     =========

         During the six months ended December 31, 2004, O’Sullivan increased its finished goods inventory allowance by approximately $737,000 and decreased its allowance for maintenance and supplies inventory by approximately $1.4 million.

Note 7–Accrued Liabilities

         Accrued liabilities consist of the following:

                             December 31,      June 30,
                                 2004            2004
                            ---------------  ------------
                                    (in thousands)
                                             ---
Accrued interest            $         7,648   $     7,683
Accrued compensation                  5,051         6,516
Other                                 1,606         1,038
                              -------------     ---------
                            $        14,305   $    15,237
                              =============     =========

Note 8–Condensed Consolidating Financial Information

         In September 2003 O’Sullivan Industries issued $100.0 million of 10.63% senior secured notes due 2008.
These notes are secured by substantially all the assets of O’Sullivan Industries and its guarantor subsidiaries
O’Sullivan Industries - Virginia and O’Sullivan Furniture Factory Outlet, Inc.  The senior secured notes are also guaranteed by O’Sullivan.  The guarantees are full and unconditional.  Security for the senior secured notes includes first priority liens and security interests in the stock of O’Sullivan Industries.  In the third quarter of fiscal 2004,
O’Sullivan exchanged the senior secured notes issued in September 2003 for notes with substantially identical terms and associated guarantees.  The exchange notes have been registered under the Securities Act of 1933, as amended.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations.

Condensed Consolidating Statements of Operations

                                                             Three months ended December 31, 2004
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             ’Sullivan    O’Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           – $      50,228$       15,958$              –$         66,186
Cost of sales                                         –        42,690        14,427               –          57,117
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          –         7,538         1,531               –           9,069

Operating expenses:
    Selling, marketing and administrative            73        10,538         1,622               –          12,233
                                            -----------   -----------  ------------  --------------  --------------

Operating loss                                      (73)       (3,000)          (91)              –          (3,164)
Other income (expense):
    Interest expense                             (2,110)       (6,652)         (146)              –          (8,908)
    Interest income                                   5             2             –               –               7
    Equity in loss of subsidiary                 (9,887)         (237)            –          10,124               –
                                            -----------   -----------  ------------  --------------  --------------

Loss before income tax provision                (12,065)       (9,887)         (237)         10,124         (12,065)
Income tax provision                                  –             –             –               –               –
                                            -----------   -----------  ------------  --------------  --------------

Net loss                                        (12,065)       (9,887)         (237)         10,124         (12,065)
Dividends and accretion on
    preferred stock                              (4,902)            –             –               –          (4,902)
                                            -----------   -----------  ------------  --------------  --------------

Net loss attributable to                  $     (16,967)$      (9,887$         (237$         10,124$        (16,967)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                             Three months ended December 31, 2003
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             ’Sullivan    O’Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           – $      54,600$       10,634$              –$         65,234
Cost of sales                                         –        41,336         9,309               –          50,645
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          –        13,264         1,325               –          14,589

Operating expenses:
    Selling, marketing and administrative           118        10,375         1,104               –          11,597
    Casualty loss                                     –           250             –               –             250
                                            -----------   -----------  ------------  --------------  --------------

Operating income (loss)                            (118)        2,639           221               –           2,742
Other income (expense):
    Interest expense                             (1,809)       (6,723)         (240)              –          (8,772)
    Interest income                                   6             8             –               –              14
    Other financing income, net                       –           616        –               –             616
    Equity in loss of subsidiary                 (3,479)          (19)            –           3,498               –
                                            -----------   -----------  ------------  --------------  --------------

Loss before income tax provision                 (5,400)       (3,479)          (19)          3,498          (5,400)
Income tax provision                                  –             –             –               –               –
                                            -----------   -----------  ------------  --------------  --------------

Net loss                                         (5,400)       (3,479)          (19)          3,498          (5,400)
Dividends and accretion on
    preferred stock                              (2,999)            –             –               –          (2,999)
                                            -----------   -----------  ------------  --------------  --------------

Net loss attributable to                  $      (8,399)$      (3,479$          (19$          3,498$         (8,399)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                             Six months ended December 31, 2004
                                                                        (in thousands)
                                          -------------------------------------------------------------------------
                                           O’Sullivan   O’Sullivan     Guarantor     Consolidating
                                            Holdings    Industries    Subsidiaries    Adjustments     Consolidated
                                          ------------  -----------   ------------  ---------------  --------------
Net sales                                $           –$      98,590 $       30,276$               –$        128,866
Cost of sales                                        –       81,645         26,715                –         108,360
                                          ------------  -----------   ------------  ---------------  --------------

Gross profit                                         –       16,945          3,561                –          20,506

Operating expenses:
    Selling, marketing and administrative           48       20,333          3,044                –          23,425
                                          ------------  -----------   ------------  ---------------  --------------

Op
Operating income (loss)                            (48)      (3,388)           517                –          (2,919)
Other income (expense):
    Interest expense                            (4,179)     (13,314)          (252)               –         (17,745)
    Interest income                                 11            4              –                –              15
    Equity in earnings (loss) of
        subsidiary                             (16,433)         265              –           16,168               –
                                          ------------  -----------   ------------  ---------------  --------------

Income (loss) before income tax
    provision                                  (20,649)     (16,433)           265           16,168         (20,649)
Income tax provision                                 –            –              –                –               –
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss)                              (20,649)     (16,433)           265           16,168         (20,649)
Dividends and accretion on preferred
    stock                                       (9,278)           –              –                –          (9,278)
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss) attributable to        $     (29,927$     (16,433)$          265$          16,168$        (29,927)
    common stockholders
                                          ============  ===========   ============  ===============  ==============

                                                             Six months ended December 31, 2003
                                                                        (in thousands)
                                          -------------------------------------------------------------------------
                                           O’Sullivan   O’Sullivan     Guarantor     Consolidating
                                            Holdings    Industries    Subsidiaries    Adjustments     Consolidated
                                          ------------  -----------   ------------  ---------------  --------------
Net sales                                $           –$     107,682 $       29,016$               –$        136,698
Cost of sales                                        –       82,164         25,637                –         107,801
                                          ------------  -----------   ------------  ---------------  --------------

Gross profit                                         –       25,518          3,379                –          28,897

Operating expenses:
    Selling, marketing and administrative          237       18,956          2,880                –          22,073
    Casualty loss                                    –          250              –                –             250
                                          ------------  -----------   ------------  ---------------  --------------

Op
Operating income (loss)                           (237)       6,312            499                –           6,574
Other income (expense):
    Interest expense                            (3,581)     (12,601)          (456)               –         (16,638)
    Interest income                                 12           31              –                –              43
    Other financing expense, net                     –       (2,678)             –                –          (2,678)
    Equity in earnings (loss) of
        subsidiary                              (8,893)          43              –            8,850               –
                                          ------------  -----------   ------------  ---------------  --------------

Income (loss) before income tax
    provision                                  (12,699)      (8,893)            43            8,850         (12,699)
Income tax provision                                 –            –              –                –               –
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss)                              (12,699)      (8,893)            43            8,850         (12,699)
Dividends and accretion on preferred
    stock                                       (5,998)           –              –                –          (5,998)
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss) attributable to        $     (18,697$      (8,893)$           43$           8,850$        (18,697)
    common stockholders
                                          ============  ===========   ============  ===============  ==============

Condensed Consolidating Balance Sheets

                                                                       December 31, 2004
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             ’Sullivan    O’Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           – $      70,444$        7,965$              –$         78,409
    Property, plant and equipment, net                –        30,680        25,380               –          56,060
    Other assets                                    187         7,360            56               –           7,603
    Investment in subsidiaries                 (127,852)       48,595             –          79,257               –
    Goodwill                                          –        38,088        –               –          38,088
    Receivable from subsidiary - tax
        sharing agreement                        70,067             –             –         (70,067)             –
    Receivable from affiliates                    2,987             –        45,348         (48,335)             –
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (54,611)$     195,167$       78,749$        (39,145$        180,160
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
    Current liabilities                   $          10 $      30,346$        2,849$              –$         33,205
    Long-term debt                               24,109       188,472        10,000               –         222,581
    Mandatorily redeemable senior
        preferred stock                          28,731             –            –              –          28,731
    Payable to affiliates                             –        48,335            –         (48,335)             –
    Other liabilities                             6,998         3,104             –              –          10,102
    Payable to RadioShack                        70,067             –            –             –         70,067
    Payable to parent - tax sharing
        agreement                                     –        52,762        17,305         (70,067)             –
    Stockholders’ equity (deficit)             (184,526)     (127,852)       48,595          79,257        (184,526)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (54,611)$     195,167$       78,749$        (39,145$        180,160
           stockholders’ equity (deficit)
                                            ===========   ===========  ============  ==============  ==============

                                                                         June 30, 2004
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             ’Sullivan    O’Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $          – $      77,972$        8,157$              –$         86,129
    Property, plant and equipment, net             –       34,292        27,391              –          61,683
    Other assets                                    206         8,186            70             –           8,462
    Investment in subsidiaries                 (112,059)       34,364            –          77,695              –
    Goodwill                                        –        38,088             –              –          38,088
    Receivable from subsidiary - tax
        sharing agreement                        70,067            –             –         (70,067)          –
    Receivable from affiliates                    2,254            –        41,279         (43,533)              –
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (39,532)$     192,902$       76,897$        (35,905$        194,362
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
    Current liabilities                   $       3,718 $      17,889$       18,567$         (3,658$         36,516
    Long-term debt                               22,459       187,820        10,000               –         220,279
    Mandatorily redeemable senior
        preferred stock                          26,258             –             –               –          26,258
    Payable to affiliates                             –        43,533             –         (43,533)             –
    Other liabilities                             6,176         3,276             –              –           9,452
    Payable to RadioShack                        66,409            –          –              –          66,409
    Payable to parent - tax sharing
        agreement                                     –        52,443        13,966         (66,409)             –
    Stockholders’ equity (deficit)             (164,552)     (112,059)       34,364          77,695        (164,552)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (39,532)$     192,902$       76,897$        (35,905$        194,362
           stockholders’ equity (deficit)
                                            ===========   ===========  ============  ==============  ==============
Condensed Consolidating Statements of Cash Flows

                                                              Six months ended December 31, 2004
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             ’Sullivan    O’Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided (used) by:

Operating activities:                     $         687 $       1,468$        4,065$             –$          6,220
                                            -----------   -----------  ------------  --------------  --------------

Investing activities:
    Capital expenditures                              –          (383)         (120)            –            (503)
    Repayment of loans to affiliates               (733)        4,069            –          (3,336)              –
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (733)        3,686          (120)         (3,336)           (503)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                  –           733        (4,069)          3,336              –
    Proceeds from borrowings                          –         5,700             –             –           5,700
    Repayment of borrowings                           –        (5,700)            –               –          (5,700)
    Repayment of employee notes                      30             –             –               –              30
    Proceeds from issuance of common
        and preferred securities                     16             –             –               –              16
                                            -----------   -----------  ------------  --------------  --------------
        Net                                          46           733        (4,069)          3,336              46
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net increase (decrease) in cash and
        cash equivalents                              –         5,887          (124)              –           5,763
    Cash and cash equivalents, beginning
        of period                                     –         5,023           227               –           5,250
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           – $      10,910$          103$              –$         11,013
        period
                                            ===========   ===========  ============  ==============  ==============

                                                              Six months ended December 31, 2003
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             ’Sullivan    O’Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided (used) by:

Operating activities:                     $         508 $      (2,863$        7,362$              –$          5,007
                                            -----------   -----------  ------------  --------------  --------------

Investing activities:
    Capital expenditures                              –          (462)          (78)              –            (540)
    Repayment of loans to affiliates               (508)        7,083             –          (6,575)              –
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (508)        6,621           (78)         (6,575)           (540)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    –           508        (7,083)          6,575               –
    Proceeds from borrowings                          –        95,000             –               –          95,000
    Repayment of borrowings                           –       (92,265)            –               –         (92,265)
    Debt issuance costs                               –        (3,806)            –               –          (3,806)
                                            -----------   -----------  ------------  --------------  --------------
        Net                                           –          (563)       (7,083)          6,575          (1,071)
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net increase in cash and cash
        equivalents                                   –         3,195           201               –           3,396
    Cash and cash equivalents, beginning
        of period                                     –         7,878            99               –           7,977
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           – $      11,073$          300$              –$         11,373
        period
                                            ===========   ===========  ============  ==============  ==============

Note 9–Income Taxes

         O’Sullivan entered into a significant tax sharing and tax benefit reimbursement agreement with RadioShack
Corporation (O’Sullivan’s former parent) in 1994.  See Note 3 to the consolidated financial statements included in
O’Sullivan’s Annual Report on Form 10-K for the year ended June 30, 2004.  Because of the current tax benefits associated with the Section 338 election and the valuation allowance recorded in the fiscal year ended June 30, 2002,
O’Sullivan recorded no tax expense for the three and six months ended December 31, 2004 and 2003.

Note 10–Related Party Transactions

         BRS.  O’Sullivan Industries entered into a management services agreement with Bruckmann, Rosser,
Sherrill &Co., LLC (“BRS”) for strategic and financial advisory services on November 30, 1999.  The fee for these services is the greater of (a) 1% of O’Sullivan Industries’ consolidated cash flow (as defined in the indenture related to the O’Sullivan Industries senior subordinated notes) or (b) $300,000 per year.  Under the management services agreement, BRS can also receive reimbursement for expenses.

         The credit agreement, the indenture for the senior secured notes and the management services agreement all contain certain restrictions on the payment of the management fee.  The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio (as defined in the indenture for the senior subordinated notes) for O’Sullivan Industries’ most recently ended four full fiscal quarters would have been greater than 2.0 to 1.0.  Similarly, the indenture for the senior secured notes provides that payments under the management services agreement are conditional and contingent upon the fixed charge coverage ratio (as defined in the indenture for the senior secured notes) for the four most recently ended full fiscal quarters immediately preceding any payment date being at least 2.0 to 1.0.  The credit agreement prevents O’Sullivan Industries from paying fees and expenses under the management services agreement if a default or event of default exists or if one would occur as a result of the payment.  All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         The management fees and reimbursable expenses of $150,000 and $145,000 recognized in the first half of fiscal years 2005 and 2004, respectively, are included in selling, marketing and administrative expense in the accompanying consolidated statements of operations.  The accrued balance at December 31, 2004 and June 30, 2004 was $303,000 and $153,000, respectively, and is included in accrued liabilities on the consolidated balance sheet.

         Employee Loan.  At December 31, 2004, O’Sullivan held one note receivable with a balance of approximately $348,000 from an officer of O’Sullivan.  O’Sullivan loaned the officer money to purchase common stock and Series B junior preferred stock of O’Sullivan in the November 1999 recapitalization and merger.  The note bears interest at the rate of 9% per annum and matures on November 30, 2009, or earlier if there is a change of control, and is with full recourse.  The receivable is recorded on O’Sullivan’s consolidated balance sheets as an increase in stockholders’ deficit.

         Employment Agreements and Executive Stock Agreements.  In the first quarter of fiscal 2005, O’Sullivan issued stock to three executives of the Corporation pursuant to Executive Stock Agreements between O’Sullivan and each executive.  The stock was issued at fair value.  O’Sullivan issued an aggregate of 701,422 shares of its Class B common stock, 384,085 shares of its Series B junior preferred stock and 50,000 shares of its Series C junior preferred stock.  The sales prices for the shares were $0.01 per share for the Class B common stock and the Series B junior preferred stock and $0.10 per share for the Series C junior preferred stock.

Note 11–Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are fiscal 2005 – $20.2 million; fiscal 2006 – $11.3 million; fiscal
2007 – $12.3 million; fiscal 2008 – $14.5 million; and thereafter – $11.8 million.  The amount O’Sullivan estimates it will pay during fiscal 2005 has been recorded in current liabilities.  See Note 3 to the consolidated financial statements included in O’Sullivan’s Annual Report on Form 10-K for the year ended June 30, 2004.

         Litigation.  There have been no significant changes in pending litigation involving O’Sullivan since June 30,
2004, except for the House2Home litigation described below.

         In November 2001, House2Home filed for bankruptcy and eventually closed all of its stores.  House2Home filed a suit against O’Sullivan Industries in the U.S. Bankruptcy Court, Central District of California, alleging that payments made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the
Bankruptcy Code that should be recovered from O’Sullivan Industries by House2Home together with interest.  The alleged payments aggregated $700,000.  O’Sullivan Industries settled this suit in the second quarter of fiscal 2005 for a de minimis amount.

Note 12–Other Comprehensive Income

         O’Sullivan’s comprehensive income is comprised of net income (loss) and foreign currency translation adjustments.  The components of comprehensive income for the three and six month periods ended December 31 are:

                                                            Three months ended              Six months ended
                                                               December 31,                   December 31,
                                                        ---------------------------    ---------------------------
                                                                              (in thousands)
                                                                                       -----------
                                                           2004            2003           2004            2003
                                                        -----------     -----------    -----------     -----------
Net loss                                              $     (12,065)  $      (5,400) $     (20,649)  $     (12,699)
Cumulative translation adjustments                              (19)            653        640                 978
                                                        -----------     -----------    -----------     -----------
Comprehensive loss                                    $     (12,084)  $      (4,747) $     (20,009)  $     (11,721)
                                                        ===========     ===========    ===========     ===========

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

          Our net sales for the second quarter of fiscal 2005 were up about 1.5% from sales for the same quarter in fiscal 2004 as strong sales to certain customers offset declines to others, such as a major electronics chain and a major discount chain.  For the first half of fiscal 2005, our sales declined about 5.7%.  Our sales declined in the first half for several reasons:

     –   market share losses at two large retailers in the last half of fiscal 2004;

     –   a weaker than expected back-to-school selling season;

     –   increasing competition from imported furniture, particularly from China;

     –   increased competition from domestic competition due to excess capacity in the RTA furniture industry and increasing concentration of retail stores;

     –   a decline in price of the average unit sold, reflecting increased competition and a trend toward more promotional merchandise as well as the mix of products sold; and

     –   a focus by several of our retail partners toward higher price point offerings, which include products using materials other than our particleboard and laminate capabilities.

         Operating income declined to a loss of $3.2 million in the second quarter of fiscal 2005 from operating income of $2.7 million in fiscal 2004.  The decline was due to:

     –   lower gross margins due to lower production levels resulting from lower year-to-date sales and efforts to reduce our inventory levels, which unfavorably affected overhead absorption;

     –   continued high prices of raw materials, particularly particleboard; and

     –   a product mix that contained more promotionally priced, lower margin units.

         In response to the industry trends, we have taken steps to reduce costs, increase selling prices, lower our inventories and mitigate the impact of the current market challenges.  We may take similar actions in the future, which may result in asset write-downs or impairment or other charges.  See Item 3, “Quantitative and Qualitative
Disclosures about Market Risk,” for more information regarding our raw material price increases.

Outlook.

         We anticipate that the remainder of fiscal 2005 will be challenging.  We expect sales will be lower, by a percentage in the mid-single digit range, than sales in the second half of fiscal 2004.  We also anticipate that earnings will be significantly reduced by several factors including:

     –   the impact of our lower sales volume;

     –   our gross margins will continue to be reduced due to unabsorbed manufacturing overhead due to lower production levels; however, we expect the reduction will be less than that experienced in the second quarter of fiscal 2005.  The lower production levels were a part of our plan to operate with significantly lower inventory levels.  Most of the reduction was completed in the second quarter, allowing us to balance production and sales in future quarters.

     –   raw material prices, particularly particleboard prices, while moderating slightly, continue at high levels; and

     –   our product mix in fiscal 2005 will contain more promotionally priced lower margin units compared to the product mix sold in the third quarter of fiscal 2004, although the margin impact will be less than we saw in the second quarter of fiscal 2005.

New Management Team and Strategic Planning

         In May 2004, we announced the hiring of Robert S. Parker as our President and Chief Executive Officer,
followed in succeeding months by the arrival of Rick A. Walters as Executive Vice President and Chief Financial
Officer and Michael D. Orr as Executive Vice President-Operations.  Each of these gentlemen came from the
Sharpie/Calphalon Group of Newell Rubbermaid Corporation.  The new executive management team has evaluated our strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  We have developed and are implementing a strategic plan from that evaluation. Strategic initiatives that are currently underway at O’Sullivan include:

     –   creating a new sales and marketing organization to focus on targeted market segments and the key customers in those segments;

     –   evaluating all aspects of our cost structure and our new product development process in order to introduce new consumer oriented, profitable products to our customers;

     –   building a more capable and far reaching organization to source parts and products from outside the United
         States;

     –   focusing on our factories to improve their productivity and better control their costs, including the introduction of lean manufacturing training programs;

     –   improving working capital management and cash flow through better planning, reduction in required inventory levels and improving vendor and customer terms, among other things;

     –   moving our corporate headquarters from Lamar, Missouri to the Atlanta, Georgia area, which is making us more accessible to our valued customers and expand our management recruiting opportunities;

     –   adding seasoned professionals to our sales and marketing organization; and

     –   implementing a disciplined new product development program that is designed to introduce consumer oriented products that provide distinctive value.

We are implementing these initiatives and are beginning to see some results.  For example, we have

         –        completed the move of our corporate headquarters to the Atlanta, Georgia area;

         –        filled a number of vacant positions in our marketing organization;

         –        expanded our in-house sales organization to focus on building detailed growth plans and programs with our larger customers;

         –        worked with our suppliers to encourage partnering and improved product features while maintaining competitive pricing;

         –        focused on improving productivity and lowering costs; and

         –        reduced our inventory by $13.6 million since June 30, 2004.

          We have begun to see the results of our strategic initiatives; however, it will take time for the full results of these efforts to become evident.  We continue to believe these initiatives will help O’Sullivan achieve improved long-
term results.

Customer Bankruptcy

         In August 2002, Ames Department Stores, Inc. decided to close all of its stores and liquidate.  In August
2003, Ames filed suit against O’Sullivan Industries in the U.S. Bankruptcy Court, Southern District of New York
alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O’Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We have responded to the suit denying we received any preferential payments.  We are contesting this lawsuit vigorously.

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
The payments under the agreement represent additional consideration for the stock of O’Sullivan Industries and further increase the tax basis of our assets from the 1994 initial public offering when payments are made to
RadioShack.  Accordingly, we recorded the deferred tax asset created by the step-up in tax basis and the additional tax basis from the probable future payments to RadioShack.

         Additionally, we recorded the remaining maximum obligation to RadioShack pursuant to the tax sharing agreement.  The remaining maximum obligation to RadioShack was $70.1 million at December 31, 2004 and
June 30, 2004.  Future payments to RadioShack are contingent upon achieving consolidated taxable income calculated on the basis of the tax sharing agreement.

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

         See “Cautionary Statement Regarding Forward Looking Information.”

Results of Operations

         Net Sales.  Net sales for the quarter ended December 31, 2004 increased by $952,000, or 1.5%, to
$66.2 million from $65.2 million for the quarter ended December 31, 2003.  Net sales for the six months ended
December 31, 2004 decreased by $7.8 million, or 5.7%, to $128.9 million from $136.7 million for the six months ended December 31, 2003.  Our year to date sales declined in the office superstore, discount mass merchant and electronic superstore channels due to extremely competitive conditions, economic uncertainties and loss of market share noted above.  Sales in the home improvement channel increased in the second quarter, but were down for the six month period.  International sales increased for both the quarter and the year to date.  Our average price per unit declined, while the number of units increased as our product mix shifted more toward lower priced and promotional merchandise in the first half of fiscal 2005 compared to the same period in fiscal 2004.

         Gross Profit.  Gross profit decreased to $9.1 million, or 13.7% of sales, for the three month period ended
December 31, 2004, from $14.6 million, or 22.4% of sales, for the comparable prior year quarter.  The gross margin percentage for the second quarter of fiscal 2005 declined primarily because of lower production levels in the first and second quarters, higher raw material prices and changes in our product mix.  For the six months ended December 31,
2004, gross profit declined to $20.5 million, or 15.9% of sales, from $28.9 million, or 21.1% of sales.  Gross profit declined for the first half of fiscal 2005 for the same reasons as for the second quarter and because of lower sales levels.  Gross profit for the six months ended December 31, 2004 was also affected by an increase of our finished goods inventory allowance of $738,000, a decrease in our allowance for maintenance and supplies inventory of
$1.4 million and the establishment of a $600,000 reserve for expenses expected to be incurred in connection with the termination of agreements to purchase certain raw materials.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses increased to $12.2 million for the three month period ended December 31, 2004, compared to $11.6 million for the quarter ended December 31, 2003.  Selling, marketing and administrative expenses increased to 18.4% of our net sales for the fiscal 2005 second quarter compared to 17.8% of net sales in the second quarter of fiscal 2004.  Freight out expense increased due to increased direct shipments to consumers for our retail customers.  Royalty expenses increased due to royalties paid in connection with our license agreement with The Coleman Company, Inc.  Salaries, severance, relocation and recruiting expenses increased in fiscal 2005 in connection with our management changes and implementation of the new strategic plan discussed previously.  These charges were partially offset by lower advertising expenses due to lower store reset expenses as a result of the timing of product introductions and lower sales commissions.

         For the six months ended December 31, 2004, selling, marketing and administrative expenses increased
$1.4 million from $22.1 million in fiscal 2004 to $23.4 million in fiscal 2005.  The major factors contributing to the increase were higher salary, severance, relocation and recruiting expenses in connection with our management changes and implementation of the new strategic plan discussed previously, increased freight out expense and higher royalty costs, partially offset by lower advertising costs due mainly to the timing of product introductions and lower commission expenses.

         Casualty Loss.  In November 2003, a fire destroyed certain of our manufacturing equipment.  We recorded a casualty loss of $250,000 in the quarter ended December 31, 2003.  During fiscal 2004, we deferred recognition of gains resulting from estimated insurance recoveries until the insurance proceeds were realized.  Those gains were recognized in the fourth quarter of fiscal 2004.

         Depreciation and Amortization.  Depreciation and amortization expenses of $3.2 million for the second quarter of fiscal 2005 and $6.3 million year to date were slightly lower than the $3.3 million and $6.6 million of depreciation and amortization expenses for the comparable periods of fiscal 2004.

         Operating Income.  Operating loss was $3.2 million in the second quarter of fiscal 2005, or $5.9 million lower than the operating income of $2.7 million for the second quarter of fiscal 2004 due to lower production levels which adversely affected our fixed cost absorption, higher raw material costs, changes in customer mix and increased administrative expense.  For the six months ended December 31, 2004, our operating loss was $2.9 million, or $9.5 million lower than the $6.6 million operating income for the six months ended December 31, 2003.  Our operating income declined because of our lower sales levels, lower production levels which adversely affected our fixed cost absorption, changes in customer mix and increasing raw material prices.

         Net Interest Expense.  Net interest expense increased from $8.8 million in the second quarter of fiscal 2004 to $8.9 million in the second quarter of fiscal 2005.  Net interest expense increased $1.1 million from $16.6 million for the first half of fiscal 2004 to $17.7 million for the first half of fiscal 2005.  Net interest expense increased principally due to the greater interest expense on the O’Sullivan Holdings note and our senior preferred stock due to the increased principal amount of these obligations.  The following table summarizes our net interest expense:

                                                           Three months ended               Six months ended
                                                              December 31,                    December 31,
                                                      -----------------------------  ------------------------------
                                                             (in thousands)                  (in thousands)
                                                           2004            2003           2004             2003
                                                        -----------     -----------    -----------     ------------
Interest expense on senior secured notes,                                     6,276
    credit agreement, senior credit facility, industri $
    revenue bonds and senior subordinated notes       al      6,051   $              $      12,086   $       11,835
Interest income                                                  (7)            (14)           (15)             (43)
        Non-cash items:
Interest expense on O’Sullivan Holdings note                    786             700          1,536            1,367
Interest expense on mandatorily redeemable
    senior preferred stock                                    1,236           1,033          2,473            2,065
Amortization of debt discount                                   410             359            802              526
Amortization of loan fees                                       425             404            848              845
                                                        -----------     -----------    -----------     ------------
Net interest expense                                   $      8,901   $       8,758  $      17,730   $       16,595
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

         Income Tax Provision.  We recorded no tax expense in the three and six month periods ended
December 31, 2004 and 2003 because of the current tax benefits associated with the Section 338 election (See "Tax
Sharing Agreement with RadioShack") and because of the valuation allowance against our net deferred tax assets.

         Net Loss.  We incurred a net loss of $12.1 million in the second quarter of fiscal 2005 compared to a net loss of $5.4 million in fiscal 2004.  Net loss increased $8.0 million from a net loss of $12.7 million in the first half of fiscal 2004 to a net loss of $20.6 million in the first half of fiscal 2005.  The increase in the loss for both periods was due to lower operating levels, higher raw material costs and increased administrative costs.  For the first half of fiscal
2005, lower sales levels also increased the net loss.

Liquidity and Capital Resources

         We are highly leveraged and have a stockholders’ deficit of approximately $184.5 million at December 31,
2004.  Our primary sources of liquidity are cash flows from operations and borrowings under our senior credit agreement, which is discussed below.  Our liquidity requirements will be to pay our debt, including interest expense under our credit agreement and notes, to provide for working capital and capital expenditures and to pay RadioShack amounts due under the tax sharing agreement.  Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit agreement.

         Working Capital.  As of December 31, 2004, cash and cash equivalents totaled $11.0 million.  Net working capital was $45.2 million at December 31, 2004 compared to $49.6 million at June 30, 2004.

         Operating Activities.  Net cash provided by operating activities for the six months ended December 31,
2004 was $6.2 million compared to net cash provided of $5.0 million for the six months ended December 31, 2003.
Cash flow from operations increased for the following reasons.

      –    Inventories declined $13.6 million in the first half of fiscal 2005, $11.5 million more than the $2.0 million decline in the first half of fiscal 2004.

      –    Net loss in fiscal 2005 was about $8.0 million higher than in the first half of fiscal 2004.

      –    Included in net loss for fiscal 2004 were non-cash charges of $2.7 million of debt extinguishment costs, net.

      –    Accounts receivable increased only $472,000 in the first half of fiscal 2005 compared with an increase of
           $4.3 million in the first half of fiscal 2004.

      –    Accounts payable and accrued liabilities increased $4.6 million during the first half of fiscal 2004 compared to an increase of $762,000 during the first half of fiscal 2005.  Accrued interest was higher in fiscal 2005 due to the refinancing of our old senior credit facility.

         Investing Activities.  We invested $503,000 for capital expenditures for the six months ended December 31,
2004 compared to $540,000 for the prior year six month period.  We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $1.0 to $1.5 million, which we expect to fund from cash flow from operations or cash on hand.  Our ability to make future capital expenditures is limited to $10.0 million per year, with certain carryforwards, under the indenture governing our senior secured notes.

         Financing Activities.  Our net cash provided by financing activities was $46,000 in the first half of fiscal
2005 from the issuance of stock and the repayment of a loan to an employee.  In the first half of fiscal 2004, the refinancing of our old senior credit facility provided $2.5 million of cash, net of cash used to pay debt issuance related costs, while a repurchase of $4.0 million of our senior subordinated notes required $3.2 million of cash.

         Our consolidated principal amount of indebtedness at December 31, 2004 was $232.5 million, consisting of the following:

     –   a credit agreement providing for asset-based revolving credit of up to $40.0 million.  The borrowing base at
         December 31, 2004 was approximately $22.3 million.  No borrowings were outstanding under the credit agreement at December 31, 2004, although letters of credit aggregating approximately $15.2 million were outstanding under the credit agreement.  The outstanding letters of credit reduced the borrowing base to approximately $7.0 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses. The interest rate on loans under the credit agreement is a LIBOR rate plus
         2.5% or an index rate plus 1.0%.  We also pay a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.  O’Sullivan Industries - Virginia and O’Sullivan Furniture Factory
         Outlet, Inc. are also parties to the credit agreementIn connection with the execution and delivery of the credit agreement, we entered into a lockbox agreement with the agent under the agreement.  Pursuant to the agreement, we granted the agent a security interest in the cash deposited, or received in the future, in the account.  Under the terms of the lockbox agreement, the agent has control over the accounts and amounts deposited therein.  Because of the nature of the lockbox arrangement and other provisions of the credit agreement, accounting principles require any borrowings under the credit agreement to be classified as short term even though the term of the credit agreement does not expire until September 2008.

     –   $100.0 million in 10.63% senior secured notes due 2008.  We sold the notes in September 2003 at 95% of their par value, yielding $95.0 million in proceeds before issuance expenses of approximately $3.8 million.
         We used proceeds of the senior secured notes to repay the $88.7 million outstanding under our old senior credit facility and to pay issuance expenses.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O’Sullivan Industries’ capital stock) other than accounts receivable, inventory, capital stock of O’Sullivan Industries’ subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O’Sullivan Holdings, O’Sullivan Industries - Virginia and O’Sullivan Furniture
         Factory Outlet, Inc.

     –   $96.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 93,273 shares of our Class A common stock and 39,273 shares of our Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million. We issued $100.0 million of these notes in 1999 at a price of 98.046%, providing $98.0 million in cash proceeds before expenses related to the issuance.  We repurchased $4.0 million of the notes during fiscal 2004.

     –   $10.0 million in variable rate industrial revenue bonds.

     –   $26.5 million, including $11.5 million of interest added to the principal of the note, in a note issued by
         O’Sullivan Holdings with warrants to purchase 93,273 shares of our Class A common stock and 39,273 shares of our Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated indebtedness to recorded book value at December 31, 2004 is as follows:

                               onsolidated      Original
                               ndebtedness        Issue
                                                Discount        Warrants
                              C                  Net of           Net of       Recorded
                              I                 Accretion       Accretion     Book Value
                              -------------  ---------------  -------------  ------------
                                                    (in thousands)
                                             ----             --             ---

                                             ----             --             ---
Senior secured notes          $     100,000     $    (4,014)   $          –    $   95,986
Senior subordinated notes            96,000          (1,226)        (2,288)        92,486
Industrial revenue bonds             10,000                –              –        10,000
O’Sullivan Holdings note             26,483                –        (2,374)        24,109
                                -----------      -----------    -----------     ---------
Total                         $     232,483     $    (5,240)   $    (4,662)    $  222,581
                                ===========      ===========    ===========     =========

Liquidity

         We have a stockholders’ deficit of approximately $184.5 million as of December 31, 2004, incurred a net loss of $20.6 million for the six months ended  December 31, 2004 and expect to incur additional losses during the remainder of the fiscal year ending June 30, 2005.  Our net sales have declined each of the past four years.  Our sales and operating results during fiscal 2004 and the first two quarters of fiscal 2005 were impacted by a decline in the
RTA furniture market, increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, and higher raw material costs, principally particleboard and fiberboard.

         As noted above, we refinanced our previous senior credit facility on September 29, 2003.  As a result of the refinancing, we have no principal payments on debt due until October 2008.  In connection with the refinancing, we entered into the five year $40 million revolving credit agreement discussed above.  Borrowing availability under the credit agreement is subject to, among other things, a borrowing base determined by qualified inventory and accounts receivable levels, and is further reduced by outstanding letters of credit ($15.2 million at December 31, 2004).  We expect borrowing availability under the credit agreement to approximate $7 million to $12 million, after the effect of outstanding letters of credit, from January 2005 through the end of fiscal 2005.  Decreased demand for our products, as well as efforts to reduce working capital requirements, could negatively affect levels of inventory and accounts receivable and the availability of borrowings under the credit agreement.  No borrowings were outstanding under the credit agreement at December 31, 2004.

         O’Sullivan’s efforts to reduce our inventory levels are reducing the borrowing availability under the credit agreement because borrowing availability under the credit agreement is based in part on qualified inventory.
Management feels, however, that lower inventory levels will reduce cash investments in inventory and reduce inventory damage, storage costs and obsolescence.

         Our management believes that cash on hand, net cash to be generated from operations, and forecasted availability under the credit agreement will be sufficient to meet our cash needs for the next twelve months.  We were in compliance with our debt covenants at December 31, 2004 and expect to remain in compliance with these covenants during the next twelve months.  In the event that revenues are significantly below fiscal year 2005 forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures and further reduce operating costs and expenses so that we will have sufficient cash resources through the next twelve months.
However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

         See the overview section of this Management’s Discussion and Analysis of Financial Condition and Results
of Operations for a discussion of the impact of tax sharing agreement with RadioShack on our liquidity and financial condition.

         Off-balance Sheet Arrangements.    At December 31, 2004, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         As of December 31, 2004, our contractual obligations due in the future mature as follows:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Long-term debt                       $     232,483   $            –    $            –   $     232,483   $            –
Cash interest on indebtedness1             188,015           24,223            48,445          60,064           55,283
Tax benefit payments to
RadioShack2                                 70,067           25,614            24,632          19,821                –
Operating leases–unconditional               4,987            1,975             2,042             763              207
Senior preferred stock3                     44,588                –                 –               –           44,588
Other long-term obligations4                   370               66               214              90                –
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     540,510   $       51,878    $       75,333   $     313,221   $      100,078
                                       ===========     ============      ============     ===========     ============

------------------------------------

         1Assumes interest expense on the industrial revenue bonds will be $600,000 per year and that we will have no borrowings under the credit agreement.
                                       ===========     ============      ============     ===========     ============
         2Timing and amounts of payments to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the 1999 recapitalization and merger.  The amounts in the table above represent the maximum amounts payable to  RadioShack.
                                       ===========     ============      ============     ===========     ============
         3The number shown indicates the sum of the initial liquidation value plus accumulated dividends to
December 31, 2004 on the senior preferred stock.
                                       ===========     ============      ============     ===========     ============
         4Represents payments due under retirement agreements.
                                       ===========     ============      ============     ===========     ============

Critical Accounting Policies and Estimates

         Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Item 7,
"Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the
Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission on September 28, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements.  Actual results in these areas could differ from management’s estimates.  There have been no significant changes in our accounting policies and estimates during the first six months of fiscal 2005.

Legal Proceedings

         In August 2002, Ames decided to close all of its stores and liquidate.  Actual net sales to Ames in fiscal
2004 were minimal.  In August 2003, Ames Department Stores, Inc. filed suit against O’Sullivan Industries in the
U.S. Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O’Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We received the summons in this action on September 22, 2003.  We responded to the suit denying we received any preferential payments.  We are contesting this lawsuit vigorously.

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

     –   changes from anticipated levels of sales, whether due to
         –    future national or regional economic and competitive conditions, as we have seen in recent years with slower economic conditions and declines in the sales of personal computers;
         –    new domestic or foreign entrants into the industry, as with competitors and retailers sourcing products competitive with ours from overseas in recent years;
         –    customer acceptance of existing and new products, as we have experienced in recent years;
     –   lower borrowing availability under our credit agreement due to our program to reduce our inventory levels;
     –   loss of liquidity due to the arbitration panel’s opinion in RadioShack Corporation v. O’Sullivan Industries
         Holdings, Inc.;
     –   significant indebtedness that may limit our financial and operational flexibility;
     –   raw material cost increases, particularly in particleboard and fiberboard, as occurred in fiscal 2004;
     –   pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as is occurring now, or customer demand in excess of our ability to supply product;
     –   transportation cost increases, due to higher fuel costs or otherwise;
     –   loss of or reduced sales to significant customers as a result of bankruptcy, liquidation, merger, acquisition or any other reason, as occurred with the liquidation of Ames in fiscal 2003 and with the reorganization of
         Kmart beginning in fiscal 2002 and with the loss of significant business at Best Buy and a mass merchant in fiscal 2004;
     –   actions of current or new competitors, foreign or domestic, that increase competition with our products or prices, as has been occurring with imported products from China and other countries in recent years;
     –   the consolidation of manufacturers in the ready-to-assemble furniture industry;
     –   increased advertising costs associated with promotional efforts;
     –   increased interest rates;
     –   pending or new litigation or governmental regulations such as the arbitration involving RadioShack;
     –   other uncertainties which are difficult to predict or beyond our control; and
     –   the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

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

         We have market risk in interest rate exposure, primarily in the United States.  We manage interest rate exposure through our mix of fixed and floating rate debt.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  Our interest rate collar expired on March 31, 2003.  At
December 31, 2004, $10.0 million of our debt was subject to variable interest rates.  A change in interest rates of one percentage point would change our cash interest by about $100,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity price exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material prices would affect our cost of sales by approximately $1.4 million annually.

         In fiscal 2004, market prices for particleboard, our largest-cost raw material, increased about 40% to 50%, depending on thickness and origin.  Market prices for fiberboard increased about 30%.  Prices increased as demand for particleboard and fiberboard increased and because producers reduced their manufacturing capacity.  Market prices for particleboard declined slightly in the first half of fiscal 2005, while fiberboard prices declined slightly in the second quarter of fiscal 2005.  Industry sources anticipate flat to slightly lower prices for particleboard through the remainder of fiscal 2005, while fiberboard prices are expected to fluctuate slightly through June 2005.  The high prices for particleboard and fiberboard will reduce our operating margins and operating income for fiscal 2005 and perhaps beyond.

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

ITEM 4.  CONTROLS AND PROCEDURES.

         O’Sullivan maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in
O’Sullivan’s Exchange Act reports is recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to
O’Sullivan’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As of the end of the period covered by this report, O’Sullivan carried out an evaluation, under the supervision and with the participation of O’Sullivan’s management, including O’Sullivan’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of O’Sullivan’s disclosure controls and procedures.  Based on the foregoing, O’Sullivan’s Chief Executive Officer and Chief Financial Officer concluded that
O’Sullivan’s disclosure controls and procedures were effective.

         During our most recent quarter, there have been no changes in O’Sullivan’s internal controls over financial reporting identified in the evaluation described above that has materially affected or is reasonably likely to materially affect, O’Sullivan’s internal control over financial reporting.

                                          PART II  –  OTHER  INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         In November 2001 House2Home filed for bankruptcy and eventually closed all of its stores.  House2Home filed a suit against us in the U.S. Bankruptcy Court, Central District of California, alleging that payments made by
House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O’Sullivan Industries by House2Home together with interest.  The alleged payments aggregated $700,000.  We settled this suit in the second quarter of fiscal 2005 for a de minimis amount.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of stockholders of O’Sullivan was held on November 12, 2004 to elect two Class II directors.  We did not solicit proxies.  Messrs. Robert S. Parker and Harold O. Rosser were reelected as Class II directors.  Messrs. Parker and Rosser each received 1,034,611 votes for reelection; no votes were withheld.  The terms of office of Messrs. Richard D. Davidson, Richard R. Leonard and Charles Macaluso did not expire in 2004;
they continue as directors of O’Sullivan.

ITEM 6.           EXHIBITS.

         A list of exhibits required to be filed as part of this Report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                     O’SULLIVAN INDUSTRIES HOLDINGS, INC.

Date:   February 14, 2005                                 By:                   /s/ Robert S. Parker
                                                                 --------------------------------------------------

                                                                                  Robert S. Parker
                                                                                    President and
                                                                               Chief Executive Officer

Date:   February 14, 2005                                 By:                    /s/ Rick A. Walters
                                                                 -------------------------------------------------------------------------------------------------------------------

                                                                                   Rick A. Walters
                                                                            Executive Vice President and
                                                                               Chief Financial Officer
                                                                    (Principal Financial and Accounting Officer)

                                                 INDEX TO EXHIBITS

                                                                                                            Page
 Exhibit No.                                          Description                                           No.
  3.1 &4.1   Second Amended and Restated Certificate of Incorporation of O’Sullivan Holdings
              (incorporated by reference to Exhibit 3 to Current Report on Form 8-K dated May 17, 2004
              (File No. 0-28493))
  3.2 &4.2   Bylaws of O’Sullivan (incorporated by reference from Exhibit 3.2 to Annual Report on
              Form 10-K of Holdings for the fiscal year ended June 30, 2004 (File No. 0-28493))
 3.2a &4.2a  Amendment to By-laws of O’Sullivan (incorporated by reference from Exhibit 3.2a to
              Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
              (File No. 0-28493))
     4.3      Specimen Series C Junior Preferred Stock Certificate (incorporated by reference from
              Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
              (File No. 0-28493))
     4.4      Indenture dated as of November 30, 1999, by O’Sullivan Industries, as Issuer, O’Sullivan
              Industries - Virginia, as Guarantor, and Norwest Bank Minnesota, National Association, as
              Trustee, relating to O’Sullivan Industries’ $100,000,000 principal amount of 13.375%
              senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on
              Form 10-Q for the quarter ended March 31, 1999
              (File No. 0-28493))
     4.5      Warrant Agreement dated as of November 30, 1999 between O’Sullivan Industries
              Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent,
              relating to warrants to purchase 39,273 shares of O’Sullivan Industries Holdings, Inc.
              Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended March 31,
              1999 (File No. 0-28493))
     4.6      Warrant Agreement dated as of November 30, 1999 between O’Sullivan Industries
              Holdings, Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent,
              relating to warrants to purchase 93,273 shares of O’Sullivan Industries Holdings, Inc.
              common stock, including form of warrant certificate (incorporated by reference to
              Exhibit 4.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 1999
              (File No. 0-28493))
     4.7      Amended and Restated Warrant Agreement dated as of January 31, 2000 between
              O’Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchas
              39,273 shares of O’Sullivan Industries Holdings, Inc. Series B junior preferred stock,     e
              including form of warrant certificate (incorporated by reference to Exhibit 4.7 to Quarterl
              Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))            y
     4.8      Amended and Restated Warrant Agreement dated as of January 31, 2000 between
              O’Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchas
              93,273 shares of O’Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form
              10-Q for the quarter ended December 31, 1999 (File No. 0-28493))                           e
     4.9      Indenture dated as of September 29, 2003 between O’Sullivan Industries and each of the guarantors party thereto and The Bank of New York, as Trustee, including form of Notes
              (incorporated by reference to Exhibit 4 to Current Report on Form 8-K dated September 29,
              2003 (File No. 333-31282))

                                                                                                            Page
     10.1     Severance Agreement between O’Sullivan Industries and Richard D. Davidson dated as of
              August 13, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O’Sullivan Industries dated October 14, 2004 (File No. 333-31282))
     10.2     Severance Agreement between O’Sullivan Industries and Thomas M. O’Sullivan, Jr. dated as of August  13, 2004 (incorporated by reference to Exhibit 10.2 to Current Report on
              Form 8-K of O’Sullivan Industries dated October 14, 2004 (File No. 333-31282))
     10.3     Severance Agreement between O’Sullivan Industries and E. Thomas Riegel dated as of
              August 18, 2004 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K of O’Sullivan Industries dated October 14, 2004 (File No. 333-31282))
     10.4     Severance Agreement between O’Sullivan Industries and Michael P. O’Sullivan dated as of
              October 28, 2004 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O’Sullivan dated December 13, 2004 (File No. 333-31282))
     10.5     Schedule of outside director fees (incorporated by reference to Exhibit 10.4 to Quarterly
              Report on Form 10-Q of O’Sullivan for the quarter ended September 30, 2004
              (File No. 0-28493))
     10.6     O’Sullivan Industries Holdings, Inc. 2004 Class A Common Stock Option Plan
              (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O’Sullivan
              dated November 22, 2004 (File No. 0-28493))
     10.7     Form of common stock option agreement (incorporated by reference to Exhibit 10.2 to
              Current Report on Form 8-K of O’Sullivan dated December 13, 2004 (File No. 0-28493))
     10.8     Description of compensation arrangements with an executive officer of O’Sullivan                   32
     31.1     Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act
              2002                                                                                       of      33
     31.2     Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act
              2002                                                                                       of      34
     32.1     Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                          35
     32.2     Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted            36
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002