Form 10-Q
period 2005-03-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2005-05-16
CIK 915354

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
                                          SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2005

                                                        OR

                           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from _____________ to _________________

                                          Commission file number: 0-28493

                                       O'Sullivan Industries Holdings, Inc.
                              (Exact name of registrant as specified in its charter)

                              Delaware                                                    43-1659062
   (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

         10 Mansell Court East, Suite 100, Roswell, Georgia                                  30076
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

         As of May 10, 2005, 1,356,791 shares of Class A common stock, par value $0.01 per share, and 701,422 shares of Class B common stock, par value $0.01 per share, of O'Sullivan Industries Holdings, Inc. were outstanding.

------------------------------------------------------------------------------------------------------------------------

                                                        -1-

                                            PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                   O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                           UNAUDITED CONSOLIDATED BALANCE SHEETS
                                           (in thousands, except for share data)
                                                                                               March 31,        June 30,
                                           Assets                                                2005             2004
                                                                                            ---------------  --------------
Current assets:
   Cash and cash equivalents                                                                 $        4,584    $      5,250
   Trade receivables, net of allowance for doubtful accounts of $1,947 and $2,144,
        respectively                                                                                 29,067          22,579
   Inventories, net                                                                                  39,893          55,071
   Prepaid expenses and other current assets                                                          2,455           3,229
                                                                                              -------------     -----------
           Total current assets                                                                      75,999          86,129

Property, plant and equipment, net                                                                   53,666          61,683
Other assets                                                                                          7,102           8,462
Goodwill, net of accumulated amortization                                                            38,088          38,088
                                                                                              -------------     -----------
                Total assets                                                                 $      174,855    $    194,362
                                                                                              =============     ===========

                           Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                                                          $       11,787    $      8,199
   Accrued advertising                                                                                9,670           9,422
   Accrued liabilities                                                                               16,463          15,237
   Payable to RadioShack                                                                                  –           3,658
                                                                                              -------------     -----------
           Total current liabilities                                                          37,920                 36,516

Long-term debt                                                                                      223,016         220,279
Mandatorily redeemable senior preferred stock                                                        30,084          26,258
Other liabilities                                                                                    11,229           9,452
Payable to RadioShack                                                                                70,067          66,409
                                                                                              -------------     -----------
                Total liabilities                                                                   372,316         358,914

Commitments and contingent liabilities (Notes 10, 11 and 12)

Stockholders' deficit:
   Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
       none issued                                                                                        –               –
   Junior preferred stock, Series B, $0.01 par value; at issue price including accumulated dividends; 997,503.81 and 1,000,000 shares authorized at March 31,
       2005 and June 30, 2004, respectively; 933,033.13 and 529,009.33 shares issued and
       outstanding at March 31, 2005 and June 30, 2004, respectively                                110,643          98,097
   Junior preferred stock, Series C, $0.01 par value; at issue price; 50,000 shares authorized, 50,000 and none shares issued at March 31, 2005 and June 30, 2004,
       respectively                                                                                       1               –
   Class A common stock, $0.01 par value; 2,000,000 shares authorized; 1,368,000 issued; and 1,356,791 and 1,368,000 outstanding at March 31, 2005 and June 30,
       2004, respectively                                                                                14              14
   Class B common stock, $0.01 par value; 1,000,000 shares authorized, 701,422
       and none shares issued at March 31, 2005 and June 30, 2004, respectively                           7               –
   Additional paid-in capital                                                                        13,057          13,053
   Retained deficit                                                                                (323,321)       (276,910)
   Notes receivable from employees                                                                        –            (367)
   Treasury stock, at cost; 11,208.75 and none shares of Class A common stock at
       March 31, 2005 and June 30, 2004, respectively                                                     –               –
   Accumulated other comprehensive income                                                             2,138           1,561
                                                                                              -------------     -----------
           Total stockholders' deficit                                                             (197,461)       (164,552)
                                                                                              -------------     -----------
                Total liabilities and stockholders' deficit                                  $      174,855    $    194,362
                                                                                              =============     ===========

                  The accompanying notes are an integral part of these consolidated financial statements.
                                                                                              =============     ===========

                              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands)

                                                             Three months ended             Nine months ended
                                                                 March 31,                      March 31,
                                                         --------------------------     --------------------------
                                                             2005          2004             2005          2004
                                                         ------------  ------------     ------------  ------------

Net sales                                               $      68,543 $      73,239    $     197,409 $     209,937
Cost of sales                                                  60,939        57,797          169,299       165,598
                                                         ------------  ------------     ------------  ------------

Gross profit                                                    7,604        15,442           28,110        44,339
                                                         ------------  ------------     ------------  ------------

Operating expenses:
   Selling, marketing and administrative                       11,409        12,143           34,834        34,216
   Restructuring charge                                           357             –              357             –
   Casualty loss                                                    –             –                –           250
                                                         ------------  ------------     ------------  ------------

Operating income (loss)                                        (4,162)        3,299           (7,081)        9,873

Other income (expense):
   Interest expense                                            (9,060)       (8,648)         (26,805)      (25,286)
   Interest income                                                  2            10               17            53
   Debt extinguishment costs, net                                   –             –                –        (2,678)
                                                         ------------  ------------     ------------  ------------

Loss before income tax provision                              (13,220)       (5,339)         (33,869)      (18,038)
Income tax provision                                                –             –                –             –
                                                         ------------  ------------     ------------  ------------

Net loss                                                      (13,220)       (5,339)         (33,869)      (18,038)
Dividends on Series B junior preferred stock                   (3,762)       (3,209)         (13,040)       (9,207)
                                                         ------------  ------------     ------------  ------------

Net loss attributable to common stockholders            $     (16,982)$      (8,548)   $     (46,909)$     (27,245)
                                                         ============  ============     ============  ============

             The accompanying notes are an integral part of these consolidated financial statements.

                              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                            Nine months ended
                                                                                                March 31,
                                                                                         ------------------------
                                                                                            2005          2004
                                                                                         ----------    ----------

Cash flow provided (used) by operating activities:
   Net loss                                                                           $     (33,869) $    (18,038)
   Adjustments to reconcile net loss to net cash provided (used)
       by operating activities:
           Depreciation and amortization                                                      8,931         9,685
           Amortization of debt issuance cost                                                 1,273         1,263
           Amortization of debt discount and accrued interest on O'Sullivan
                Holdings note                                                                 3,568         2,982
           Interest and accretion on mandatorily redeemable senior preferred stock            3,826         3,195
           Settlement of notes receivable from employees                                        283             –
           Bad debt expense (recoveries)                                                       (265)          101
           Gain (loss) on disposal of assets                                                     16           (81)
           Debt extinguishment costs, net                                                         –         2,678
           Accrual of special payment on options to purchase Series A junior
                preferred stock                                                               1,210         1,053
   Changes in assets and liabilities:
           Trade receivables, net                                                            (6,223)       (2,646)
           Inventories, net                                                                  15,178          (189)
           Other assets                                                                         774           143
           Accounts payable and accrued liabilities                                           5,217        12,333
                                                                                         ----------    ----------
Net cash provided (used) by operating activities                                                (81)       12,479

Cash flow used for investing activities:
   Capital expenditures                                                                        (631)       (1,538)
                                                                                         ----------    ----------

Cash flow provided (used) for financing activities:
   Proceeds from borrowings on revolving credit debt                                          5,700             –
   Repayment of revolving credit debt                                                        (5,700)            –
   Proceeds from borrowings                                                                       –        95,000
   Extinguishment of borrowings                                                                   –       (92,265)
   Debt issuance costs                                                                            –        (4,030)
   Repayment of notes receivable from employees                                                  30             –
   Proceeds from issuance of common and preferred securities                                     16             –
                                                                                         ----------    ----------
Net cash flow provided (used) for financing activities                                           46        (1,295)

Net increase (decrease) in cash and cash equivalents                                           (666)        9,646
Cash and cash equivalents, beginning of period                                                5,250         7,977
                                                                                         ----------    ----------
Cash and cash equivalents, end of period                                              $       4,584  $     17,623
                                                                                         ==========    ==========

Non-cash investing and financing activities:
   Capital expenditures included in accounts payable                                  $          72  $        170
   Dividends accrued but not paid                                                            13,040         9,207
        The accompanying notes are an integral part of these consolidated financial statements.

                                    O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                            UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           For the nine months ended March 31, 2005
                                                        (in thousands)

                                                           eries C junior                                            dditional
                                       Series B junior    Sreferred stock   Class A common     Class B common        paid-in
                                       preferred stock    p                      stock              stock           Acapital
                                      ------------------  ---------------- ----------------- -------------------    ----------
                                      Shares    Dollars   Shares  Dollars  Shares   Dollars  Shares     Dollars
                                      -------   --------  ------  -------- -------  -------- -------   ---------    ----------

Balance, June 30, 2004                    529 $   98,097       –$        –   1,368$       14       – $         –  $     13,053
   Net loss
   Cumulative translation adjustments
   Loans to employees–interest income
   Reduction of employee loans
   Issuance of Series C junior preferr
       stock                          ed                      50         1                                                   4
   Issuance of Series B junior preferr
       stock                          ed  406          4
   Purchase and retirement of Series B
        junior preferred stock             (2)      (498)
   Issuance of Class B common stock                                                                                        707
   Acquisition of treasury shares                                              (11)        –
   Dividends on Series B junior
       preferred stock                            13,040
                                      -------   --------  ------  -------- -------  -------- -------   ---------    ----------
Balance, March 31, 2005                   933 $  110,643      $0$        1   1,357$       14                            13,057
                                      =======   ========  ======  ======== =======  ========           ---------    ----------

                                      =======   ========          ======== =======  ========           ---------

                                                          Notes        reasury shares,     Accumulated     otal stock   Compre
                                                       receivable      Class A common         other        holders'     hensive
                                          Retained        from              stock         comprehensive     deficit     income
                                          deficit       employees     T                      income       T          -  (loss)
                                        ------------  -------------                      ---------------  -----------  ---------

                                      --------------  ---------------------------------                                ---------
                                                                      Shares   Dollars
                                        ------------  -------------   ------  ---------  ---------------  -----------  ---------

Balance, June 30, 2004                $     (276,910$          (367)       –$         –$           1,561$    (164,552)
   Net loss                                  (33,869)                                                         (33,869$   (33,869)
   Cumulative translation adjustments                                                                577          577        577
   Loans to employees–interest income                           (11)                                              (11)
   Reduction of employee loans                                  378                                               378
   Issuance of Series C junior preferr
       stock                          ed                                                                            5
   Issuance of Series B junior preferr
       stock                          ed                                                                            4
   Retirement of Series B junior
       preferred stock                           498                                                                –
   Issuance of Class B common stock                                                                                 7
   Acquisition of treasury shares                                         11          –                             –
   Dividends on Series B junior
       preferred stock                       (13,040)                                                               –
                                        ------------  -------------   ------  ---------  ---------------  -----------  ---------
Balance, March 31, 2005               $     (323,321$             –       11$         –$           2,138$    (197,461$   (33,292)
                                        ============  =============   ======  =========  ===============  ===========  =========

                                        ============  =============           =========  ===============  ===========  =========
                    The accompanying notes are an integral part of these consolidated financial statements.
                                        ============  =============           =========  ===============  ===========  =========

                                      O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.
                              NOTES  TO UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
                                                  March 31, 2005

Note 1–Basis of Presentation

         The unaudited consolidated financial statements of O'Sullivan Industries Holdings, Inc. and subsidiaries
("O'Sullivan") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X.
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

Note 2–Liquidity

         O'Sullivan has a stockholders' deficit of approximately $197.5 million as of March 31, 2005, incurred a net loss of $33.9 million for the nine months ended March 31, 2005 and expects to incur additional losses during the remainder of the fiscal year ending June 30, 2005 and during fiscal 2006.  O'Sullivan's net sales have declined each of the past four years.  O'Sullivan's sales and operating results during fiscal 2004 and the first three quarters of fiscal
2005 were impacted by increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, unfavorable manufacturing overhead variances incurred from lower operating levels due to lower sales and execution of its inventory reduction plan and higher raw material costs, principally particleboard and fiberboard.  The third quarter of fiscal 2005 and fiscal 2005 year to date results of operations have also been adversely affected by an increase in O'Sullivan's reserves for raw materials and work-in-process inventories of $3.6 million and by charges and expenses aggregating $1.5 million in connection with the closing of its Australian operations.

         O'Sullivan has recently added several new key members to its executive management team.  The new executive management team has evaluated O'Sullivan's strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  Management has developed and is implementing a strategic plan developed from that evaluation.  O'Sullivan refinanced its previous senior credit facility on September 29, 2003.  As a result of the refinancing, O'Sullivan has no principal payments on debt due until October 2008.  In connection with the refinancing, O'Sullivan entered into a five year $40 million revolving credit agreement.  Borrowing availability under the credit agreement is subject to, among other things, a borrowing base determined by qualified inventory and accounts receivable levels, and is further reduced by outstanding letters of credit.  O'Sullivan expects borrowing availability under the credit agreement to approximate $8.5 million to $10 million, after the effect of outstanding letters of credit, from April 2005 through the end of fiscal 2005.  Decreased demand for O'Sullivan products, as well as efforts to reduce working capital requirements, could negatively affect levels of inventory and accounts receivable and thus the borrowing availability under the credit agreement.  No borrowings were outstanding under the credit agreement at March 31, 2005.

         O'Sullivan management believes that cash on hand, net cash to be generated from operations, and forecasted availability under the credit agreement will be sufficient to meet O'Sullivan's cash needs for the next twelve months.
O'Sullivan was in compliance with its debt covenants at March 31, 2005 and expects to remain in compliance with these covenants during the next twelve months.  In the event that revenues are significantly below fiscal year 2005 or fiscal year 2006 forecasted revenues, O'Sullivan believes it has the ability to reduce or delay discretionary expenditures and further reduce operating costs and expenses so that it will have sufficient cash resources through the next twelve months.  However, there can be no assurance that O'Sullivan will be able to adjust its costs in sufficient time to respond to revenue shortfalls, should that occur.

Note 3–New Accounting Standards

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial
Accounting Standards ("SFAS") No. 123(R) ("SFAS 123(R)").  SFAS 123(R) revised SFAS 123, Accounting for
Stock-Based Compensation, and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  O'Sullivan will adopt this standard for fiscal 2006 which begins on July 1,
2005.  O'Sullivan is currently evaluating the impact of SFAS 123(R) on its consolidated financial statements and has not yet selected a transition method for adopting this standard.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43,
Chapter 4 ("SFAS 151").  The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges.
SFAS 151 also requires that allocation of fixed production overheads to the costs of inventory conversion be based on normal capacity of the production facilities.  O'Sullivan will adopt this accounting standard on July 1, 2005.
O'Sullivan is currently evaluating the financial statement impact of the adoption of SFAS 151.

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

                                                            Three months ended            Nine months ended
                                                                 March 31,                    March 31,
                                                        ---------------------------    ------------------------
                                                           2005            2004           2005         2004
                                                        -----------     -----------    -----------  -----------
                                                                            (in thousands)
                                                                        -----------    -----------  -----------
Net loss as reported                                  $     (13,220)  $      (5,339) $     (33,869$     (18,038)
Less:  total stock-based compensation expense
      determined under fair value method for all stock
      options, net of related income tax                          –               –             (3)          (3)
                                                        -----------     -----------    -----------  -----------
Pro forma net loss                                    $     (13,220)  $      (5,339) $     (33,872$     (18,041)
                                                        ===========     ===========    ===========  ===========

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

         Effective November 18, 2004, the Board of Directors of O'Sullivan approved a new 2004 Class A Common
Stock Option Plan providing for the issuance of options to purchase up to 93,182 shares of Class A common stock, par value $0.01 per share, subject to adjustment.  Under the plan, options may be granted to executives and other key employees of O'Sullivan and its subsidiaries.  The plan will be administered by the Compensation Committee of
O'Sullivan's Board of Directors, which will set the terms for each option agreement.  Option terms may extend no longer than ten years, and exercise prices must be at least fair market value on the date of grant of the stock option.
Vesting terms will be subject to the attainment of certain performance targets, the passage of time or otherwise;
provided, however, that all shares will vest upon a sale, merger or change in control of O'Sullivan.  The
Compensation Committee will designate options as incentive stock options or non-qualified stock options at the time of grant.  An option holder may pay the exercise price for options exercised in cash, in shares of previously owned common stock of O'Sullivan or by a reduction in the number of shares to be received by the exercising option holder.
Any applicable withholding taxes must be paid in cash, by delivery of previously owned shares or by a reduction in the number of shares to be received by the exercising option holder.

         In November 2004, the Compensation Committee granted incentive stock options to purchase 48,000 shares of Class A common stock at an exercise price of $0.01 per share, which is the estimated fair value of the underlying common stock at the date of grant.  The options vest in five annual installments beginning on the first anniversary of the date of grant of the option and expire on the tenth anniversary of the date of grant.  None of these options were exercisable at March 31, 2005.

Note 5–Shipping and Handling Costs

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the third quarter of fiscal 2005 and fiscal 2004 were approximately
$2.1 million and $2.1 million, respectively.  Freight out costs in the nine months ended March 31, 2005 and 2004 were $6.1 million and $5.3 million, respectively.

Note 6–Inventory

         Inventory, net, consists of the following:

                                March 31,     June 30,
                                  2005          2004
                              -------------  -----------
                                     (in thousands)
                                             --
Finished goods                $      23,815  $    36,645
Work in process                       5,254        4,817
Raw materials                         6,582       10,503
Maintenance and supplies              4,242        3,106
                                -----------    ---------
                              $      39,893  $    55,071
                                ===========    =========

         During the quarter ended March 31, 2005, O'Sullivan increased its reserve for raw materials and work-in-
process inventories by $3.6 million.  In addition, in connection with the closing of its Australian operations,
O'Sullivan increased its reserve for finished goods inventory located in Australia by $1.2 million.  See Note 8.  In the first quarter, O'Sullivan decreased its allowance for maintenance and supplies inventory by approximately $1.4 million.

Note 7–Accrued Liabilities

         Accrued liabilities consist of the following:

                               March 31,      June 30,
                                  2005          2004
                              ------------  ------------
                                     (in thousands)
                                            ---
Accrued interest              $      8,356   $     7,684
Accrued compensation                 5,930         6,515
Other                                2,177         1,038
                                ----------     ---------
                              $     16,463   $    15,237
                                ==========     =========

Note 8–Closing of Australian Operations

         In February 2005, O'Sullivan decided to close its Australian operations.  The decision was made based on an assessment of the business and the determination that sales in the region were not sufficient to support the infrastructure required.  In the closure of the sales office, warehouse and two retail stores of this operation, the employment of approximately 17 employees has been or will be severed.  The winding down of the operations is expected to be completed by the end of the first quarter of fiscal 2006.

          As a result of the closing of the Australian operations, O'Sullivan expects to incur expenses between
$1.6 million and $2.0 million.  Of this amount, between $400,000 and $700,000 will represent cash charges related to severance, termination of leases and other agreements and costs to administer the winding down of these operations.  In the quarter ended March 31, 2005, O'Sullivan recorded $1.5 million of expenses, of which $357,000 was a cash charge reflected in restructuring charge on our consolidated statement of income.  The remainder was a non-cash charge of $1.2 million in the third quarter of fiscal 2005 as a reserve against inventories in Australia and is included in cost of sales.  At March 31, 2005, O'Sullivan had paid the employee termination benefits and administrative and other costs appearing in the restructuring charge.  O'Sullivan expects the majority of the lease termination expenses will be paid, and the inventory reserves will be depleted, by the end of the first quarter of fiscal
2006.

         The components of the exit costs for the nine months ended March 31, 2005 were as follows:

                                                            Paid or       Remaining
                                           Charges         incurred       eserve at
                                           through          through       March 31,
                                          March 31,        March 31,        2005
              Exit Costs                    2005             2005        r
---------------------------------------  -----------      -----------    -----------
                                                      (in thousands)
                                         -----------      -----------    -----------
Inventory reserves                     $       1,182    $      –       $    1,182
Employee termination benefits                     97          97              –
Lease termination expenses                       121           –             121
Administrative and other costs                   139          139             –
                                         -----------      -----------    -----------
Total                                  $       1,539          236      $    1,303
                                         ===========      ===========    ===========

Note 9–Condensed Consolidating Financial Information

         In September 2003, O'Sullivan Industries issued $100.0 million of 10.63% senior secured notes due in
October 2008.  These notes are secured by substantially all the assets of O'Sullivan Industries and its guarantor subsidiaries O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.  The senior secured notes are also guaranteed by O'Sullivan.  The guarantees are full and unconditional.  Security for the senior secured notes includes first priority liens and security interests in the stock of O'Sullivan Industries.  In the third quarter of fiscal
2004, O'Sullivan exchanged the senior secured notes issued in September 2003 for notes with substantially identical terms and associated guarantees.  The exchange notes have been registered under the Securities Act of 1933, as amended.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations.

Condensed Consolidating Statements of Operations

                                                               Three months ended March 31, 2005
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           – $      48,213$       20,330$              –$         68,543
Cost of sales                                         –        43,116        17,823               –          60,939
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          –         5,097         2,507               –           7,604

Operating expenses:
    Selling, marketing and administrative            74         9,145         2,190               –          11,409
    Restructuring charge                              –           357             –               –             357
                                            -----------   -----------  ------------  --------------  --------------

Operating income (loss)                             (74)       (4,405)          317               –          (4,162)
Other income (expense):
    Interest expense                             (2,242)       (6,667)         (151)              –          (9,060)
    Interest income                                   –             2             –               –               2
    Equity in gain (loss) of subsidiaries       (10,904)          166             –          10,738               –
                                            -----------   -----------  ------------  --------------  --------------

Income (loss) before income tax
    provision                                   (13,220)      (10,904)          166          10,738         (13,220)
Income tax provision                                  –             –             –              –               –
                                            -----------   -----------  ------------  --------------  --------------

Net income (loss)                               (13,220)      (10,904)          166          10,738         (13,220)
Dividends on Series B junior preferred
    stock                                        (3,762)            –             –               –          (3,762)
                                            -----------   -----------  ------------  --------------  --------------

Net income (loss) attributable to common  $     (16,982)$     (10,904$          166$         10,738$        (16,982)
    stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                               Three months ended March 31, 2004
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                  $          – $      62,217$       11,022$              –$         73,239
Cost of sales                                         –        47,685        10,112               –          57,797
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          –        14,532           910               –          15,442

Operating expenses:
    Selling, marketing and administrative           119        10,840         1,184               –          12,143
                                            -----------   -----------  ------------  --------------  --------------

Operating income (loss)                            (119)        3,692          (274)              –           3,299
Other income (expense):
    Interest expense                             (1,920)       (6,504)         (224)              –          (8,648)
    Interest income                                   6             4             –               –              10
    Equity in loss of subsidiaries               (3,306)         (498)            –          3,804               –
                                            ----------   -----------  ------------  --------------  --------------

Loss before income tax provision                 (5,339)       (3,306)         (498)          3,804          (5,339)
Income tax provision                                  –             –            –               –               –
                                            -----------   -----------  ------------  --------------  --------------

Net loss                                         (5,339)       (3,306)         (498)          3,804          (5,339)
Dividends on Series B junior preferred
    stock                                        (3,209)            –             –           –          (3,209)
                                            -----------   -----------  ------------  --------------  --------------

Net loss attributable to common            $     (8,548)$      (3,306$         (498$          3,804$         (8,548)
    stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                              Nine months ended March 31, 2005
                                                                        (in thousands)
                                          -------------------------------------------------------------------------
                                           O'Sullivan   O'Sullivan     Guarantor     Consolidating
                                            Holdings    Industries    Subsidiaries    Adjustments     Consolidated
                                          ------------  -----------   ------------  ---------------  --------------
Net sales                                $           –$     146,803 $       50,606$               –$        197,409
Cost of sales                                        –      124,761         44,538                –         169,299
                                          ------------  -----------   ------------  ---------------  --------------

Gross profit                                         –       22,042          6,068                –          28,110

Operating expenses:
    Selling, marketing and administrative          122       29,478          5,234                –          34,834
    Restructuring charge                                        357                                             357
                                          ------------  -----------   ------------  ---------------  --------------

Op
Operating income (loss)                           (122)      (7,793)           834                –          (7,081)
Other income (expense):
    Interest expense                            (6,421)     (19,981)          (403)               –         (26,805)
    Interest income                                 11            6              –                –              17
    Equity in earnings (loss) of
        subsidiaries                           (27,337)         431              –           26,906               –
                                          ------------  -----------   ------------  ---------------  --------------

Income (loss) before income tax
    provision                                  (33,869)     (27,337)           431           26,906         (33,869)
Income tax provision                                 –            –              –               –               –
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss)                              (33,869)     (27,337)           431           26,906         (33,869)
Dividends on Series B junior preferred
    stock                                      (13,040)           –              –                –         (13,040)
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss) attributable to        $     (46,909$     (27,337)$          431$          26,906$        (46,909)
    common stockholders
                                          ============  ===========   ============  ===============  ==============

                                                              Nine months ended March 31, 2004
                                                                        (in thousands)
                                          -------------------------------------------------------------------------
                                           O'Sullivan   O'Sullivan     Guarantor     Consolidating
                                            Holdings    Industries    Subsidiaries    Adjustments     Consolidated
                                          ------------  -----------   ------------  ---------------  --------------
Net sales                                $           –$     169,899 $       40,038$               –$        209,937
Cost of sales                                        –      129,849         35,749                –         165,598
                                          ------------  -----------   ------------  ---------------  --------------

Gross profit                                         –       40,050          4,289                –          44,339

Operating expenses:
    Selling, marketing and administrative          356       29,796          4,064                –          34,216
    Casualty loss                                    –          250              –                –             250
                                          ------------  -----------   ------------  ---------------  --------------

Op
Operating income (loss)                           (356)      10,004            225                –           9,873
Other income (expense):
    Interest expense                            (5,501)     (19,105)          (680)               –         (25,286)
    Interest income                                 18           35              –                –              53
    Debt extinguishment costs, net                   –       (2,678)             –                –          (2,678)
    Equity in loss of subsidiaries             (12,199)        (455)             –           12,654               –
                                          ------------  -----------   ------------  ---------------  --------------

Loss before income tax provision               (18,038)     (12,199)          (455)          12,654         (18,038)
Income tax provision                                 –            –              –                –               –
                                          ------------  -----------   ------------  ---------------  --------------

Net loss                                       (18,038)     (12,199)          (455)          12,654         (18,038)
Dividends on Series B junior preferred
    stock                                       (9,207)           –             –               –          (9,207)
                                          ------------  -----------   ------------  ---------------  --------------

Net loss attributable to common          $     (27,245$     (12,199)$         (455$          12,654$        (27,245)
    stockholders
                                          ============  ===========   ============  ===============  ==============

Condensed Consolidating Balance Sheets

                                                                        March 31, 2005
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           – $      67,002$        8,997$              –$         75,999
    Property, plant and equipment, net                –        29,291        24,375               –          53,666
    Other assets                                    177         6,876            49               –           7,102
    Investment in subsidiaries                 (138,819)       48,445             –          90,374               –
    Goodwill                                          –        38,088             –               –         38,088
    Receivable from subsidiary - tax
        sharing agreement                        70,067             –             –        (70,067)              –
    Receivable from affiliates                    3,634             –        45,917         (49,551)              –
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (64,941)$     189,702$       79,338$        (29,244$        174,855
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities                   $          10 $      34,322$        3,588$              –$ 37,920
    Long-term debt                               24,194       188,822        10,000               –        223,016
    Mandatorily redeemable senior
        preferred stock                          30,084             –             –               –         30,084
    Payable to affiliates                             –        49,551             –         (49,551)             –
    Other liabilities                             8,165         3,064             –               –         11,229
    Payable to RadioShack                        70,067            –             –              –      70,067
    Payable to parent - tax sharing
        agreement                                     –       52,762        17,305         (70,067)              –
    Stockholders' equity (deficit)             (197,461)     (138,819)       48,445          90,374        (197,461)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (64,941)$     189,702$       79,338$        (29,244$        174,855
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
                                            ===========   ===========  ============  ==============  ==============
Condensed Consolidating Statements of Cash Flows

                                                               Nine months ended March 31, 2005
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided (used) by:

Operating activities:                     $       1,334 $      (6,145$        4,730$              –$            (81)
                                            -----------   -----------  ------------  --------------  --------------

Investing activities:
    Capital expenditures                              –          (463)         (168)             –           (631)
    Repayment of loans to affiliates             (1,380)        4,638             –         (3,258)              –
                                            -----------   -----------  ------------  --------------  --------------
        Net                                      (1,380)        4,175          (168)         (3,258)           (631)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    –         6,081        (4,638)         (1,443)              –
    Proceeds from revolving credit debt               –         5,700             –              –           5,700
    Repayment of revolving credit debt               –        (5,700)            –               –          (5,700)
    Repayment of employee notes                      30             –             –               –              30
    Proceeds from issuance of common
        and preferred securities                     16             –            –              –              16
                                            -----------   -----------  ------------  --------------  --------------
        Net                                          46         6,081        (4,638)         (1,443)             46
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net increase (decrease) in cash and
        cash equivalents                              –         4,111           (76)         (4,701)           (666)
    Cash and cash equivalents, beginning
        of period                                     –         5,023           227               –           5,250
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           – $       9,134$          151$               $          4,584
        period                                                                               (4,701)
                                            ===========   ===========  ============  ==============  ==============

                                                               Nine months ended March 31, 2004
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided by
    operating activities:                 $         786         3,682         8,011$              –$         12,479
                                            -----------   -----------  ------------  --------------  --------------
Investing activities:
    Capital expenditures                              –        (1,388)         (150)              –         (1,538)
    Repayment of loans to affiliates               (786)        7,757             –          (6,971)              –
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (786)        6,369          (150)         (6,971)         (1,538)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    –           786        (7,757)          6,971               –
    Proceeds from borrowings                          –       95,000             –               –          95,000
    Repayment of borrowings                           –      (92,265)            –              –         (92,265)
    Debt issuance costs                              –        (4,030)            –              –          (4,030)
                                            -----------   -----------  ------------  --------------  --------------
        Net                                           –          (509)       (7,757)          6,971          (1,295)
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net increase in cash and cash
        equivalents                                   –         9,542           104               –           9,646
    Cash and cash equivalents, beginning
        of period                                     –         7,878            99               –           7,977
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           – $      17,420$          203$             –$         17,623
        period
                                            ===========   ===========  ============  ==============  ==============

Note 10–Income Taxes

         O'Sullivan entered into a significant tax sharing and tax benefit reimbursement agreement with RadioShack
Corporation (O'Sullivan's former parent) in 1994.  See Note 3 to the consolidated financial statements included in
O'Sullivan's Annual Report on Form 10-K for the year ended June 30, 2004.  Because of the current tax benefits associated with the Section 338 election and the valuation allowance recorded in the fiscal year ended June 30, 2002,
O'Sullivan recorded no tax income expense for the three and nine months ended March 31, 2005 and 2004.

Note 11–Related Party Transactions

         BRS.  O'Sullivan Industries entered into a management services agreement with Bruckmann, Rosser,
Sherrill & Co., LLC ("BRS"), an affiliate of the holder of a majority of O'Sullivan's voting common stock, for strategic and financial advisory services on November 30, 1999.  The fee for these services is the greater of (a) 1%
of O'Sullivan Industries' consolidated cash flow (as defined in the indenture related to the O'Sullivan Industries senior subordinated notes) or (b) $300,000 per year.  Under the management services agreement, BRS can also receive reimbursement for expenses.

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

         The management fees and reimbursable expenses of $225,000 and $212,000 recognized in the first nine months of fiscal years 2005 and 2004, respectively, are included in selling, marketing and administrative expenses in the accompanying consolidated statements of operations.  The accrued balance at March 31, 2005 and June 30, 2004 was $378,000 and $153,000, respectively, and is included in accrued liabilities on the consolidated balance sheet.

         Employee Loan.  O'Sullivan held a note receivable with a balance of approximately $348,000 from an officer of O'Sullivan in January 2005.  O'Sullivan loaned the officer money to purchase common stock and Series B junior preferred stock of O'Sullivan in the November 1999 recapitalization and merger.  The receivable was recorded on O'Sullivan's consolidated balance sheets as an increase in stockholders' deficit.

         On March 25, 2005, O'Sullivan Industries, Inc. entered into a severance agreement with the officer.  Under the agreement, O'Sullivan released the officer from his obligations under the note.  In exchange, the officer transferred to O'Sullivan all of the shares of Class A common stock and Series B junior preferred stock in O'Sullivan held by him.  In addition, his Series A junior preferred stock option agreement was cancelled, including the special payment accrued under the agreement of approximately $49,000; and he released O'Sullivan from any obligations it had to him under O'Sullivan's Deferred Compensation Plan.  The net expense to earnings was approximately
$283,000, which is reflected in selling, marketing and administrative expense on the accompanying statement of operations.

         Employment Agreements and Executive Stock Agreements.  In the first quarter of fiscal 2005, O'Sullivan issued stock to three O'Sullivan executives pursuant to Executive Stock Agreements between O'Sullivan and each executive.  The stock was issued at fair value.  O'Sullivan issued an aggregate of 701,422 shares of its Class B common stock, 384,085 shares of its Series B junior preferred stock and 50,000 shares of its Series C junior preferred stock.  The sales prices for the shares were $0.01 per share for the Class B common stock and the Series B junior preferred stock and $0.10 per share for the Series C junior preferred stock.  One of the three executives resigned in February 2005.  He subsequently sold his O'Sullivan shares to one of the other executives.

         Director Stock Agreements.  During the third quarter of fiscal 2005, O'Sullivan issued Series B junior
preferred stock to three of its outside directors.   Each director purchased 8,100 shares of Series B junior preferred stock at a price of $0.01 per share, the fair value of the stock.

Note 12–Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments are contingent on taxable income.  The maximum payments are:  fiscal 2005 – $20.2 million; fiscal 2006 – $11.3 million; fiscal
2007 – $12.3 million; fiscal 2008 – $14.5 million; and thereafter – $11.8 million.  O'Sullivan does not expect to pay RadioShack any amount during fiscal 2005 with respect to the tax sharing agreement.  See Note 3 to the consolidated financial statements included in O'Sullivan's Annual Report on Form 10-K for the year ended June 30,
2004.

         Litigation.  There have been no significant changes in pending litigation involving O'Sullivan since June 30,
2004, except for the House2Home litigation described below.

         In November 2001, House2Home filed for bankruptcy and eventually closed all of its stores.  House2Home filed a suit against O'Sullivan Industries in the U.S. Bankruptcy Court, Central District of California, alleging that payments to O'Sullivan made by House2Home within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries together with interest.  The alleged payments aggregated $700,000.  O'Sullivan Industries settled this suit in the second quarter of fiscal 2005 for a de minimis amount.

Note 13–Other Comprehensive Income

         O'Sullivan's comprehensive loss is comprised of net loss and foreign currency translation adjustments.  The components of comprehensive loss for the three and nine month periods ended March 31 are:

                                                            Three months ended              Nine months ended
                                                                 March 31,                      March 31,
                                                        ---------------------------    ---------------------------
                                                                              (in thousands)
                                                                                       -----------
                                                           2005            2004           2005            2004
                                                        -----------     -----------    -----------     -----------
Net loss                                              $     (13,220)  $      (5,339) $     (33,869)  $     (18,038)
Cumulative translation adjustments                              (63)          1,429            577           2,407
                                                        -----------     -----------    -----------     -----------
Comprehensive loss                                    $     (13,283)  $      (3,910) $     (33,292)  $     (15,631)
                                                        ===========     ===========    ===========     ===========

Note 14–Accounting Change

         Effective April 1, 2005, O'Sullivan changed the date of its annual goodwill impairment test to April 30th.
Previously, O'Sullivan performed this annual goodwill impairment test on June 30th, with the most recent test occurring on June 30, 2004.  O'Sullivan is now performing its annual business planning and forecasting in the fourth quarter of its fiscal year based on actual data through April 30.  O'Sullivan determined this change in accounting principle is preferable because it will allow management to incorporate this test into the normal flow of the financial planning and reporting cycle.  The change in accounting principle will have no effect on O'Sullivan's consolidated financial statements.

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

     •   changes from anticipated levels of sales, whether due to
         •    future national or regional economic and competitive conditions, as we have seen in recent years with slower economic conditions and declines in the sales of personal computers;
         •    new domestic or foreign entrants into the industry, as with competitors and retailers sourcing products competitive with ours from overseas in recent years;
         •    customer acceptance of existing and new products, as we have experienced in recent years;
     •   lower borrowing availability under our credit agreement due to our program to reduce our inventory levels;
     •   loss of liquidity due to the arbitration panel's opinion in RadioShack Corporation v. O'Sullivan Industries
         Holdings, Inc.;
     •   lack of liquidity caused by lower sales, increased raw material costs and other expenses, which might make us unable to pay our bills as they come due;
     •   significant indebtedness that may limit our financial and operational flexibility;
     •   raw material cost increases, particularly in particleboard and fiberboard, as occurred in fiscal 2004;
     •   pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as is occurring now, or customer demand in excess of our ability to supply product;
     •   transportation cost increases, due to higher fuel costs or otherwise;
     •   loss of or reduced sales to significant customers as a result of bankruptcy, liquidation, merger, acquisition or any other reason, as occurred with the liquidation of Ames in fiscal 2003 and with the reorganization of

         Kmart beginning in fiscal 2002 and with the loss of significant business at Best Buy and a mass merchant in fiscal 2004;
     •   actions of current or new competitors, foreign or domestic, that increase competition with our products or prices, as has been occurring with imported products from China and other countries in recent years;
     •   the consolidation of manufacturers in the ready-to-assemble furniture industry;
     •   increased advertising costs associated with promotional efforts;
     •   increased interest rates;
     •   pending or new litigation or governmental regulations such as the arbitration involving RadioShack;
     •   other uncertainties which are difficult to predict or beyond our control; and
     •   the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2004.

         Because these forward-looking statements involve risks and uncertainties, actual results may differ significantly from those predicted in these forward-looking statements.  You should not place too much weight on these statements.  These statements speak only as of the date of this document or, in the case of any document incorporated by reference, the date of that document.

         All subsequent written and oral forward-looking statements attributable to O'Sullivan or any person acting on our behalf are qualified by the cautionary statements in this section.  We have no obligation to revise these forward-looking statements.

Overview

          Our net sales for the third quarter of fiscal 2005 were down about 6.4% from sales for the same quarter in fiscal 2004 as sales declines to certain customers, such as a major electronics chain and a major discount chain, more than offset strong sales to other customers.  For the first nine months of fiscal 2005, our sales declined about 6.0%, primarily for the following reasons:

     •   market share losses at two large retailers in the last half of fiscal 2004;

     •   a weaker than expected back-to-school selling season;

     •   increasing competition from imported furniture, particularly from China;

     •   increased competition from domestic competition due to excess capacity in the RTA furniture industry and increasing concentration of retail stores;

     •   a decline in price of the average unit sold, reflecting increased competition and a trend toward more promotional merchandise as well as the mix of products sold; and

     •   a focus by several of our retail partners toward higher price point offerings, which include products using materials other than our particleboard and laminate capabilities.

         Operating income declined to a loss of $4.2 million in the third quarter of fiscal 2005 from operating income of $3.3 million in fiscal 2004.  The decline was due to:

     •   lower gross margins due to lower production levels resulting from lower year to date sales and efforts to reduce our inventory levels, which unfavorably affected overhead absorption;

     •   an increase in our inventory reserves for raw material and work-in-process inventories of approximately
         $3.6 million;

     •   the closing of our Australian operations, which resulted in expenses and charges of $1.5 million, including a
         $1.2 million reserve against inventories in Australia;

     •   continued high cost of raw materials, particularly particleboard; and

     •   a product mix that contained more promotionally priced, lower margin units.

         In response to the industry trends, we have taken steps to reduce costs, increase selling prices, lower our inventories and mitigate the impact of the current market challenges.  We may take similar actions in the future, which may result in asset write-downs or impairment or other charges.  See Item 3, "Quantitative and Qualitative
Disclosures about Market Risk," for more information regarding our raw material cost increases.
Closure of Australia Operations.

         In February 2005, we decided to close our Australian operations.  We based the decision on an assessment of the business and the determination that sales in the region were not sufficient to support the infrastructure required.  In the closure of the sales office, warehouse and two retail stores of this operation, the employment of approximately 17 employees has been or will be severed.  The winding down of the operations is expected to be completed by the end of the first quarter of fiscal 2006.  Our Australian operation's sales during the first nine months of fiscal 2005 were $2.5 million.  Working capital and other funds for our Australian operations have always been funded from O'Sullivan's United States operations; accordingly, any proceeds flowing from the closing of the operations, net of expenses, will be repatriated.

          As a result of the closing of the Australian operations, we expect to incur expenses between $1.6 million and $2.0 million.  Of this amount, between $400,000 and $700,000 will represent cash charges related to severance, termination of leases and other agreements and costs to administer the winding down of these operations.  We recorded a non-cash charge of $1.2 million in the third quarter of fiscal 2005 as a reserve against inventories in
Australia and is included in cost of sales.  In the quarter ended March 31, 2005, we recorded $1.5 million of expenses, of which $357,000 was a cash charge.  The cash charge is reflected in restructuring charge on our consolidated statements of operations.  At March 31, 2005, we had paid the employee termination benefits and administrative and other costs appearing in the restructuring charge.  We expect the majority of the lease termination expenses will be paid, and the inventory reserves will be depleted, by the end of the first quarter of fiscal 2006.

         The components of the exit costs for the nine months ended March 31, 2005 were as follows:

                                                            Paid or       Remaining
                                           Charges         incurred       eserve at
                                           through          through       March 31,
                                          March 31,        March 31,        2005
              Exit Costs                    2005             2005        r
---------------------------------------  -----------      -----------    -----------
                                                      (in thousands)
                                         -----------      -----------    -----------
Inventory reserves                     $       1,182    $      –       $    1,182
Employee termination benefits                     97          97              –
Lease termination expenses                       121           –             121
Administrative and other costs                   139          139             –
                                         -----------      -----------    -----------
Total                                  $       1,539          236      $    1,303
                                         ===========      ===========    ===========

Inventory Reserves

                  We increased our reserves for our raw materials and work-in-process inventories by $3.6 million during the third quarter of fiscal 2005 to reflect revised estimates regarding the expected demand for such inventory.
During the first quarter of fiscal 2005, we decreased our allowance for  maintenance and supplies inventory by approximately $1.4 million.

New Management Team and Strategic Planning

                  In May 2004, we announced the hiring of Robert S. Parker as our President and Chief Executive
Officer, followed by the arrival of Rick A. Walters as Executive Vice President and Chief Financial Officer.  These
gentlemen came from the Sharpie/Calphalon Group of Newell Rubbermaid Corporation.  The new executive management team has evaluated our strategies and core competencies to determine the most effective way to improve sales, reduce costs and increase operating income.  We have developed and are implementing a strategic plan from that evaluation. Strategic initiatives that are currently underway at O'Sullivan include:

         •        creating a new sales and marketing organization to focus on targeted market segments and the key customers in those segments;

         •        implementing a disciplined new product development program that is designed to introduce consumer oriented products that provide distinctive value;

         •        implementing a global sourcing plan to source parts and products from outside the United States;

         •        focusing on our factories to improve their productivity and better control their costs, including the introduction of lean manufacturing training programs and a new sales and operational planning program;

         •        improving working capital management and cash flow through better planning, reduction in required inventory levels and improving vendor and customer terms, among other things;

         •        moving our corporate headquarters from Lamar, Missouri to the Atlanta, Georgia area, which is making us more accessible to our valued customers and expands our management recruiting opportunities;

         •        adding seasoned professionals to our sales and marketing organization; and

         •        evaluating all aspects of our cost structure.

We are implementing these initiatives and are beginning to see some results.  For example, we have

         •        completed the move of our corporate headquarters to the Atlanta, Georgia area;

         •        filled most of the vacant positions in our marketing organization;

         •        expanded our in-house sales organization to focus on building detailed growth plans and programs with our larger customers and to provide increased attention to smaller customers;

         •        worked with our suppliers to encourage partnering and improved product features while maintaining competitive pricing;

         •        reduced our net inventory by $15.2 million since June 30, 2004.

          We have begun to see the results of our strategic initiatives; however, it will take time for the full impact of these efforts to become evident in our financial results.  We continue to believe these initiatives will help O'Sullivan achieve improved long-term results.

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

         Additionally, we recorded the remaining maximum obligation to RadioShack pursuant to the tax sharing agreement.  The remaining maximum obligation to RadioShack was $70.1 million at March 31, 2005 and June 30,
2004.  Future payments to RadioShack are contingent upon achieving consolidated taxable income calculated on the basis of the tax sharing agreement.

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

         See "Cautionary Statement Regarding Forward Looking Information."

Results of Operations

         Net Sales.  Net sales for the quarter ended March 31, 2005 declined by $4.7 million, or 6.4%, to
$68.5 million from $73.2 million for the quarter ended March 31, 2004.  Net sales for the nine months ended
March 31, 2005 decreased by $12.5 million, or 6.0%, to $197.4 million from $209.9 million for the nine months ended March 31, 2004.  Our third quarter and year to date sales declined in the office superstore, discount mass merchant and electronic superstore channels due to extremely competitive conditions, economic uncertainties and the loss of market share noted above.  Sales in the home improvement channel and international sales increased for both the third quarter and year to date.  Our average price per unit declined, while the number of units sold increased as our product mix shifted more toward lower priced and promotional merchandise in the first nine months of fiscal
2005 compared to the same period in fiscal 2004.

         Gross Profit.  Gross profit decreased to $7.6 million, or 11.1% of sales, for the three month period ended
March 31, 2005, from $15.4 million, or 21.1% of sales, for the comparable prior year quarter.  The gross margin percentage for the third quarter of fiscal 2005 declined primarily because of lower sales, lower production levels, higher raw material costs, changes in our product mix, the $3.6 million increase in reserves for our raw materials and work-in-process inventories noted above and $1.2 million of inventory reserves incurred in connection with the closing of our Australian operations.  For the nine months ended March 31, 2005, gross profit declined to $28.1 million, or 14.2% of sales, from $44.3 million, or 21.1% of sales.  Gross profit declined for the first nine months of fiscal 2005 for the same reasons as for the third quarter.  Gross profit for the nine months ended March 31, 2005 was also affected by a decrease in our allowance for maintenance and supplies inventory of $1.4 million and the establishment of a $447,000 reserve for expenses expected to be incurred in connection with the termination of agreements to purchase certain raw materials.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses decreased to $11.4 million for the three month period ended March 31, 2005, compared to $12.1 million for the quarter ended
March 31, 2004.  Selling, marketing and administrative expenses remained at 16.6% of our net sales for the fiscal
2005 third quarter, the same as in the third quarter of fiscal 2004.  Royalty expenses increased in fiscal 2005 due to royalties paid in connection with sales of products subject to license agreements.  Severance, relocation and recruiting expenses increased in fiscal 2005 in connection with our management changes and the relocation of our corporate headquarters as part of the implementation of the new strategic plan discussed previously.  These charges were offset by lower selling costs, lower commissions, an insurance recovery of $451,000 and lower store reset and service expenses as a result of the timing of product introductions.

         For the nine months ended March 31, 2005, selling, marketing and administrative expenses increased
$618,000 from $34.2 million in fiscal 2004 to $34.8 million in fiscal 2005.  The major factors contributing to the increase were royalty expenses, severance, relocation and recruiting expenses and higher salary expense due primarily to increased headcount.  The latter two increases were incurred in connection with our management changes and implementation of the new strategic plan discussed previously.  Lower store reset and service costs, due mainly to the timing of product introductions, and lower commission expenses partially offset the increases.

         Casualty Loss.  In November 2003, a fire destroyed certain of our manufacturing equipment.  We recorded a casualty loss of $250,000 in the quarter ended December 31, 2003.  During fiscal 2004, we deferred recognition of gains resulting from estimated insurance recoveries until the insurance proceeds were realized.  Those gains were recognized in the fourth quarter of fiscal 2004.

         Depreciation and Amortization.  Depreciation and amortization expenses of $2.6 million for the third quarter of fiscal 2005 and $8.9 million year to date were lower than the $3.1 million and $9.7 million of depreciation
and amortization expenses for the comparable periods of fiscal 2004.   Depreciation expense is declining because of
our reduced capital expenditures in recent years.

         Operating Income.  Our operating loss was $4.2 million in the third quarter of fiscal 2005, or $7.5 million lower than the operating income of $3.3 million for the third quarter of fiscal 2004 due to lower sales, lower production levels which adversely affected our fixed cost absorption, higher raw material costs, the $3.6 million increase in reserves for our raw materials and work-in-process inventories, the $1.5 million of expense and charges related to the closing of our Australian operations and changes in customer mix.  For the nine months ended
March 31, 2005, our operating loss was $7.1 million, or $17.0 million lower than the $9.9 million operating income for the nine months ended March 31, 2004.  Our year to date operating income declined for the same reasons as in the third quarter.

         Net Interest Expense.  Net interest expense increased from $8.6 million in the third quarter of fiscal 2004 to
$9.1 million in the third quarter of fiscal 2005.  Net interest expense increased $1.6 million from $25.3 million for the first nine months of fiscal 2004 to $26.8 million for the first nine months of fiscal 2005.  Net interest expense increased principally due to the greater interest expense on the O'Sullivan Holdings note and our senior preferred stock due to the increased principal amount of these obligations.  The following table summarizes our net interest expense:

                                                           Three months ended              Nine months ended
                                                                March 31,                      March 31,
                                                      -----------------------------  ------------------------------
                                                             (in thousands)                  (in thousands)
                                                           2005            2004           2005             2004
                                                        -----------     -----------    -----------     ------------
Interest expense on senior secured notes,
    credit agreement, senior credit facility, industri $
    revenue bonds and senior subordinated notes       al      6,052   $       6,011  $      18,138   $       17,846
Interest income                                                  (2)            (10)           (17)             (53)
        Non-cash items:
Interest expense on O'Sullivan Holdings note                    795             708          2,331            2,075
Interest expense on mandatorily redeemable
    senior preferred stock                                    1,353           1,130          3,826            3,195
Amortization of debt discount                                   435             381          1,237              907
Amortization of debt issuance costs                             425             418          1,273            1,263
                                                        -----------     -----------    -----------     ------------
Net interest expense                                   $      9,058   $       8,638  $      26,788   $       25,233
                                                        ===========     ===========    ===========     ============

         Debt Extinguishment Costs, Net.  We recorded a gain of $616,000  in the quarter ended December 31, 2003 in connection with the repurchase of $4.0 million of our senior subordinated notes, net of original issue discount and capitalized loan fees.  For the nine months ended March 31, 2004, we recorded other financing costs expense of $2.7 million related to the write-off of capitalized loan fees for the old senior credit facility of about $3.3 million in the
September 2003 quarter, offset by the gain on the repurchase of the subordinated notes.

         Income Tax Provision.  We recorded no tax expense in the three and nine month periods ended March 31,
2005 and 2004 because of the current tax benefits associated with the Section 338 election (See "Tax Sharing
Agreement with RadioShack") and because of the valuation allowance against our net deferred tax assets.

         Net Loss.  We incurred a net loss of $13.2 million in the third quarter of fiscal 2005 compared to a net loss of $5.3 million in the third quarter of fiscal 2004.  Net loss increased $15.8 million from a net loss of $18.0 million in the first nine months of fiscal 2004 to a net loss of $33.9 million in the first nine months of fiscal 2005.  The increase in the loss for both periods was due to the reasons discussed above.

Liquidity and Capital Resources

         We are highly leveraged and have a stockholders' deficit of approximately $197.5 million at March 31,
2005.  Our primary sources of liquidity are cash flows from operations and borrowings under our credit agreement, which are discussed below.  Our liquidity requirements will be to pay our debt, including interest expense under our credit agreement and notes, to provide for working capital and capital expenditures and to pay RadioShack amounts due under the tax sharing agreement.  Decreased demand for our products could decrease our cash flow from operations and the availability of borrowings under our credit agreement.

         Working Capital.  As of March 31, 2005, cash and cash equivalents totaled $4.6 million.  Net working capital was $38.1 million at March 31, 2005 compared to $49.6 million at June 30, 2004.

         Operating Activities.  Operating cash flow for the nine months ended March 31, 2005 was a negative
$81,000 compared to net cash provided of $12.5 million for the nine months ended March 31, 2004.   Operating cash
flow decreased for the following reasons.

      •    Net loss was  $15.8 million higher in fiscal 2005 than in the first nine months of fiscal 2004 for the reasons explained above.

      •    Inventories declined $15.2 million in the first nine months of fiscal 2005, $15.4 million more than the
           $189,000 increase in the first nine months of fiscal 2004.  The decline was the result of our program to lower our inventories in fiscal 2005, a $3.6 million increase in our inventory reserves for raw material and work-in-process inventories taken in the third quarter of fiscal 2005 and a $1.2 million increase in our reserves for finished goods inventory taken in connection with the closure of our Australian operations,
           partially offset by a $1.4 million decrease in our reserves for   maintenance and supplies inventory.

      •    Included in net loss for fiscal 2004 were non-cash charges of $2.7 million of debt extinguishment costs, net.

      •    Accounts receivable increased $6.2 million in the first nine months of fiscal 2005 compared with an increase of $2.6 million in the first nine months of fiscal 2004.  The greater increase in fiscal 2005 was due to timing of sales within the respective quarters and customer mix.

         Investing Activities.  We invested $631,000 for capital expenditures for the nine months ended March 31,
2005 compared to $1.5 million for the prior year nine month period.  We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be between $200,000 to $500,000, which we expect to fund from cash flow from operations or cash on hand.  Our ability to make future capital expenditures is limited to $10.0 million per year, with certain carryforwards, under the indenture governing our senior secured notes.

         Financing Activities.  Our net cash provided by financing activities was $46,000 in the first nine months of fiscal 2005 from the repayment of a loan by an employee and the issuance of common and junior preferred stock.  In the first nine months of fiscal 2004, the refinancing of our old senior credit facility provided $2.5 million of cash, net of cash used to pay debt issuance related costs, while a repurchase of $4.0 million of our senior subordinated notes required $3.2 million of cash.

         Our consolidated principal amount of indebtedness at March 31, 2005 was $232.5 million, consisting of the following:

     •   a credit agreement providing for asset-based revolving credit of up to $40.0 million.  The borrowing base at
         March 31, 2005 was approximately $25.1 million.  No borrowings were outstanding under the credit agreement at March 31, 2005, although letters of credit aggregating approximately $15.2 million were outstanding under the credit agreement.  The outstanding letters of credit reduced the available borrowing base to approximately $9.9 million.  The credit agreement is secured by a first-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses, and a second-priority security interest in and lien on substantially all of our assets other than accounts receivable, inventory, capital stock of our subsidiaries, deposit accounts, certain books and records and certain licenses. The interest rate on loans under the credit agreement is a LIBOR rate plus 2.5% or an index rate plus 1.0%.  We also pay a quarterly fee equal to 0.5% per annum of the unused commitment under the credit agreement.  O'Sullivan Industries - Virginia and O'Sullivan Furniture
         Factory Outlet, Inc. are also parties to the credit agreement.  In connection with the execution and delivery of the credit agreement, we entered into a lockbox agreement with the agent under the agreement.  Pursuant to the agreement, we granted the agent a security interest in the cash deposited, or received in the future, in the account.  Under the terms of the lockbox agreement, the agent has control over the accounts and amounts deposited therein.  Because of the nature of the lockbox arrangement and other provisions of the credit agreement, accounting principles require any borrowings under the credit agreement to be classified as short term even though the term of the credit agreement does not expire until September 2008.

     •   $100.0 million in 10.63% senior secured notes due October 2008.  We sold the notes in September 2003 at
         95% of their par value, yielding $95.0 million in proceeds before issuance expenses of approximately $3.8 million.  We used proceeds of the senior secured notes to repay the $88.7 million outstanding under our old senior credit facility and to pay issuance expenses.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan Industries' subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings, O'Sullivan Industries - Virginia and O'Sullivan Furniture
         Factory Outlet, Inc.

     •   $96.0 million in 13-3/8% senior subordinated notes due October 2009 issued with warrants to purchase
         93,273 shares of our Class A common stock and 39,273 shares of our Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million. We issued $100.0 million of these notes in 1999 at a price of 98.046%, providing $98.0 million in cash proceeds before expenses related to the issuance.  We repurchased $4.0 million of the notes during fiscal 2004.

     •   $10.0 million in variable rate industrial revenue bonds.

     •   $26.5 million, including $11.5 million of cumulative interest added to the original $15.0 million principal of the note, in a note due October 2009 issued by O'Sullivan Holdings with warrants to purchase 93,273 shares of our Class A common stock and 39,273 shares of our Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated indebtedness to recorded book value at March 31, 2005 is as follows:

                               onsolidated      Original
                               ndebtedness        Issue
                                                Discount        Warrants
                              C                  Net of           Net of       Recorded
                              I                 Accretion       Accretion     Book Value
                              -------------  ---------------  -------------  ------------
                                                    (in thousands)
                                             ----             --             ---

                                             ----             --             ---
Senior secured notes          $     100,000     $    (3,798)   $          –    $   96,202
Senior subordinated notes            96,000          (1,180)        (2,201)        92,619
Industrial revenue bonds             10,000                –              –        10,000
O'Sullivan Holdings note             26,483                –        (2,288)        24,195
                                -----------      -----------    -----------     ---------
Total                         $     232,483     $    (4,978)   $    (4,489)    $  223,016
                                ===========      ===========    ===========     =========

Liquidity

         We have a stockholders' deficit of approximately $197.5 million as of March 31, 2005, incurred a net loss of $33.9 million for the nine months ended  March 31, 2005 and expect to incur additional losses during the remainder of the fiscal year ending June 30, 2005 and during fiscal 2006.  Our net sales have declined each of the past four years.  Our sales and operating results during fiscal 2004 and the first three quarters of fiscal 2005 were impacted by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, and higher raw material costs, principally particleboard and fiberboard.

         As noted above, we refinanced our previous senior credit facility on September 29, 2003.  As a result of the refinancing, we have no principal payments on debt due until October 2008.  In connection with the refinancing, we entered into the five year $40 million revolving credit agreement discussed above.  Borrowing availability under the credit agreement is subject to, among other things, a borrowing base determined by qualified inventory and accounts receivable levels, and is further reduced by outstanding letters of credit ($15.2 million at March 31, 2005).  We expect borrowing availability under the credit agreement to approximate $8.5 million to $11 million, after decucting outstanding letters of credit, from April 2005 through the end of fiscal 2006.  Decreased demand for our products, as well as efforts to reduce working capital requirements, could negatively affect levels of inventory and accounts receivable and thus the borrowing availability under the credit agreement.  No borrowings were outstanding under the credit agreement at March 31, 2005.

         Our management believes that cash on hand, net cash to be generated from operations, and forecasted availability under the credit agreement will be sufficient to meet our cash needs for the next twelve months.  We were in compliance with our debt covenants at March 31, 2005 and expect to remain in compliance with these covenants during the next twelve months.  In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures and further reduce operating costs and expenses so that we will have sufficient cash resources through the next twelve months.  However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

         See the overview section of this Management's Discussion and Analysis of Financial Condition and Results
of Operations for a discussion of the impact of tax sharing agreement with RadioShack on our liquidity and financial condition.

         Off-balance Sheet Arrangements.    At March 31, 2005, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         Contractual Obligations.  As of March 31, 2005, our contractual obligations due in the future mature as follows:

                                                                           Payments Due by Period
                                                       --------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months         60 months
-------------------------------------  -----------     ------------      ------------     -----------     -----------
Long-term debt                       $     232,483   $            –    $            –   $     232,483   $           –
Cash interest on indebtedness1             184,545           24,223            48,445          57,917          53,960
Tax benefit payments to
         RadioShack2                        70,067           25,614            24,632          19,821               –
Operating leases–unconditional               5,013            2,107             2,104             446             356
Senior preferred stock3                     45,818                –                 –               –          45,818
Other long-term obligations4                   335              192               143               –               –
                                       -----------     ------------      ------------     -----------     -----------
Total contractual cash obligations   $     538,261   $       52,136    $       75,324   $     310,667   $     100,134
                                       ===========     ============      ============     ===========     ===========

------------------------------------

         1Assumes interest expense on the industrial revenue bonds will be $600,000 per year and that we will have no borrowings under the credit agreement.
                                       ===========     ============      ============     ===========     ===========
         2Timing and amounts of payments to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the 1999 recapitalization and merger.  The amounts in the table above represent the maximum amounts payable to  RadioShack.  We do not expect to pay RadioShack any amount in fiscal 2005 with respect to the tax sharing agreement.
                                       ===========     ============      ============     ===========     ===========
         3The number shown indicates the sum of the initial liquidation value plus accumulated dividends to
March 31, 2005 on the senior preferred stock.
                                       ===========     ============      ============     ===========     ===========
         4Represents payments due under retirement agreements.
                                       ===========     ============      ============     ===========     ===========

Critical Accounting Policies and Estimates

         Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Item 7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the
Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission on September 28, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements.  Actual results in these areas could differ from management's estimates.  There have been no significant changes in our accounting policies and estimates during the first nine months of fiscal 2005.

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

         We have market risk in interest rate exposure, primarily in the United States.  We manage interest rate exposure through our mix of fixed and floating rate debt.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  At March 31, 2005, $10.0 million of our debt was subject to variable interest rates.  A change in interest rates of one percentage point would change our cash interest by about
$100,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity price exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material prices would affect our cost of sales by approximately $1.4 million annually.

         In fiscal 2004, market prices for particleboard, our largest raw material cost, increased about 40% to 50%, depending on thickness and origin.  Market prices for fiberboard increased about 30%.  Prices increased as demand for particleboard and fiberboard increased and because producers reduced their manufacturing capacity.  Market prices for particleboard declined slightly in the first nine months of fiscal 2005, while fiberboard prices declined slightly in the second quarter of fiscal 2005.  Industry sources anticipate flat to slightly higher prices for particleboard and fiberboard through the remainder of fiscal 2005, with the potential for further increases in fiscal
2006.  The high costs for particleboard and fiberboard will reduce our operating margins and operating income for the last quarter of fiscal 2005 and beyond.

         We are endeavoring to reduce the impact of the cost increases through our productivity programs, by price increases and by the eventual inclusion of the higher costs in the pricing of our products.  We have negotiated higher prices for our products with our customers, although these price increases recovered only a part of the cost increases we have incurred.  In our productivity programs, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material cost increases or that raw materials costs will not increase further in the future.

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

                                          PART II  –  OTHER  INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In March 2005, we completed the sale of shares of our Series B junior preferred stock to three of our outside directors.  Each of Messrs. Keith E. Alessi, William J. Denton and Charles Macaluso purchased 8,100 shares of stock at a purchase price of $0.01 per share.  We issued the shares without registration under the Securities Act of
1933, as amended, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.
We used the proceeds of the sale of stock for general working capital purposes.

         We sold the shares pursuant to director stock agreements entered into in March 2005 with each of
Messrs. Alessi, Denton and Macaluso.  Pursuant to each of the agreements, which are substantially similar, each
Director's shares will "vest" pro rata over a five year period ending on February 1, 2010, or sooner upon a sale of
O'Sullivan, if the director is still employed by O'Sullivan.  Pursuant to the director stock agreement, if the director ceases to serve on our Board of Directors for any reason, O'Sullivan and BRS will have the option to repurchase the director's stock.  The purchase price for vested shares is fair value unless the Director voluntarily resigns.  The purchase price for unvested shares, and for vested shares in the event the Director voluntarily resigns, is the lower of the director's original cost or the fair value of the shares.

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

                                                                     O'SULLIVAN INDUSTRIES HOLDINGS, INC.

Date:   May 16, 2005                                      By:                   /s/ Robert S. Parker
                                                                 --------------------------------------------------

                                                                                  Robert S. Parker
                                                                                    President and
                                                                               Chief Executive Officer

Date:   May 16, 2005                                      By:                    /s/ Rick A. Walters
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
  3.2 & 4.2   Bylaws of O'Sullivan (incorporated by reference from Exhibit 3.2 to Annual Report on Form
              10-K of Holdings for the fiscal year ended June 30, 2004 (File No. 0-28493))
 3.2a & 4.2a  Amendment to By-laws of O'Sullivan (incorporated by reference from Exhibit 3.2a to
              Quarterly Report on Form 10-Q for the quarter ended September 30, 2004
              (File No. 0-28493))
     4.4      Indenture dated as of November 30, 1999, by O'Sullivan Industries, as Issuer, O'Sullivan
              Industries - Virginia, as Guarantor, and Norwest Bank Minnesota, National Association, as
              Trustee, relating to O'Sullivan Industries' $100,000,000 principal amount of 13.375% senior subordinated notes (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form
              10-Q for the quarter ended March 31, 1999 (File No. 0-28493))
     4.5      Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings,
              Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock, including form of warrant certificate (incorporated by reference to Exhibi
              4.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-
              28493))                                                                                    t
     4.6      Warrant Agreement dated as of November 30, 1999 between O'Sullivan Industries Holdings,
              Inc. and Norwest Bank Minnesota, National Association, as Warrant Agent, relating to warrants to purchase 93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.6 to Quarterl
              Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))            y
     4.7      Amended and Restated Warrant Agreement dated as of January 31, 2000 between
              O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchas
              39,273 shares of O'Sullivan Industries Holdings, Inc. Series B junior preferred stock,     e
              including form of warrant certificate (incorporated by reference to Exhibit 4.7 to Quarterl
              Report on Form 10-Q for the quarter ended December 31, 1999 (File No. 0-28493))            y
     4.8      Amended and Restated Warrant Agreement dated as of January 31, 2000 between
              O'Sullivan Industries Holdings, Inc. and the holder thereof relating to warrants to purchas
              93,273 shares of O'Sullivan Industries Holdings, Inc. common stock, including form of warrant certificate (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form
              10-Q for the quarter ended December 31, 1999 (File No. 0-28493))                           e
     4.9      Indenture dated as of September 29, 2003 between O'Sullivan Industries and each of the guarantors party thereto and The Bank of New York, as Trustee, including form of Notes
              (incorporated by reference to Exhibit 4 to Current Report on Form 8-K dated September 29,
              2003 (File No. 333-31282))
     10.1     Severance Agreement between O'Sullivan Industries and Stuart D. Schotte dated as of
              January 10, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O'Sullivan dated March 29, 2005 (File No. 0-28493))
     10.2     Revised schedule of outside director fees                                                          34

                                                                                                            Page
     10.3     Form of Director Stock Agreement (incorporated by reference to Exhibit 10.1 to Current
              Report on Form 8-K dated March 24, 2005 (File No. 0-28493))
     10.4     Description of compensation arrangements with an executive officer of O'Sullivan
              (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of O'Sullivan
              Holdings dated May 3, 2005 (File No. 333-31282))
     18.1     Letter of PricewaterhouseCoopers LLP regarding change in accounting principle                      35
     31.1     Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act
              2002                                                                                       of      36
     31.2     Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act
              2002                                                                                       of      37
     32.1     Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                          38
     32.2     Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted            39
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002