Form 10-Q
period 2005-09-30
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2006-06-05
CIK 915354

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
                                          SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [  ]   No  [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
(Check one):      [  ] Large accelerated filer       [  ]  Accelerated filer    [X]   Non-accelerated filer

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act.     Yes   [  ]                No  [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.          Yes  [X]                  No  [  ]

         As of May 16, 2006, 10,000,000 shares of common stock of O’Sullivan Industries Holdings, Inc. were outstanding.

------------------------------------------------------------------------------------------------------------------------

                                                      PART  I
Item 1.  Financial Statements.

                               O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)
                                                                                    September 30,        June 30,
                                      Assets                                             2005              2005
                                                                                   ----------------   --------------
Current assets:
    Cash and cash equivalents                                                       $         1,488    $       1,213
    Trade receivables, net of allowance for doubtful accounts
        of $2,742 and $2,455, respectively                                                   23,665           19,838
    Inventories, net                                                                         39,386           43,608
    Prepaid expenses and other current assets                                                 5,501            2,184
                                                                                      -------------   --------------
           Total current assets                                                              70,040           66,843

Property, plant and equipment, net                                                           40,641           43,155
Other assets                                                                                  6,099            6,600
Goodwill                                                                                     38,088           38,088
                                                                                      -------------   --------------
               Total assets                                                         $       154,868    $     154,686
                                                                                      =============     ============

                       Liabilities and Stockholders’ Deficit
Current liabilities:
    Accounts payable                                                                $        11,997    $      10,319
    Accrued advertising                                                                       9,404            9,939
    Accrued liabilities                                                                      22,173           15,756
    Long-term debt                                                                          230,455          225,046
                                                                                      -------------     ------------
           Total current liabilities                                                        274,029          261,060

Mandatorily redeemable senior preferred stock                                                32,790           31,437
Other liabilities                                                                            11,736           10,839
Payable to RadioShack                                                                        70,067           70,067
                                                                                      -------------     ------------
               Total liabilities                                                            388,622          373,403

Commitments and contingent liabilities (Notes 2, 7, 8 and  9)

Stockholders’ deficit:
    Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
        none issued                                                                               –                –
    Junior preferred stock, Series B, $0.01 par value; at issue price including accumulated dividends; 997,503.81 shares authorized, 933,033.13 shares
        issued at September 30, 2005 and June 30, 2005                                      122,104          116,550
    Junior preferred stock, Series C, $0.01 par value, 50,000 shares authorized,
        issued and outstanding at September 30, 2005 and June 30, 2005                            1                1
    Class A common stock, $0.01 par value; 2,000,000 shares authorized and
        1,368,000 issued; and 1,356,788 outstanding at September 30, 2005 and
        June 30, 2005, respectively                                                              14               14
    Class B common stock, $0.01 par value, 1,000,000 shares authorized,
        701,422 shares issued at September 30, 2005 and June 30, 2005                             7                7
    Additional paid-in capital                                                               13,057           13,057
    Retained deficit                                                                       (371,887)        (351,150)
    Treasury stock, 11,208.75 shares of Class A common stock, at cost                             –                –
    Accumulated other comprehensive income                                                    2,950            2,804
                                                                                      -------------     ------------
           Total stockholders’ deficit                                                     (233,754)        (218,717)
                                                                                      -------------     ------------
               Total liabilities and stockholders’ deficit                          $       154,868    $     154,686
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
                                                                                      =============     ============

                               O’SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands)

                                                                                             Three months ended
                                                                                               September 30,
                                                                                         --------------------------
                                                                                             2005          2004
                                                                                         ------------   -----------

Net sales                                                                               $      53,245  $     62,680
Cost of sales                                                                                  45,979        51,243
                                                                                         ------------   -----------

Gross profit                                                                                    7,266        11,437

Operating expenses:
    Selling, marketing and administrative                                                      11,059        11,192
    Restructuring costs                                                                            53             –
                                                                                         ------------   -----------

Operating income (loss)                                                                        (3,846)          245

Other income (expense):
    Interest expense                                                                           (9,207)       (8,837)
    Interest income                                                                                 6             8
                                                                                         ------------   -----------

Loss before reorganization items and income tax provision                                     (13,047)       (8,584)
Reorganization items
    Professional fees                                                                           2,055             –
    Financing costs                                                                                81             –
                                                                                         ------------   -----------
                                                                                                2,136             –
                                                                                         ------------   -----------

Loss before income tax provision                                                              (15,183)       (8,584)
Income tax provision                                                                                –             –
                                                                                         ------------   -----------

Net loss                                                                                      (15,183)       (8,584)
Dividends on Series B junior preferred stock                                                   (5,554)       (4,376)
                                                                                         ------------   -----------

Net loss attributable to common stockholders                                            $     (20,737) $    (12,960)
                                                                                         ============   ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                          Three months ended
                                                                                            September 30,
                                                                                     ----------------------------
                                                                                         2005           2004
                                                                                     ------------   -------------
Cash flows used by operating activities:
    Net loss                                                                      $       (15,183) $       (8,584)
    Adjustments to reconcile net loss to net cash provided (used) by operating activities:
           Depreciation and amortization                                                    2,705           3,110
           Amortization of debt issuance costs                                                425             423
           Amortization of debt discount and accrued interest on O’Sullivan
               Holdings note                                                                1,290           1,142
           Interest and accretion on mandatorily redeemable senior preferred stock          1,353           1,237
           Bad debt expense (recoveries)                                                     (379)             65
           Gain on disposal of assets                                                           –              (4)
           Accrual of special payment on options to purchase Series A junior
               preferred stock                                                                420             392
    Changes in assets and liabilities:
        Trade receivables                                                                  (3,448)         (4,411)
        Inventories                                                                         4,222           3,994
        Other assets                                                                       (2,467)            302
        Accounts payable and accrued liabilities                                            6,964           1,344
    Changes in assets and liabilities related to reorganization
        Other assets                                                                         (700)              –
        Accounts payable and accrued liabilities                                              458               –
                                                                                     ------------   -------------
Net cash flows used by operating activities                                                (4,340)           (990)
                                                                                     ------------   -------------

Cash flows used by investing activities:
    Capital expenditures                                                                     (115)           (236)
                                                                                     ------------   -------------

Cash flows provided by financing activities:
    Proceeds from borrowings                                                               47,768           5,700
    Repayment of borrowings                                                               (42,807)         (5,700)
    Repayment of employee note                                                                  –              30
    Proceeds from issuance of common and preferred securities                                   –              16
    Payments for reorganization costs related to credit facility (pre-petition)              (231)              –
                                                                                     ------------   -------------
Net cash flows provided by financing activities                                             4,730              46

Net increase (decrease) in cash and cash equivalents                                          275          (1,180)
Cash and cash equivalents, beginning of period                                              1,213           5,250
                                                                                     ------------   -------------
Cash and cash equivalents, end of period                                          $         1,488  $        4,070
                                                                                     ============   =============

Supplemental cash flow information:
    Payments for reorganization items
        Professional fees                                                         $         2,378               –
        Financing costs                                                                       231               –
                                                                                     ------------   -------------
           Total                                                                  $         2,609               –
                                                                                     ============   =============

    Net loss                                                                      $       (15,183) $       (8,584)
    Interest paid                                                                 $           260 $         5,568
    Income taxes paid                                                                           –               –
Non-cash investing and financing activities:
    Capital expenditures included in accounts payable                                           –              71
    Dividends accrued but not paid                                                          5,554           4,376
             The accompanying notes are an integral part of these consolidated financial statements.

                               O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                       UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   For the three months ended September 30, 2005
                                                   (in thousands)

                                                                                                                       dditional
                                        Series C junior     Series B junior     Class A common      Class B common      paid-in
                                        preferred stock     preferred stock         stock               stock         A capital
                                        ----------------   -----------------  ------------------  -------------------------------
                                        Shares   Dollars   Shares   Dollars    Shares   Dollars    Shares   Dollars
                                        -------  -------   ------  ---------  --------  --------  --------  --------  -----------

Balance, June 30, 2005                       50$       1      933$   116,550     1,357$       14                          13,057
     Net loss
     Cumulative translation adjustments
     Dividends and accretion on junior
     preferred stock                                                   5,554
                                        -------  -------   ------  ---------  --------  --------  --------  --------  -----------
Balance, September 30, 2005                  50$       1      9$3$   122,104     1,357$       14                          13,057
                                        =======  =======   ======  =========  ========  ========            --------  -----------

                                        =======  =======   ======  =========  ========  ========            --------

                                                                                      Accumulated       otal stock-    Compre
                                                                                         other           holders’      hensive
                                            Retained     Treasury shares Class A     comprehensive       deficit       income
                                             deficit          common stock              income         T               (loss)
                                           -----------  -------------------------  -----------------   ------------  -----------

                                           --------------------------------------                                    -----------
                                                          Shares        Dollars
                                           -----------  -----------   -----------  -----------------   ------------  -----------

Balance, June 30, 2005                   $    (351,150)          11 $           –$             2,804 $     (218,717)
     Net loss                                  (15,183)                                                     (15,183$     (15,183)
     Cumulative translation adjustments                                                          146            146          146
     Dividends and accretion on junior
     preferred stock                            (5,554)
                                           -----------  -----------   -----------  -----------------   ------------  -----------
Balance, September 30, 2005              $    (371,887)          11 $           –$             2,950 $     (233,754$     (15,037)
                                           ===========  ===========   ===========  =================   ============  ===========

                                           ===========  ===========   ===========  =================   ============  ===========
                    The accompanying notes are an integral part of these consolidated financial statements.
                                           ===========  ===========   ===========  =================   ============  ===========

                                      O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC.
                              NOTES  TO UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
                                                September 30, 2005

Note 1—Basis of Presentation

         The unaudited consolidated financial statements of O’Sullivan Industries Holdings, Inc. and subsidiaries
(“O’Sullivan”) included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain
information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O’Sullivan’s Annual Report on Form 10-K for the fiscal year ended
June 30, 2005.  The interim results are not necessarily indicative of the results that may be expected for a full year.
O'Sullivan owns all of the stock of O'Sullivan Industries, Inc. ("O’Sullivan Industries").  O’Sullivan Industries is the
sole owner of O'Sullivan Industries - Virginia, Inc. ("O’Sullivan Industries - Virginia") and O’Sullivan Furniture
Factory Outlet, Inc.

         The accompanying financial statements have been prepared under the assumption that O’Sullivan will continue to operate on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if
O’Sullivan is unable to continue as a going concern.  However, on October 14, 2005, O’Sullivan, O’Sullivan
Industries, O’Sullivan Virginia and O’Sullivan Furniture Factory Outlet, Inc. filed their petitions in the U.S.
Bankruptcy Court for the Northern District of Georgia in Atlanta.  From October 15, 2005 to April 12, 2006,
O’Sullivan operated its business as a debtor-in-possession.  O’Sullivan’s Modified Second Amended Plan of
Reorganization was confirmed by the U.S. Bankruptcy Court on March 16, 2006.  O’Sullivan emerged from bankruptcy protection on April 12, 2006.  See Note 2.

Note 2—Bankruptcy Filing and Subsequent Events

Bankruptcy Filing

         O’Sullivan’s declining sales and increasing losses resulted in lower cash flows from operations in recent years.  As a result, O’Sullivan filed for protection from its creditors and other claimants under Chapter 11 of the
United States Bankruptcy Code on October 14, 2005 in the United States Bankruptcy Court for the Northern District
of Georgia.  The cases for O’Sullivan Holdings and its domestic subsidiaries are being jointly administered under case no. 05-83049.  Since the filing, O’Sullivan has managed its business as debtors-in-possession.

         O’Sullivan Industries did not pay the $5.3 million interest payment due on July 15, 2005 with respect to its
$100 million 10.63% senior secured notes.  In July 2005, O’Sullivan initiated discussions with representatives of its major stakeholders regarding O’Sullivan’s strategic alternatives, including potentially a consensual restructuring of its capital structure.  O’Sullivan retained Lazard Frères & Co. LLC to serve as its financial advisor and Dechert LLP as legal advisor to assist with its evaluation of strategic alternatives and restructuring efforts.  In August 2005,
O’Sullivan entered into a forbearance agreement with controlling holders of its senior secured notes.  Pursuant to the forbearance agreement, the noteholders agreed not to exercise any enforcement rights or remedies available to them under the senior secured notes indenture as a result of the non-payment of interest on the senior secured notes prior to the end of the applicable 30-day grace period provided for in the indenture.  The term of the forbearance agreement, as extended, expired with its filing for protection under Chapter 11 of the Bankruptcy Code.  In August,
O’Sullivan also retained FTI Consulting to provide restructuring advice with respect to its reorganization efforts.

         In August 2005, O’Sullivan also executed an amendment and consent with the lender under its credit agreement.  Pursuant to the amendment, the lender agreed to continue to make available funding within terms of the credit agreement and not to enforce any event of default in connection with its failure to pay interest on its senior secured notes within the applicable 30-day grace period.  The amendment also prohibited O’Sullivan from using loans under the credit agreement to pay interest on the senior secured notes and senior subordinated notes.  The highest outstanding balance under the credit agreement during the first quarter of fiscal 2006 was $4.6 million.

         As a result of the bankruptcy filing, O’Sullivan did not pay $6.4 million of interest on O’Sullivan
Industries senior subordinated notes on October 15, 2005. After filing for bankruptcy, O’Sullivan operated its business as debtors-in-possession under court protection from creditors and claimants.

         Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date, or pre-
petition claims, are stayed, and such claims are not permitted to be paid absent specific authorization from the bankruptcy court and all transactions not in the ordinary course of business require prior approval of the bankruptcy court.

         Since the Chapter 11 filing, the bankruptcy court entered several orders to enable O’Sullivan to conduct normal business operations, including orders authorizing it to pay wages, to honor customer programs and warranty claims, to use cash collateral prior to approval of O’Sullivan’s debtor-in-possession credit agreement and other matters.

         Debtor-in-Possession Credit Agreement.  On October 21, 2005, the U.S. Bankruptcy Court granted interim authorization for O’Sullivan to draw on a $35 million debtor-in-possession credit agreement with certain lenders.
O’Sullivan used the new DIP credit agreement to pay off the outstanding $6.6 million balance under its credit agreement and to support ongoing operations.  The U.S. Bankruptcy Court issued a final order approving the DIP credit agreement on November 9, 2005.

         The DIP credit agreement provided for borrowings of up to $35 million, including a revolving facility of up to $30 million with availability based a borrowing base including its accounts receivable and inventory, and a term facility of up to $5 million.  The revolving facility had a sublimit of $20.0 million for letters of credit, of which we were using $2.8 million as of March 31, 2006.  The largest letter of credit was drawn on March 1, 2006 to repurchase and redeem $10 million of industrial revenue bonds that were an obligation of O’Sullivan Virginia; the amount drawn increased the outstanding balance under the revolving facility.  The interest rate on loans under the
DIP credit agreement was, at O’Sullivan’s option, a LIBOR rate plus 4.00% or an index rate plus 2.00%.  After
March 31, 2006, the margin fluctuated based on its average borrowing availability under the DIP credit agreement.
The DIP credit agreement contained minimum EBITDA and gross sales covenants, as well as limits on capital expenditures.  The fee for letters of credit was the LIBOR margin less 25 basis points.  A fee of 0.5% was paid on the unused commitment under the DIP credit agreement.

         The term facility under the DIP credit agreement was based on an agreement between the DIP lender and the holder of a majority of its senior secured notes.  As of March 31, 2006, O’Sullivan had borrowed $2.0 million under the term facility.  The interest rate on the term loan was LIBOR plus 8.5%, and was 13.2% as of March 22,
2006.

         Under the DIP credit agreement and the order of the bankruptcy court authorizing us to borrow thereunder, the lenders under the DIP credit agreement were secured by “superpriority” liens and security interests in substantially all of O’Sullivan’s property (with certain limitations).

         In connection with the execution and delivery of the DIP credit agreement, O’Sullivan entered into lockbox agreements with the agent and certain banks.  Under the terms of the lockbox agreements, the agent had control over the bank accounts and the cash deposited therein.

         On April 11, 2006, the DIP credit agreement, including both the revolving facility and the term facility thereunder, was repaid with funds provided under our loan agreement discussed under “Exit Capital Structure”
below.

         Plan of Reorganization.  On October 14, 2005, O’Sullivan filed a plan of reorganization with the U.S.
Bankruptcy Court.  It filed first and second amended plans on January 3, 2006 and February 10, 2006.  O’Sullivan filed a modified second amended plan on March 16, 2006.  The official committee of unsecured creditors and certain holders of its senior secured notes supported confirmation of the modified second amended plan of reorganization.  The U.S. Bankruptcy Court approved the amended disclosure statement on February 10, 2006.
O’Sullivan mailed the amended disclosure statement, the amended plan of reorganization, ballots and voting instructions to all parties entitled to vote on the plan on February 17, 2006.  Following a hearing on March 16, 2006, the U.S. Bankruptcy Court confirmed the modified second amended plan of reorganization.

         Under the modified second amended plan of reorganization, various classes of O’Sullivan’s debt and equity received differing treatment in full satisfaction and discharge of their claims and interests, according to their respective priorities.

•        Obligations under O’Sullivan’s DIP credit agreement were paid in full and letters of credit outstanding under the DIP credit agreement were secured or replaced.  O’Sullivan Virginia’s obligations under a series of industrial revenue bonds due 2008 (and secured by a letter of credit issued pursuant to the DIP credit agreement) were repurchased and redeemed in full on March 1, 2006.  The bonds were paid by a draw on the letter of credit and increased the amount drawn under the DIP credit agreement.  O’Sullivan repaid these obligations with borrowings under its loan agreement on April 11, 2006.

•        Obligations under the $100 million principal amount of 10.63% senior secured notes due 2008 of
         O’Sullivan Industries received an aggregate of $10 million of new secured notes (subordinate to the loan agreement) and ten million shares of new common stock of O’Sullivan Holdings, representing 100% of the outstanding equity of the reorganized O’Sullivan Holdings, subject to dilution upon the issuance of shares of restricted stock and the exercise of certain warrants and options.

•        General unsecured claims against O’Sullivan Industries, O’Sullivan Virginia and O’Sullivan Furniture
         Factory Outlet, Inc., other than the $96 million principal amount 13.375% senior subordinated notes due
         2009 of O’Sullivan Industries, received a cash distribution of 9% of their allowed claims.  Certain vendor and utility creditors also had the right to elect to participate in a settlement under which O’Sullivan paid an additional 2% to 8% of their allowed claim in cash, based on the size of their allowed claim.

•        Holders of O’Sullivan Industries’ $96 million principal amount of 13.375% senior subordinated notes received

         •        Series A warrants to purchase an aggregate of 526,316 shares of reorganized O’Sullivan Holdings common stock at a price of $7.06, which warrants will expire on April 12, 2010; and

         •        Series B warrants to purchase an aggregate of 554,017 shares of reorganized O’Sullivan Holdings common stock at a price of $9.81, which warrants will expire on April 12, 2011.

•        Holders of O’Sullivan Holdings equity, indebtedness and other obligations, including the O’Sullivan
         Holdings 12% note due 2009 with a principal amount of $29.8 million (as of October 15, 2005), the tax sharing agreement with RadioShack and options and warrants to purchase O’Sullivan Holdings Class A common stock, Series A junior preferred stock or Series B junior preferred stock, were cancelled and received no distribution under the plan of reorganization.

The disclosure statement describes the plan of reorganization in greater detail.

         Costs of Bankruptcy.  In connection with its reorganization, O’Sullivan engaged Dechert LLP as its bankruptcy counsel, Lazard Frères & Co. LLC as its financial adviser, FTI Consulting as its restructuring advisers and The Garden City Group, Inc. to handle communications with stakeholders and to tally votes.  O’Sullivan is responsible for paying the fees and expenses of each of these service providers.  Pursuant to the forbearance agreement executed with certain holders of the O’Sullivan Industries senior secured notes and an adequate protection order entered by the U.S. Bankruptcy Court in connection with its approval of the DIP credit agreement,
O’Sullivan agreed to pay the fees and expense of the legal and financial advisers to the group of senior secured noteholders.  In connection therewith, O’Sullivan entered into an agreement with Rothschild and the senior secured noteholders group, pursuant to which Rothschild is acting as financial adviser for the group of senior secured noteholders, and O’Sullivan is paying Rothschild’s fees and expenses.  Pursuant to the plan of reorganization,
O’Sullivan assumed the obligations under this agreement.  O’Sullivan is also paying the fees and expenses of the noteholders' counsel.

         Pursuant to bankruptcy law, O’Sullivan is also responsible for paying the fees and expenses of other parties to the reorganization process, including the fees and expenses of counsel and financial advisers to the unsecured creditors committee.

         The agreements with Lazard and Rothschild provide for additional fees if O’Sullivan is successful in its reorganization efforts.  O’Sullivan has paid, or will pay, Lazard a  $1.8 million transaction fee and a $375,000 financing fee.  The transaction fee for Rothschild is $750,000.  The transaction fee for the financial adviser to the unsecured creditors committee is $450,000.  These fees are in addition to regular fees O’Sullivan has been accruing with respect to these advisers.

         O’Sullivan’s current estimate is that it will pay a total of approximately $16 million of fees and expenses to third parties in connection with its efforts to reorganize.

         Exit Capital Structure. O’Sullivan emerged from bankruptcy with $10 million of secured notes and an asset backed loan agreement for up to $50 million of secured revolving loans.  The loan agreement provides for a revolving line of  credit of up to $50 million, subject to a borrowing base, with a $15 million sublimit for letters of credit.  Indebtedness under the loan agreement is secured with first liens on substantially all of O’Sullivan’s assets.
Under the loan agreement, borrowings bear interest, at O’Sullivan’s option, at either a Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins would be 2.00% per annum for Eurodollar loans and 0.50% per annum for prime rate based loans.  The applicable margin will vary each calendar quarter starting with the quarter beginning October 1, 2006.  The amount of the margin will vary based on the unused availability under the loan agreement.

         O’Sullivan borrowed approximately $27.5 million under the exit loan agreement on April 11, 2006.  In addition, $2.7 million of letters of credit are outstanding under the loan agreement.  O’Sullivan expects to borrow an additional $6.7 million shortly after the effectiveness of the plan of reorganization to fund additional fees and expenses associated with the plan of reorganization.  After these initial borrowings, O’Sullivan will be able to use borrowings under the loan agreement for general operating, working capital and other proper corporate purposes.
Upon O’Sullivan’s exit from bankruptcy, availability under the loan agreement, after the additional $6.7 million of borrowings, was approximately $4.5 million.

         O’Sullivan continues to serve its customers and to pay its employees and post-petition vendors in the ordinary course.  O’Sullivan’s facilities continue to operate and to fill customer orders.

Note 3—Current Maturities of Long-Term Indebtedness and Preferred Stock.

         The documents governing O’Sullivan’s indebtedness, including its credit agreement, the O’Sullivan
Industries 10.63% senior secured notes due 2008, the O’Sullivan Industries 13.375% senior subordinated notes due
2009, the industrial revenue bonds that are the obligation of O’Sullivan Virginia and the O’Sullivan Holdings 12%
note due 2009, provide the respective holders of such indebtedness with the right to accelerate the maturity of the indebtedness in the event of a default by O’Sullivan.  O’Sullivan’s filing for protection under Chapter 11 of the U.S.
Bankruptcy Code on October 14, 2005 is one of the events constituting an event of default under the documents.
Accordingly, O’Sullivan has classified its indebtedness, other than its obligations to RadioShack under the tax sharing agreement and its senior preferred stock liability, as current at September 30, 2005 and June 30, 2005.

         O’Sullivan has determined there is insufficient collateral to cover the interest portion of scheduled payments on its pre-petition unsecured debt, other than for its credit agreement and the O’Sullivan Virginia industrial revenue bonds.  As such, O’Sullivan Industries discontinued accruing interest on its senior secured notes and senior subordinated notes, and O’Sullivan Holdings ceased accruing interest on its note, effective with the filing of their petitions for protection under the U.S. Bankruptcy Code on October 14, 2005.

         For similar reasons, O’Sullivan also ceased accruing dividends on its senior preferred stock and Series B junior preferred stock effective at the close of business on October 14, 2005.  Accruals of the special payment due under option agreements to purchase Series A junior preferred stock also ceased as of October 14, 2005.

Note 4—Stock Based Compensation

         Effective on July 1, 2005, O’Sullivan began accounting for stock based compensation for employees under
SFAS 123(R), Share Based Payments, using the modified prospective application method as permitted by the statement.  This statement requires O’Sullivan to recognize expense for share based compensation related to equity awards to its employees.  Compensation costs are generally  recognized based on the fair value of the award amortized over the vesting period of the award.  Under the modified prospective method, O’Sullivan will continue to calculate expense related to equity awards issued prior to the effective date, using the same methodology that was used in prior years under FAS 123 for the disclosure only presentation.

         During July 2005, O’Sullivan granted 15,500 options to purchase 15,500 shares of Class A common stock with an exercise price of $0.01.  The exercise price was not greater than the estimated fair market value of the underlying stock on the date of grant.  The options would have vested in five annual installments beginning July 28,
2006 and would have expired on July 28, 2016.

         Using the Black-Scholes model, O’Sullivan estimates that the fair value of the options was zero as of July
28, 2005.   The significant assumptions used for these grants are volatility of 40%, risk free interest rate of 3.636%, expected life of 5 years, dividend yield of 0%, and an estimated stock price of $0.01.  O’Sullivan estimated the stock price to be $0.01 based on the fact that its common stock options were not traded, it had a net deficit as of
June 30, 2005 of $218.7 million.  In fact, under O’Sullivan’s modified second amended plan of reorganization, all of the options and other equity was cancelled and received no distribution.

         Accordingly, O’Sullivan recognized compensation expense of $2,000 during the quarter ended
September 30, 2005.  Prior to July 1, 2005, O’Sullivan applied APB 25, Accounting for Stock Issued to Employees, and elected to report the disclosure-only alternative under FAS 123 and 148.  The FAS 123 disclosures are as follows:

                                                                            Three months
                                                                                ended
                                                                            September 30,
                                                                                2004
                                                                           (in thousands)
Net loss as reported                                                     $          (8,584)
Less:  total stock-based compensation expense determined under fair
      value method for all stock options, net of related income tax benefit             (1)
                                                                           ---------------
Pro forma net loss                                                       $          (8,585)
                                                                           ===============

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

         Effective November 18, 2004, the Board of Directors of O’Sullivan approved a  new 2004 Class A
Common Stock Option Plan providing for the issuance of options to purchase up to 93,182 shares of Class A common stock, par value $0.01 per share, subject to adjustment.  All of O’Sullivan’s stock option plans and outstanding options were cancelled upon the effectiveness of its modified second amended plan of reorganization, and no distribution was or will be made with respect to any option plan or outstanding option.

Note 5—Shipping and Handling Costs

         O’Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the first quarters of fiscal 2005 and fiscal 2004 were approximately $2.0 million and $2.1 million, respectively.

Note 6—Inventory

         Inventory, net, consists of the following:

                                September 30,     June 30,
                                     2005           2005
                                --------------  ------------
                                        (in thousands)
                                                ---
Finished goods                  $       21,824   $    25,708
Work in process                          4,422         4,011
Raw materials                            9,008         9,622

Maintenance and supplies                 4,132         4,267
                                  ------------     ---------
                                $       39,386   $    43,608
                                  ============     =========

         Inventory reserves at September 30, 2005 and June 30, 2005 were $7.5 million and $7.0 million, respectively.

Note 7—Accrued Liabilities

         Accrued liabilities consist of the following:

                            September 30,     June 30,
                                 2005           2005
                            --------------  ------------
                                    (in thousands)
                                            ---
Accrued interest              $     13,584   $     7,677
Accrued compensation                 4,461         5,256
Other current liabilities            4,128         2,823
                               -----------     ---------
                              $     22,173   $    15,756
                               ===========     =========

Note 8—Condensed Consolidating Financial Information.

         In September 2003 O'Sullivan Industries issued $100.0 million of 10.63% senior secured notes due 2008.
These notes were secured by substantially all the assets of O'Sullivan Industries and its guarantor subsidiaries
O'Sullivan Industries - Virginia and O'Sullivan Furniture Factory Outlet, Inc.  The senior secured notes are also guaranteed by O'Sullivan.  The guarantees are full and unconditional.  Security for the senior secured notes included first priority liens and security interests in the stock of O'Sullivan Industries.  In the third quarter of fiscal 2004,
O'Sullivan exchanged the senior secured notes issued in September 2003 for notes with substantially identical terms and associated guarantees.  The exchange notes have been registered under the Securities Act of 1933, as amended.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations.

Condensed Consolidating Statements of Operations

                                                             Three months ended September 30, 2005
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           – $      36,234$       17,011$              –$         53,245
Cost of sales                                         –        31,320        14,659               –          45,979
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          –         4,914         2,352               –           7,266
Operating expenses:
    Selling, marketing and administrative            64         9,163         1,832               –          11,059
    Restructuring costs                               –            53             –               –              53
                                            -----------   -----------  ------------  --------------  --------------

Op                                                                  –
Operating income (loss)                             (64)       (4,302)          520               –         (3,846)
Other income (expense):
    Interest expense                             (2,290)       (6,733)         (184)              –          (9,207)
    Interest income                                   –            6             –               –               6
    Equity in earnings of subsidiary            (12,829)          336             –          12,493               –
                                            -----------   -----------  ------------  --------------  --------------

Income (loss) before reorganization items
    and income tax provision                    (15,183)      (10,693)          336          12,493         (13,047)
Reorganization items
    Professional fees                                 –         2,055             –               –           2,055
    Financing costs                                   –            81             –               –              81
                                            -----------   -----------  ------------  --------------  --------------
        Total                                         –         2,136             –               –           2,136
                                            -----------   -----------  ------------  --------------  --------------

Income (loss) before income tax
    provision                                   (15,183)      (12,829)          336          12,493         (15,183)
Income tax provision                                  –             –             –               –               –
                                            -----------   -----------  ------------  --------------  --------------

Net income (loss)                               (15,183)      (12,829)          336          12,493         (15,183)
Dividends on Series B junior preferred
    stock                                        (5,554)            –             –               –          (5,554)
                                            -----------   -----------  ------------  --------------  --------------
Net income (loss) attributable to         $     (20,737)$     (12,829$          336$         12,493$        (20,737)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                             Three months ended September 30, 2004
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                  $          – $      48,362$       14,318$              –$         62,680
Cost of sales                                         –        38,955        12,288               –          51,243
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          –         9,407         2,030               –          11,437
Operating expenses:
    Selling, marketing and administrative           (25)        9,794         1,423               –          11,192
                                            -----------   -----------  ------------  --------------  --------------

Operating income (loss)                              25          (387)          607               –             245
Other income (expense):
    Interest expense                             (2,069)       (6,663)         (105)              –          (8,837)
    Interest income                                   6             2             –               –               8
    Equity in earnings (loss) of subsidiary      (6,546)          502             –           6,044               –
                                            -----------   -----------  ------------  --------------  --------------

Income (loss) before income tax provision        (8,584)       (6,546)          502           6,044          (8,584)
Income tax provision                                  –             –             –               –               –
                                            -----------   -----------  ------------  --------------  --------------

Net income (loss)                                (8,584)       (6,546)          502           6,044          (8,584)
Dividends on Series B junior preferred
    stock                                        (4,376)            –             –               –          (4,376)
                                            -----------   -----------  ------------  --------------  --------------
Net income (loss) attributable to common   $    (12,960)$      (6,546$          502$          6,044$        (12,960)
    stockholders
                                            ===========   ===========  ============  ==============  ==============

Condensed Consolidating Balance Sheets

                                                                      September 30, 2005
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           – $      59,523$       10,517$              –$         70,040
    Property, plant and equipment, net                –        26,391        14,250               –          40,641
    Other assets                                    158         5,906            35               –           6,099
    Investment in subsidiaries                 (170,403)       41,383             –         129,020               –
    Goodwill                                          –        38,088             –               –          38,088
    Receivable from subsidiary - tax
        sharing agreement                        70,067             –             –         (70,067)              –
    Receivable from affiliates                    2,643             –        47,300         (49,943)              –
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (97,535)$     171,291$       72,102$          9,010$        154,868
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities                   $      25,965 $     234,650$       13,414$              –$        274,029
    Mandatorily redeemable senior
        preferred stock                          32,790             –             –               –          32,790
    Payable to affiliates                            –        49,943             –         (49,943)              –
    Other liabilities                             7,397         4,339             –               –          11,736
    Payable to RadioShack                        70,067             –             –               –          70,067
    Payable to parent - tax sharing
        agreement                                     –        52,762        17,305         (70,067)              –
    Stockholders' equity (deficit)             (233,754)     (170,403)       41,383         129,020        (233,754)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (97,535)$     171,291$       72,102$          9,010$        154,868
           stockholders' equity (deficit)
                                            ===========   ===========  ============  ==============  ==============

                                                                         June 30, 2005
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           – $      56,050$       10,793$              –$         66,843
    Property, plant and equipment, net                –        27,854        15,301               –          43,155
    Other assets                                    168         6,390            42               –           6,600
    Investment in subsidiaries                 (157,720)       41,047             –         116,673               –
    Goodwill                                          –        38,088             –               –          38,088
    Receivable from subsidiary - tax
        sharing agreement                        70,067             –             –         (70,067)              –
    Receivable from affiliates                    3,981             –        44,623         (48,604)              –
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (83,504)$     169,429$       70,759$         (1,998$        154,686
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities                   $      25,879 $     222,774$       12,407$              –$        261,060
    Long-term debt                                    –             –             –               –               –
    Mandatorily redeemable senior
        preferred stock                          31,437             –             –               –          31,437
    Payable to affiliates                             –        48,604             –         (48,604)              –
    Other liabilities                             7,830         3,009             –               –          10,839
    Payable to RadioShack                        70,067             –             –               –          70,067
    Payable to parent - tax sharing
        agreement                                     –        52,762        17,305         (70,067)              –
    Stockholders' equity (deficit)             (218,717)     (157,720)       41,047         116,673        (218,717)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (83,504)$     169,429$       70,759$         (1,998$        154,686
           stockholders' equity (deficit)
                                            ===========   ===========  ============  ==============  ==============

Condensed Consolidating Statements of Cash Flows

                                                             Three months ended September 30, 2005
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided (used) by:
Operating activities:                     $         358 $      (7,330$        2,632$              –$         (4,340)
                                            -----------   -----------  ------------  --------------  --------------
Investing activities:
    Capital expenditures                              –           (96)          (19)              –            (115)
    Repayment of loans to affiliates               (358)            –             –             358               –
                                            -----------   -----------  ------------  --------------  --------------
           Net                                     (358)          (96)          (19)            358            (115)
                                            -----------   -----------  ------------  --------------  --------------
Financing activities:
    Proceeds from borrowings                          –        47,768             –               –          47,768
    Repayment of borrowings                           –       (42,807)           –               –         (42,807)
    Advances (repayment) of loans from
        affiliates                                    –         3,035        (2,677)           (358)              –
    Payments for reorganization costs
        relating to credit facility (post-
        petition)                                     –          (231)            –               –            (231)
                                            -----------   -----------  ------------  --------------  --------------
           Net                                        –         7,765        (2,677)           (358)          4,730
                                            -----------   -----------  ------------  --------------  --------------
Cash and cash equivalents:
    Net increase (decrease) in cash and
        cash equivalents                              –           339           (64)              –             275
    Cash and cash equivalents, beginning
        of period                                     –         1,045           168               –           1,213
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           – $       1,384$          104$               $          1,488
        period                                                                                    –
                                            ===========   ===========  ============  ==============  ==============

                                                             Three months ended September 30, 2004
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided (used) by:
Operating activities:                     $         370 $      (2,976$        1,616$              –$           (990)
                                            -----------   -----------  ------------  --------------  --------------
Investing activities:
    Capital expenditures                              –          (192)          (44)              –            (236)
    Repayment of loans to affiliates               (416)            –             –             416               –
                                            -----------   -----------  ------------  --------------  --------------
           Net                                     (416)         (192)          (44)            416            (236)
                                            -----------   -----------  ------------  --------------  --------------
Financing activities:
    Proceeds from borrowings                          –         5,700             –               –           5,700
    Repayment of borrowings                           –        (5,700)            –               –          (5,700)
    Repayment of employee notes                      30             –             –               –              30
    Proceeds from issuance of common
        and preferred securities                     16             –             –               –              16
    Advances (repayment) of loans from
        affiliates                                    –         2,074        (1,658)           (416)              –
                                            -----------   -----------  ------------  --------------  --------------
           Net                                       46         2,074        (1,658)           (416)             46
                                            -----------   -----------  ------------  --------------  --------------
Cash and cash equivalents:
    Net decrease in cash and
        cash equivalents                              –        (1,094)          (86)              –          (1,180)
    Cash and cash equivalents, beginning
        of period                                     –         5,023           227               –           5,250
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           – $       3,929$          141$              –$          4,070
        period
                                            ===========   ===========  ============  ==============  ==============

Note 9—Income Taxes

         O’Sullivan entered into a significant tax sharing and tax benefit reimbursement agreement with RadioShack
Corporation (O’Sullivan’s former parent) in 1994.  Pursuant to O’Sullivan’s modified second amended plan of reorganization, the tax sharing agreement was cancelled upon the effectiveness of the plan and RadioShack received no distribution with respect thereto.  Because of the current tax benefits associated with the Section 338 election and the valuation allowance recorded in the fiscal year ended June 30, 2002, O’Sullivan recorded no tax expense for the three months ended September 30, 2005 and 2004.

Note 10—Related Party Transactions

         BRS. O’Sullivan Industries entered into a management services agreement with Bruckmann, Rosser Sherrill
& Co., LLC for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a) 1% of O'Sullivan Industries' consolidated cash flow (as defined in the indenture related to the
O'Sullivan Industries senior subordinated notes) or (b) $300,000 per year.  Under the management services agreement, BRS, LLC could also receive reimbursement for expenses.

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

         The management fee and other reimbursable costs of $75,000 and $75,000 recognized during the first quarters of fiscal years 2006 and 2005, respectively, are included in selling, marketing and administrative expense in the consolidated statement of operations.  The amounts due BRS at September 30, 2005 and June 30, 2005 were
$528,000 and $453,000, respectively, and are included in accrued liabilities on the accompanying consolidated balance sheets.

         O’Sullivan filed a motion with the bankruptcy court to reject the management services agreement, and the court issued an order on November 7, 2005 authorizing such rejection.

         Employee Loans. At September 30, 2004, O'Sullivan held a note receivable with a balance of approximately $342,000 from an officer of O'Sullivan.  O'Sullivan loaned the officer money to purchase common stock and Series B junior preferred stock of O'Sullivan in the 1999 recapitalization and merger.  The note bore interest at the rate of 9% per annum and matured on November 30, 2009, or earlier if there is a change of control, and were with full recourse to the employees.  The receivables were recorded on the O'Sullivan balance sheet as a reduction in stockholders' equity.

         In March 2005, O'Sullivan entered into a severance agreement with the officer.  Under the agreement,
O'Sullivan released the officer from his obligations under the note.  In exchange, the officer transferred to
O'Sullivan all of the shares of Class A common stock and Series B junior preferred stock in O'Sullivan held by him.
In addition, his Series A junior preferred stock option agreement was cancelled, including the special payment accrued under the agreement of approximately $49,000; and he released O'Sullivan from any obligations it had to him under O'Sullivan's Deferred Compensation Plan.  The net expense to earnings was approximately $283,000.

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

Note 11—Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments were contingent on taxable income.  The maximum payments were fiscal 2006 — $31.5 million; fiscal 2007 — $12.3 million; fiscal
2008 — $14.5 million; fiscal 2009 — $11.8 million. O’Sullivan will not pay RadioShack any amounts during fiscal
2006; accordingly, no amount has been recorded in current liabilities.  See Note 4 to the consolidated financial statements included in O’Sullivan's Annual Report on Form 10-K for the year ended June 30, 2005.

         Under O’Sullivan’s plan of reorganization, the tax sharing agreement was discharged and cancelled and no distribution was made to RadioShack with respect thereto.

         Litigation.  There were no changes in pending litigation involving O'Sullivan after June 30, 2005 except as described in the next two paragraphs.

         On October 14, 2005, O’Sullivan Holdings, O’Sullivan Industries, O’Sullivan Virginia and O’Sullivan
Furniture Factory Outlet, Inc. filed for protection under Chapter 11 of the U. S. Bankruptcy Code.  See Note 2 for
information regarding the bankruptcy.

         In August 2002, Ames decided to close all of its stores and liquidate.  Actual net sales to Ames in fiscal
2005 were minimal.  In August 2003, Ames Department Stores, Inc. filed suit against O’Sullivan Industries in the
U.S. Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from
O’Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  O’Sullivan received the summons in this action on September 22, 2003.  It responded to the suit denying it received any preferential payments.  In May 2006, O’Sullivan settled Ames’ preference claim and O’Sullivan’s administrative claim against Ames, with Ames agreeing to pay O’Sullivan a de minimis amount.

Note 12—Other Comprehensive Income

         O’Sullivan’s comprehensive income is comprised of net loss and foreign currency translation adjustments.
The components of comprehensive loss for the three month periods ended September 30 are:

                                                            Three months ended
                                                               September 30,
                                                        ---------------------------
                                                           2005            2004
                                                        -----------     -----------
                                                              (in thousands)
                                                                        -----------
Net loss                                              $     (15,183)  $      (8,584)
Cumulative translation adjustments                              146             659
                                                        -----------     -----------
Comprehensive loss                                    $     (15,037)  $      (7,925)
                                                        ===========     ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

Bankruptcy Filing

         Our declining sales and increasing losses resulted in lower cash flows from operations in recent years.  As a result, we filed for protection from its creditors and other claimants under Chapter 11 of the United States
Bankruptcy Code on October 14, 2005 in the United States Bankruptcy Court for the Northern District of Georgia.
The cases for O’Sullivan Holdings and its domestic subsidiaries are being jointly administered under case no. 05-83049.  After the filing, we managed our business as debtors-in-possession.  We emerged from bankruptcy on April 12, 2006 with the effectiveness of our modified second amended plan of reorganization.

         O’Sullivan Industries did not pay the $5.3 million interest payment due on July 15, 2005 with respect to its
$100 million 10.63% senior secured notes.  In July 2005, we initiated discussions with representatives of our major stakeholders regarding our strategic alternatives, including potentially a consensual restructuring of our capital structure.  We retained Lazard Frères & Co. LLC to serve as our financial advisor and Dechert LLP as legal advisor to assist with our evaluation of strategic alternatives and restructuring efforts.  In August 2005, we entered into a forbearance agreement with controlling holders of its senior secured notes.  Pursuant to the forbearance agreement, the noteholders agreed not to exercise any enforcement rights or remedies available to them under the senior secured notes indenture as a result of the non-payment of interest on the senior secured notes prior to the end of the applicable 30-day grace period provided for in the indenture.  The term of the forbearance agreement, as extended, expired with our filing for protection under Chapter 11 of the Bankruptcy Code.  In August, we also retained FTI
Consulting to provide restructuring advice with respect to our reorganization efforts.

         In August 2005, we also executed an amendment and consent with the lender under our credit agreement.
Pursuant to the amendment, the lender agreed to continue to make available funding within terms of the credit agreement and not to enforce any event of default in connection with our failure to pay interest on our senior secured notes within the applicable 30-day grace period.  The amendment also prohibited us from using loans under the credit agreement to pay interest on the senior secured notes and senior subordinated notes.  The highest outstanding balance under the credit agreement during the first quarter of fiscal 2006 was $5.0 million.

         As a result of the bankruptcy filing, we did not pay $6.4 million of interest on the O’Sullivan Industries senior subordinated notes on October 15, 2005.  After filing for bankruptcy, we operated its business as debtors-in-
possession under court protection from creditors and claimants.

         Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date, or pre-
petition claims, are stayed, and such claims are not permitted to be paid absent specific authorization from the bankruptcy court and all transactions not in the ordinary course of business require prior approval of the bankruptcy court.

         After the Chapter 11 filing, the bankruptcy court entered several orders to enable us to conduct normal business operations, including orders authorizing us to pay wages, to honor customer programs and warranty claims, to use cash collateral prior to approval of our debtor-in-possession credit agreement and other matters.

         Debtor-in-Possession Credit Agreement.  On October 21, 2005, the U.S. Bankruptcy Court granted interim authorization for us to draw on a $35 million debtor-in-possession credit agreement with certain lenders.  We used the new DIP credit agreement to pay off the outstanding $6.6 million balance under our credit agreement and to support ongoing operations.  The U.S. Bankruptcy Court issued a final order approving the DIP credit agreement on
November 9, 2005.

         The DIP credit agreement provided for borrowings of up to $35 million, including a revolving facility of up to $30 million with availability based a borrowing base including our accounts receivable and inventory, and a term facility of up to $5 million.  The revolving facility had a sublimit of $20.0 million for letters of credit, of which we were using $2.7 million as of April 10, 2006.  The largest letter of credit was drawn on March 1, 2006 to repurchase and redeem $10 million of industrial revenue bonds that were an obligation of O’Sullivan Virginia; the amount drawn increased the outstanding balance under the revolving facility.  The interest rate on loans under the
DIP credit agreement was, at our option, a LIBOR rate plus 4.00% or an index rate plus 2.00%.  After March 31,
2006, the margin fluctuated based on our average borrowing availability under the DIP credit agreement.  The DIP credit agreement contained minimum EBITDA and gross sales covenants, as well as limits on capital expenditures.
The fee for letters of credit was the LIBOR margin less 25 basis points.  A fee of 0.5% was paid on the unused commitment under the DIP credit agreement.

         The term facility under the DIP credit agreement was based on an agreement between the DIP lender and the holder of a majority of our senior secured notes.  As of April 10, 2006, we had borrowed $2.0 million under the term facility.  The interest rate on the term loan was LIBOR plus 8.5%, and was 13.2% as of March 22, 2006.

         Under the DIP credit agreement and the order of the bankruptcy court authorizing us to borrow thereunder, the lenders under the DIP credit agreement were secured by “superpriority” liens and security interests in substantially all of our property (with certain limitations).

         In connection with the execution and delivery of the DIP credit agreement, we entered into lockbox agreements with the agent and certain banks.  Under the terms of the lockbox agreements, the agent had control over the bank accounts and the cash deposited therein.

         On April 11, 2006, the DIP credit agreement, including both the revolving facility and the term facility thereunder, was repaid with funds provided under our loan agreement discussed under “Exit Capital Structure”
below.

         Plan of Reorganization.  On October 14, 2005, we filed a plan of reorganization with the U.S. Bankruptcy
Court.  We filed first and second amended plans on January 3, 2006 and February 10, 2006.  We filed a modified second amended plan on March 16, 2006.  The official committee of unsecured creditors and certain holders of our senior secured notes supported confirmation of the modified second amended plan of reorganization.  The
U.S. Bankruptcy Court approved the amended disclosure statement on February 10, 2006.  We mailed the amended disclosure statement, the amended plan of reorganization, ballots and voting instructions to all parties entitled to vote on the plan on February 17, 2006.  Following a hearing on March 16, 2006, the U.S. Bankruptcy Court confirmed the modified second amended plan of reorganization.

         Under the modified second amended plan of reorganization, various classes of our debt and equity received differing treatment in full satisfaction and discharge of their claims and interests, according to their respective priorities.

•        Obligations under our DIP credit agreement were paid in full and letters of credit outstanding under the
         DIP credit agreement were secured or replaced.  O’Sullivan Virginia’s obligations under a series of industrial revenue bonds due 2008 (and secured by a letter of credit issued pursuant to the DIP credit agreement) were repurchased and redeemed in full on March 1, 2006.  The bonds were paid by a draw on the letter of credit and increased the amount drawn under the DIP credit agreement.  We repaid obligations under the DIP credit agreement with borrowings under our loan agreement on April 11, 2006.

•        Obligations under the $100 million principal amount of 10.63% senior secured notes due 2008 of
         O’Sullivan Industries received an aggregate of $10 million of new secured notes (subordinate to the loan agreement) and ten million shares of new common stock of O’Sullivan Holdings, representing 100% of the outstanding equity of the reorganized O’Sullivan Holdings, subject to dilution upon the issuance of shares of restricted stock and the exercise of certain warrants and options.  Interest on the new secured note is
         LIBOR plus 8.5%.

•        General unsecured claims against O’Sullivan Industries, O’Sullivan Virginia and O’Sullivan Furniture
         Factory Outlet, Inc., other than the $96 million principal amount 13.375% senior subordinated notes due
         2009 of O’Sullivan Industries, received a cash distribution of 9% of their allowed claims.  Certain vendor and utility creditors also had the right to elect to participate in a settlement under which we paid an additional 2% to 8% of their allowed claim in cash, based on the size of their allowed claim.

•        Holders of O’Sullivan Industries’ $96 million principal amount of 13.375% senior subordinated notes received

         •        Series A warrants to purchase an aggregate of 526,316 shares of reorganized O’Sullivan Holdings common stock at a price of $7.06, which warrants will expire on April 12, 2010; and

         •        Series B warrants to purchase an aggregate of 554,017 shares of reorganized O’Sullivan Holdings common stock at a price of $9.81, which warrants will expire on April 12, 2011.

•        Holders of O’Sullivan Holdings equity, indebtedness and other obligations, including the O’Sullivan
         Holdings 12% note due 2009 with principal plus accrued interest of $29.7 million (as of October 14, 2005), the tax sharing agreement with RadioShack and options and warrants to purchase O’Sullivan Holdings
         Class A common stock, Series A junior preferred stock or Series B junior preferred stock, were discharged and cancelled and received no distribution under the plan of reorganization.

The disclosure statement describes the plan of reorganization in greater detail.

         Costs of Bankruptcy.  In connection with our reorganization, we engaged Dechert LLP as our bankruptcy counsel, Lazard Frères & Co. LLC as our financial adviser, FTI Consulting as our restructuring advisers and The
Garden City Group, Inc. to handle communications with stakeholders and to tally votes.  We are responsible for paying the fees and expenses of each of these service providers.  Pursuant to the forbearance agreement executed with certain holders of the O’Sullivan Industries senior secured notes and an adequate protection order entered by the U.S. Bankruptcy Court in connection with its approval of the DIP credit agreement, we agreed to pay the fees and expense of the legal and financial advisers to the group of senior secured noteholders.  In connection therewith, we entered into an agreement with Rothschild and the senior secured noteholders group, pursuant to which
Rothschild is acting as financial adviser for the group of senior secured noteholders, and we are paying Rothschild’s fees and expenses.  Pursuant to the plan of reorganization, we assumed the obligations under this agreement.  We are also paying the fees and expenses of the senior secured noteholders' counsel.

         Pursuant to bankruptcy law, we are also responsible for paying the fees and expenses of other parties to the reorganization process, including the fees and expenses of counsel and financial advisers to the unsecured creditors committee.

         The agreements with Lazard and Rothschild provided for additional fees if we are successful in our reorganization efforts.  We have paid, or will pay, Lazard a  $1.8 million transaction fee and a $375,000 financing fee.  The transaction fee for Rothschild is $750,000.  The transaction fee for the financial adviser to the unsecured creditors committee is $450,000.  These fees are in addition to regular fees we have been accruing with respect to these advisers.

         Our current estimate is that it will pay a total of approximately $16 million of fees and expenses to third parties in connection with its efforts to reorganize.

         Exit Capital Structure. We emerged from bankruptcy on April 12, 2006 with $10 million of secured notes and an asset backed loan agreement for up to $50 million of secured revolving loans.  The loan agreement provides for a revolving line of  credit of up to $50 million, subject to a borrowing base, with a $15 million sublimit for letters of credit.  Indebtedness under the loan agreement is secured with first liens on substantially all of our assets.
Under the loan agreement, borrowings bear interest, at O’Sullivan’s option, at either a Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins are 2.00% per annum for Eurodollar loans and 0.50% per annum for prime rate based loans.  The applicable margins will vary each calendar quarter starting with the quarter beginning October 1, 2006.  The amount of the margins will vary based on the unused availability under the loan agreement.

         We borrowed approximately $27.5 million under the exit loan agreement on April 11, 2006.  In addition,
$2.7 million of letters of credit are outstanding under the loan agreement.  We expect to borrow an additional $6.7 million shortly to fund additional fees and expenses associated with the plan of reorganization.  After these initial borrowings, we will be able to use borrowings under the loan agreement for general operating, working capital and other proper corporate purposes.  Upon our exit from bankruptcy, availability under the loan agreement, after the additional $6.7 million of borrowings, was approximately $4.5 million.

         We continue to serve our customers and to pay our employees and post-petition vendors in the ordinary course.  Our facilities continue to operate and to fill customer orders.

         Recent Trends.  Our net sales declined 15.1% in the first quarter of fiscal 2006 from $62.7 million to $53.2 million.  This decline continued the decreases in net sales from prior year quarters experienced by us in recent years.
Our net sales declined for several reasons:

         ·        a decline in sales of RTA furniture;

         ·        increasing competition from imported furniture, particularly from China;

         ·        increased competition from domestic competition due to excess capacity in the RTA furniture industry and increasing concentration of retail stores;

         ·        market share losses at an office superstore and a large mass merchant.

         Operating income declined to a loss of $3.8 million in the first quarter of fiscal 2006 from operating income of $245,000 in fiscal 2005.  The decline was due to:

     •   lower sales levels;

     •   lower gross margins due to lower production levels due to lower sales and efforts to reduce our inventory levels, which unfavorably affected overhead absorption; and

     •   continued high prices of raw materials, particularly particleboard, and increased prices for freight, cartoning and certain other raw materials.

         In response to our sales trends, we have taken steps to reduce costs, increase selling prices, lower our inventories and mitigate the impact of the current market challenges and our bankruptcy proceedings.  We may take similar actions in the future, which may result in asset write-downs or impairment or other charges.  See "Market
Risk and Inflation" for more information regarding our raw material price increases.

         Fiscal 2006 Outlook.

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

Customer Bankruptcy

         In August 2002, Ames Department Stores, Inc. decided to close all of its stores and liquidate.  In August
2003, Ames filed suit against O'Sullivan Industries in the U.S. Bankruptcy Court, Southern District of New York
alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We have responded to the suit denying we received any preferential payments.  In May 2006, we settled Ames’ preference claim and our administrative claim against Ames, with Ames agreeing to pay us a de minimis amount.

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

         Additionally, we recorded the remaining maximum obligation to RadioShack pursuant to the tax sharing agreement.  The remaining maximum obligation to RadioShack was $70.1 million at September 30, 2005 and
June 30, 2005.  Future payments to RadioShack were contingent upon achieving consolidated taxable income calculated on the basis of the tax sharing agreement.  In our plan of reorganization, the tax sharing agreement was discharged and cancelled, with no distribution to RadioShack.

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

         Under our modified second amended plan of reorganization confirmed by the U.S. Bankruptcy Court, no distribution will be made with respect to the tax sharing agreement and our obligations under the agreement have been extinguished.  As a result of our reorganization under Chapter 11 of the Bankruptcy Code, our tax loss carryforwards will be substantially reduced.  Additionally, our ability to use pre-petition net operating losses and any remaining step up in our tax basis may be limited.

         See “Cautionary Statement Regarding Forward Looking Information.”

Results of Operations

         Net Sales.  Net sales for the quarter ended September 30, 2005 decreased by $9.4 million, or 15.1%, to
$53.2 million from $62.7 million for the quarter ended September 30, 2004.  During the quarter, sales declined in every channel of distribution except home centers for the reasons cited in the overview section above.

         Gross Profit.  Gross profit decreased to $7.3 million, or 13.7% of net sales, for the three month period ended September 30, 2005, from $11.4 million, or 18.2% of net sales, for the comparable prior year quarter.  Fiscal
2006 first quarter gross profit dollars and margin declined because of lower sales, higher raw material costs, and lower production levels that adversely affected our fixed cost absorption, partially offset by price increases, all as compared to the fiscal 2005 first quarter.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses declined to $11.1 million, or 20.8% of net sales, for the three month period ended September 30, 2005, from $11.2 million, or 17.9% of net sales, for the quarter ended September 30, 2004.  In the fiscal 2006 first quarter, selling and marketing compensation expense increased due to our increased sales and marketing staffing, partially offset by lower commission expense.  Administrative expense decreased slightly due to lower incentive compensation accruals.

         Restructuring Costs.  The restructuring costs of $53,000 incurred during the first quarter of fiscal 2006 relate to the closing of our Australian operations.  We announced that the operations were closing in February 2005, and most of the expenses related to the closing of these operations were incurred in the last half of fiscal 2005.

         Depreciation and Amortization.  Depreciation and amortization expenses declined from $3.1 million for the first quarter of fiscal 2005 to $2.7 million for the first quarter of fiscal 2006.  The lower depreciation expense results from lower capital expenditures in recent years and the $8.0 million impairment charge taken against our assets located in South Boston, Virginia as of June 30, 2005 pursuant to Statement of Financial Accounting
Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         Operating Income (Loss).  Operating income decreased to a loss of $3.8 million for the quarter ended
September 30, 2005 from operating income of $245,000 in the quarter ended September 30, 2004 for the reasons described above.

         Net Interest Expense.  Net interest expense increased from $8.8 million in the first quarter of fiscal 2005 to
$9.2 million in the first quarter of fiscal 2006.  Interest expense increased because of higher rates on borrowings under our credit agreement and because of the additional amounts on which interest was computed for the
O’Sullivan Holdings note, revolving loans and senior preferred stock.  Amortization of debt discount and loan fees also increased.  The following table describes the components of net interest expense.

                                                            Three months ended
                                                               September 30,
                                                        ---------------------------
                                                              (in thousands)
                                                              2005          2004
                                                           ----------     ---------
Interest expense on senior secured notes, credit
    agreement, senior credit facility, industrial revenu  $
    bonds and senior subordinated notes                 e       6,139   $     6,035
Interest income                                                    (6)           (8)
        Non-cash items:
Interest expense on O’Sullivan Holdings senior note               842           750
Interest expense on mandatorily redeemable senior
    preferred stock                                             1,353         1,237
Amortization of debt discount                                     448           392
Amortization of loan fees                                         425           423
                                                           ----------     ---------
Net interest expense                                      $     9,201   $     8,829
                                                           ==========     =========

         Reorganization Costs.  In the first quarter of fiscal 2006, we incurred $2.1 million of reorganization costs as we endeavored to restructure our indebtedness prior to our filing for bankruptcy protection in October 2005.

         Pre-Tax Loss. Our pre-tax loss in the first quarter of fiscal 2005 was $15.2 million compared to a pre-tax loss of $8.6 million in the first quarter of fiscal 2005.  The decline was due principally to our lower net sales and operating levels and higher raw material prices.

         Income Tax Provision.  We recorded no tax expense in the first quarters of fiscal 2005 or fiscal 2005 because of the current tax benefits associated with the Section 338 election (See "Tax Sharing Agreement with
RadioShack") and because of the valuation allowance against our net deferred tax assets.

         Net Loss.  Net loss increased $6.6 million from a net loss of $8.6 million in the first quarter of fiscal 2005 to a net loss of $15.2 million in the first quarter of fiscal 2006 due principally to lower sales and lower production levels and reorganization expenses incurred in the fiscal 2006 quarter as described above.

Liquidity and Capital Resources

         Bankruptcy Filing.  On October 14, 2005, as a result of reduced cash flows from our declining sales and increasing operating losses, we filed for protection under Chapter 11 of the United States Bankruptcy Code in the
Bankruptcy Court for the Northern District of Georgia.  The filing constituted an event of default under all of the agreements relating to our indebtedness.

         At September 30, 2005, we were highly leveraged and had a stockholders' deficit of $233.8 million.  We filed for bankruptcy protection primarily because we did not have the liquidity to pay the interest on our indebtedness, including interest expense under our credit agreement and notes.  Our primary sources of liquidity are cash flows from operating activities and borrowings under our loan agreement, which is discussed below.
Decreased demand for our products could further decrease our cash flows from operating activities and the availability of borrowings under our loan agreement.

         Cash and Cash Equivalents.  As of September 30, 2005, cash and cash equivalents totaled $1.5  million.

         Operating Activities.  Net cash used by operating activities for the three months ended September 30, 2005 was $4.3 million compared to net cash used of $990,000 for the three months ended September 30, 2004.  Cash flow from operations decreased year-over-year for the following reasons:

      •    Our net loss in the first quarter of fiscal 2005 was $15.2 million compared to a net loss of $8.6 million in the first quarter of fiscal 2005.

      •    Accounts receivable increased $3.4 million in the first quarter of fiscal 2006 compared with an increase of  $4.4 million in the first quarter of fiscal 2005.  The larger increase in the fiscal 2005 quarter reflects higher sales in the fiscal 2005 quarter.

      •    Accounts payable, accrued advertising and accrued liabilities increased $7.0 million during the first quarter of fiscal 2006 compared to an increase of $1.3 million during the first quarter of fiscal 2005.  The principal cause of the increase was our failure to pay the $5.3 million  interest payment on the O’Sullivan
           Industries senior secured notes that was due July 15, 2005.

      •    Other assets increased $2.5 million in the first quarter of fiscal 2006, while declining $302,000 in the same quarter of fiscal 2005.  The increase was due to increases in prepaid workers’ compensation insurance and deposits.

         Investing Activities.  We invested $115,000 in capital expenditures for the three months ended
September 30, 2005 compared to $236,000 in the prior year three month period.  We currently estimate that the total capital expenditure requirements for the fiscal year will be approximately $700,000, which we expect to fund from cash flow from operations, cash on hand or borrowings under our loan agreement.

         Financing Activities.  Our net cash provided by financing activities was $4.7 million in the first quarter of fiscal 2006 from borrowings under our credit agreement.  In the first quarter of fiscal 2005, the issuance of additional stock and the repayment of a loan to an employee provided $46,000 of net cash.

         Our consolidated principal amount of indebtedness at September 30, 2005 was $239.0 million, consisting of the following:

     ·   a credit agreement providing for asset-based revolving credit of up to $40.0 million, subject to a borrowing base.  At September 30, 2005, we had borrowed approximately $5.0 million.  In addition, letters of credit aggregating approximately $14.4 million were outstanding under the credit agreement.  Outstanding letters of credit reduced the amount available under the credit agreement.  The highest outstanding borrowings under the credit agreement in the first quarter of fiscal 2006 was $5.0 million.  This agreement was refinanced in October 2005 with funds borrowed under our DIP credit agreement.

     ·   $100.0 million in 10.63% senior secured notes due 2008.  We sold the notes in September 2003 at 95% of their par value, yielding $95.0 million in proceeds before issuance expenses of approximately $3.8 million.
         The proceeds of the senior secured notes were used to repay $88.7 million outstanding under our senior credit facility and to pay issuance expenses.

     ·   $96.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million. We issued $100.0 million of these notes at a price of 98.046%, providing $98.0 million in cash proceeds before expenses related to the issuance.  We repurchased $4.0 million of the notes during fiscal 2004.

     ·   $10.0 million in variable rate industrial revenue bonds.   On March 1, 2006, these bonds were repurchased
         and redeemed; the trustee for the bonds drew on the letter of credit securing the bonds for funds to repay the bonds.  The draw on the letter of credit increased the loans outstanding under our DIP credit agreement.

     ·   $28.1 million, including $13.1 million of interest added to the principal of the note, in a note issued by
         O’Sullivan Holdings with warrants to purchase 6.0% of our common and Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.

The reconciliation of consolidated principal amount of indebtedness to recorded book value as of September 30,
2005, is as follows:

                                                        Original          Warrants           Recorded
                                    Consolidated     issue discount         net of        book value of
                                    indebtedness    net of accretion      accretion       long-term debt
                                   ---------------  ----------------  ----------------- ------------------
                                                               (in thousands)
                                                    -----             --                ---

                                                    -----             --                ---
Credit agreement                    $        4,961                 –                  –              4,961
Senior secured notes                       100,000      $     (3,348)  $              –   $         96,652
Senior subordinated notes                   96,000            (1,086)            (2,027)            92,887
Industrial revenue bonds                    10,000                 –                  –             10,000
O'Sullivan Holdings note                    28,072                 –             (2,117)            25,955
                                      ------------       -----------    ---------------    ---------------
Total                               $      239,033      $     (4,434)  $         (4,144)  $        230,455
                                      ============       ===========    ===============    ===============

Liquidity

         We have a stockholders' deficit of approximately $233.8 million as of September 30, 2005, incurred a net loss of $15.2 million for the quarter ended  September 30, 2005 and expect to incur a loss before reorganization items during fiscal 2006.  Our net sales have declined each of the past five years and will decline further in fiscal
2006.  Our sales and operating results during the quarter ended September 30, 2005 were impacted by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, high raw material costs and principally particleboard and fiberboard and reorganization charges.  Our independent registered public accounting firm issued a “going concern” qualification to their report for the year ended June 30, 2005 regarding our financial condition, expressing their concern that we may not be able to continue to operate as a going concern.

         By filing for protection under the United States Bankruptcy Code, we defaulted under the indenture for our senior secured notes, the indenture for our senior subordinated notes and the agreement governing the O’Sullivan
Holdings note.  Under our modified second amended plan of reorganization, which was confirmed by the
U.S. Bankruptcy Court on March 16., 2006 and became effective on April 12, 2006, our debt has been substantially reduced.  See "Plan of Reorganization" above.

         Exit Loan Agreement.       We emerged from bankruptcy on April 12, 2006 with $10 million of secured notes and an asset backed loan agreement for up to $50 million of secured revolving loans.  The loan agreement provides for a revolving line of  credit of up to $50 million, subject to a borrowing base, with a $15 million sublimit for letters of credit.  Indebtedness under the loan agreement is secured with first liens on substantially all of our assets.  Under the loan agreement, borrowings bear interest, at O’Sullivan’s option, at either a Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins are 2.00% per annum for Eurodollar loans and 0.50%
per annum for prime rate based loans.  The applicable margins will vary each calendar quarter starting with the quarter beginning October 1, 2006.  The amount of the margins will vary based on the unused availability under the loan agreement.

         We borrowed approximately $27.5 million under the exit loan agreement on April 11, 2006.  In addition,
$2.7 million of letters of credit are outstanding under the loan agreement.  We expect to borrow an additional $6.7 million shortly to fund additional fees and expenses associated with the plan of reorganization.  After these initial borrowings, we will be able to use borrowings under the loan agreement for general operating, working capital and other proper corporate purposes.  Upon our exit from bankruptcy, availability under the loan agreement, after the additional $6.7 million of borrowings, was approximately $4.5 million.

         Off-balance Sheet Arrangements.    At September 30, 2005, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         Contractual Obligations.  The following table illustrates our contractual obligations due in the future:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Indebtedness1                        $     239,033   $      239,033    $            –   $           –   $            –
Cash interest on  indebtedness2              1,022            1,022                 –               –                –
Tax Benefit payments to
    RadioShack3                             70,067           34,388            27,839           7,840                –
Operating leases - unconditional             7,166            1,553             2,028           1,650            1,935
Senior preferred stock4                     48,655                –                 –               –           48,655
Other long-term obligations5                 4,716            4,531               135               1               50
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     370,659   $      280,527    $       30,002   $       9,491   $       50,640
                                       ===========     ============      ============     ===========     ============
                   ------------------------------------

         1All of our indebtedness for borrowed money is shown as short-term because of our bankruptcy filing and the resulting defaults under the documents governing such indebtedness.  See “Overview—Plan of
Reorganization” for a summary of the treatment of our indebtedness under our modified second amended plan of reorganization.
                                       ===========     ============      ============     ===========     ============

         2Interest shown is through October 14, 2005, the date of our filing for protection under Chapter 11 of the
U.S. Bankruptcy Code for indebtedness that was not fully paid after our bankruptcy filing and the senior preferred stock.
                                       ===========     ============      ============     ===========     ============

         3Timing and amounts of payments to RadioShack are contingent on actual taxable income adjusted to exclude the increased interest expense arising from the 1999 recapitalization and merger.  The amounts in the table above represent the maximum amounts that were payable to RadioShack under the tax sharing agreement.
Under our plan of reorganization, the tax sharing agreement was cancelled and no distribution will be made in respect thereof.
                                       ===========     ============      ============     ===========     ============

         4The liquidation value plus accrued dividends for our senior preferred stock through June 30, 2005 is shown here.  Dividends accumulating after June 30, 2005 are included as interest expense above.  Under the terms of our modified second amended plan of reorganization, our senior preferred stock was cancelled and no distribution will be made with respect thereto.
                                       ===========     ============      ============     ===========     ============

         5Represents (a) transaction fees in connection with our bankruptcy, (b) payments due under retirement agreements, (c) payments due under our Key Employee Retention Plan and (d) amounts due under our Deferred
Compensation Plan.  Under the terms of our modified second amended plan of reorganization, the Deferred
Compensation Plan was cancelled and the retirement agreements were rejected, and amounts due thereunder will be treated as unsecured obligations.
                                       ===========     ============      ============     ===========     ============

Critical Accounting Policies and Estimates

         Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Item 8,
"Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the
Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission on April 10, 2006, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements.  Actual results in these areas could differ from management's estimates.  There have been no significant changes in our accounting policies and estimates during the first three months of fiscal 2006 other than our adoption of SFAS 123(R), Accounting for Stock-Based

Compensation, and SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  Neither change in accounting policies had a material impact upon our results of operation or financial position.

Legal Proceedings

         In August 2002, Ames Department Stores, Inc. decided to close all of its stores and liquidate.  In August
2003, Ames filed suit against O'Sullivan Industries in the U.S. Bankruptcy Court, Southern District of New York
alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We have responded to the suit denying we received any preferential payments.  In May 2006, we settled Ames’ preference claim and our administrative claim against Ames, with Ames agreeing to pay us a de minimis amount.

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

     ·   the effects of our filing for bankruptcy on October 14, 2005, including the impairment of our obligations and changes to our historical costs as a result of our emergence from bankruptcy in April 2006;
     ·   changes from anticipated levels of sales, whether due to
         •    future national or regional economic and competitive conditions, as we have seen in recent years with slower economic conditions and declines in the sales of personal computers;
         •    new domestic or foreign entrants into the industry, as with competitors and retailers sourcing products competitive with ours from overseas in recent years;
         •    customer acceptance of existing and new products, as have experienced in recent years;
     ·   limitations on our borrowing capacity under our loan agreement;
     ·   raw material cost increases, particularly in particleboard and fiberboard, as occurred in fiscal 2004 and are again occurring in fiscal 2006;
     ·   pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as is occurring now, or customer demand in excess of our ability to supply product;
     ·   transportation cost increases, due to higher fuel costs or otherwise;
     ·   loss of or reduced sales to significant customers as a result of bankruptcy, liquidation, merger, acquisition or any other reason, as occurred with the liquidation of Ames in fiscal 2003, with the reorganization of
         Kmart beginning in fiscal 2002 and with the loss of significant business at Best Buy and a mass merchant in fiscal 2005;
     ·   actions of current or new competitors, foreign or domestic, that increase competition with our products or prices, as has been occurring with imported products from China and other countries in recent years;
     ·   the consolidation of manufacturers in the ready-to-assemble furniture industry;
     ·   increased advertising costs associated with promotional efforts;
     ·   increased interest rates;
     ·   pending or new litigation or governmental regulations;
     ·   other uncertainties which are difficult to predict or beyond our control; and
     ·   the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them could be unsuccessful.

See also the Risk Factors section in our annual report on Form 10-K for the year ended June 30, 2005.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our market risk is affected by changes in interest rates, foreign currency exchange rates and certain commodity costs.  Under our policies, we may use natural hedging techniques and derivative financial instruments to reduce the impact of adverse changes in market costs.  We do not hold or issue derivative instruments for trading purposes.  We believe that our foreign exchange risk is not material.

         We have market risk in interest rate exposure, primarily in the United States.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  At May 8, 2006, all of our indebtedness was subject to variable interest rates.  A change in interest rates of one percentage point would change our cash interest by about $400,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity cost exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material costs would affect our cost of sales by approximately $1.2 million annually.

         In fiscal 2004, market costs for particleboard, our largest-cost raw material, increased about 40% to 50%, depending on thickness and origin.  Market costs for fiberboard increased about 30%.  Costs increased as demand for particleboard and fiberboard increased and because producers reduced their manufacturing capacity.  Market costs for particleboard declined slightly in fiscal 2005, while fiberboard costs were flat. Costs have increased further in fiscal 2006.  Because we utilize first-in, first-out accounting for our inventory, not all of the cost increases are immediately reflected in our cost of goods sold.  These cost increases will reduce our operating margins and operating income for fiscal 2006 and perhaps beyond.

         We are endeavoring to reduce the impact of the cost increases through our productivity programs, by cost increases and by the eventual inclusion of the higher costs in the pricing of our products.  In our productivity programs, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material cost increases.

         We cannot assure you that raw materials costs will not increase further in the future.

ITEM 4. CONTROLS AND PROCEDURES.

         O'Sullivan maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in
O'Sullivan's Exchange Act reports is recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to
O'Sullivan's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Nevertheless, the controls and procedures did not allow O’Sullivan to file its annual report on
Form 10-K for the fiscal year ended June 30, 2005 or its quarterly reports for the quarters ended September 30,
2005, December 31, 2005 and March 31, 2006 within the time periods specified by the SEC’s rules and form because of O’Sullivan’s efforts to reorganize under the protection of Chapter 11 of the U.S. Bankruptcy Code.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-
benefit relationship of possible controls and procedures.

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

                                          PART II  —  OTHER  INFORMATION

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

                                                                     O'SULLIVAN INDUSTRIES HOLDINGS, INC.

Date:   June 2, 2006                                      By:                    /s/ Rick A. Walters
                                                                 --------------------------------------------------

                                                                                   Rick A. Walters
                                                                                    President and
                                                                               Chief Executive Officer

Date:   June 2, 2006                                      By:                 /s/ Russell L. Steinhorst
                                                                 -------------------------------------------------------------------------------------------------------------------

                                                                                Russell L. Steinhorst
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
  3.2 & 4.2   Bylaws of O’Sullivan (incorporated by reference from Exhibit 3.2 to Annual Report on
              Form 10-K of Holdings for the fiscal year ended June 30, 2004 (File No. 0-28493))
 3.2a & 4.2a  Amendment to By-laws of O'Sullivan (incorporated by reference from Exhibits 3.2a and
              4.2a to quarterly report on Form 10-Q of Holdings for the quarter ended September 30,
              2005 (File No. 0-28493))
    10.1a     Amendment and Consent No. 3 dated as of August 17, 2005 to Credit Agreement dated as of September 29, 2003 by and among O'Sullivan Industries, O'Sullivan Furniture Factory
              Outlet, Inc. and O'Sullivan Industries - Virginia, as Borrowers, and the other persons party thereto that are designated as credit parties and General Electric Capital Corporation, as
              Agent, L/C issuer and as a lender, and the other financial institutions party hereto, as lenders
              (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of O'Sullivan
              Holdings dated August 17, 2004 (File No. 0-28493))
    10.1b     Amendment No. 4 to the Credit Agreement dated as of August 22, 2005 (incorporated by reference to Exhibit 10.1d to Annual Report on Form 10-K of O’Sullivan Holdings for the
              year ended June 30, 2005(File No. 0-28493))
    10.1c     Amendment and Consent No. 5 to the Credit Agreement dated as of September 16, 2005
              (incorporated by reference to Exhibit 10.1e to Annual Report on Form 10-K of O’Sullivan
              Holdings for the year ended June 30, 2005(File No. 0-28493))
     10.2     Forbearance Agreement dated August 12, 2005 by and among O’Sullivan Industries,
              O’Sullivan Holdings, O’Sullivan Virginia, O’Sullivan Furniture Factory Outlet, Inc.,
              GoldenTree Asset Management L.P., as investment advisor for certain Senior Secured
              Noteholders, and Mast Credit Opportunities I, (Master) Ltd. (incorporated by reference to
              Exhibit 10 to Current Report on Form 8-K dated August 15, 2005 (File No. 0-28493))
    10.2b     Amendment No. 1 to the Forbearance Agreement dated as of September 13, 2005
              (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of O’Sullivan
              Holdings dated September 14, 2005 (File No. 0-28493))
    10.2b     Amendment No. 2 to the Forbearance Agreement dated as of September 26, 2005
              (incorporated by reference to Exhibit 10 to Current Report on Form 8-K of O’Sullivan
              Holdings dated September 29, 2005 (File No. 0-28493))
     10.3     Description of Key Employee Retention Plan (incorporated by reference to Exhibit 10.46 to
              Annual Report on Form 10-K of O Sullivan Holdings for the year ended June 30, 2005(File
              No. 0-28493))
    10.48     Letter agreement dated as of August 22, 2005 between O’Sullivan Industries and FTI
              Consulting relating to accounting and reorganization consulting services (incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-K of O’Sullivan Holdings for the
              year ended June 30, 2005(File No. 0-28493))
     31.1     Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2     Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002

 Exhibit No.                                          Description
     32.1     Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2     Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

