Form 10-Q
period 2005-12-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2006-06-05
CIK 915354

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
                                          SECURITIES EXCHANGE ACT OF 1934
                                 For the quarterly period ended December 31, 2005

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

         As of June 1, 2006, 10,000,000 shares of common stock of O'Sullivan Industries Holdings, Inc. were outstanding.

------------------------------------------------------------------------------------------------------------------------

PART  I
Item 1.  Financial Statements.

                               O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                               (DEBTOR-IN-POSSESSION)
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)
                                                                                     December 31,        June 30,
                                      Assets                                             2005              2005
                                                                                   ----------------   --------------
Current assets:
    Cash and cash equivalents                                                       $           441    $       1,213
    Trade receivables, net of allowance for doubtful accounts
        of $2,923 and $2,455, respectively                                                   25,004           19,838
    Inventories, net                                                                         41,903           43,608
    Prepaid expenses and other current assets                                                 6,712            2,184
                                                                                      -------------   --------------
           Total current assets                                                              74,060           66,843

Property, plant and equipment, net                                                           38,515           43,155
Other assets                                                                                    258            6,600
Goodwill                                                                                     38,088           38,088
                                                                                      -------------   --------------
               Total assets                                                         $       150,921    $     154,686
                                                                                      =============     ============

    Trade receivables, net of allowance for doubtful accounts
                                                                                      =============     ============

                                                                                       December 31,       June 30,
                       Liabilities and Stockholders' Deficit                               2005             2005
                                                                                      ---------------   ------------
Current liabilities, not subject to compromise:
    Accounts payable                                                                $         8,450    $      10,319
    Accrued advertising                                                                       8,275            9,939
    Accrued liabilities                                                                       5,674           15,756
    Short-term debt                                                                          20,891          225,046
                                                                                      -------------     ------------
           Total current liabilities not subject to compromise                               43,290          261,060

Non-current liabilities not subject to compromise:
    Mandatorily redeemable senior preferred stock                                                 -           31,437
    Other liabilities                                                                         3,155           10,839
    Payable to RadioShack                                                                         -           70,067
                                                                                      -------------     ------------
               Total non-current liabilities not subject to compromise                        3,155          112,343

Liabilities subject to compromise                                                           350,185                -
                                                                                      -------------     ------------

                  Total liabilities                                                         396,630          373,403

Commitments and contingent liabilities (Notes 2, 9, 11 and 12)

Stockholders' deficit:
    Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
        none issued                                                                               -                -
    Junior preferred stock, Series B, $0.01 par value; at issue price including accumulated dividends; 997,503.81 shares authorized, 933,033.13 shares
        issued at December 31, 2005 and June 30, 2005                                       122,949          116,550
    Junior preferred stock, Series C, $0.01 par value, 50,000 shares authorized,
        none and 50,000 shares issued at December 31, 2005 and June 30, 2005                      1                1
    Class A common stock, $0.01 par value; 2,000,000 shares authorized;
        1,368,000 issued; and 1,356,788 outstanding at December 31, 2005 and
        June 30, 2005, respectively                                                              14               14
    Class B common stock, $0.01 par value, 1,000,000 shares authorized,
        701,422 shares issued at December 31, 2005 and June 30, 2005                              7                7
    Additional paid-in capital                                                               13,057           13,057
    Retained deficit                                                                       (383,839)        (351,150)
    Treasury stock, 11,208.75 shares of Class A common stock at December 31,
        2005 and June 30, 2005, at cost                                                           -                -
    Accumulated other comprehensive income                                                    2,102            2,804
                                                                                      -------------     ------------
           Total stockholders' deficit                                                     (245,709)        (218,717)
                                                                                      -------------     ------------
               Total liabilities and stockholders' deficit                          $       150,921    $     154,686
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
                                              (DEBTOR-IN-POSSESSION)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands)

                                                             Three months ended              Six months ended
                                                                December 31,                   December 31,
                                                         --------------------------     --------------------------
                                                             2005          2004             2005          2004
                                                         ------------  ------------     ------------  ------------

Net sales                                               $      50,911 $      66,186    $     104,156 $     128,866
Cost of sales                                                  42,439        57,117           88,418       108,360
                                                         ------------  ------------     ------------  ------------

Gross profit                                                    8,472         9,069           15,738        20,506

Operating expenses:
    Selling, marketing and administrative                      11,692        12,233           22,751        23,425
    Restructuring costs                                           139             -              192             -
                                                         ------------  ------------     ------------  ------------

    Operating loss                                             (3,359)       (3,164)          (7,205)       (2,919)

Other income (expense):
    Interest expense (Contractual interest was $9,360          (1,776)       (8,908)         (10,983)      (17,745)
        and $18,561 for the three and six months ended
        December 31, 2005.)
               Interest income                                      7             7               13            15
                                                         ------------  ------------     ------------  ------------

Loss before reorganization items and income tax
    provision                                                  (5,128)      (12,065)         (18,175)      (20,649)
Reorganization items:
    Professional fees                                           5,367             -            7,422             -
    Financing costs                                               612             -                             69-
                                                         ------------  ------------
                                                                5,979             -            8,115             -
                                                         ------------  ------------     ------------  ------------

Loss before income tax provision                              (11,107)      (12,065)         (26,290)      (20,649)
Income tax provision                                                -             -                -             -
                                                         ------------  ------------     ------------  ------------

    Net loss                                                  (11,107)      (12,065)         (26,290)      (20,649)
Dividends on Series B junior preferred
    stock                                                        (845)       (4,902)          (6,399)       (9,278)
                                                         ------------  ------------     ------------  ------------

    Net loss attributable to common stockholders        $     (11,952)$     (16,967)   $     (32,689)$     (29,927)
                                                         ============  ============     ============  ============

             The accompanying notes are an integral part of these consolidated financial statements.

                              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                             (DEBTOR-IN-POSSESSION)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                             Six months ended
                                                                                               December 31,
                                                                                         ------------------------
                                                                                            2005          2004
                                                                                         ----------    ----------

Cash flow provided (used) by operating activities:
    Net loss                                                                          $     (26,290) $    (20,649)
    Adjustments to reconcile net loss to net cash provided (used) by operating activities:
           Depreciation and amortization                                                      4,978         6,313
           Amortization of debt issuance cost                                                   495           848
           Amortization of debt discount and accrued interest on O'Sullivan
               Holdings note                                                                  1,485         2,338
           Interest and accretion on mandatorily redeemable senior preferred stock            1,557         2,473
           Bad debt expense (recoveries), net                                                     1          (165)
           Loss on disposal of assets                                                             5             7
           Accrual of special payment on options to purchase Series A junior
               preferred stock                                                                  483           785
    Changes in assets and liabilities:
           Trade receivables                                                                 (5,167)         (472)
           Inventories                                                                        1,705        13,593
           Other assets                                                                      (3,613)          387
           Accounts payable and accrued liabilities                                          10,969           762
    Changes in assets and liabilities related to reorganization:
           Other assets                                                                        (915)            -
           Accounts payable and accrued liabilities                                           3,594             -
                                                                                         ----------    ----------
Net cash provided (used) by operating activities                                            (10,713)        6,220
                                                                                         ----------    ----------

Cash flow used for investing activities:
    Capital expenditures                                                                       (256)         (503)
                                                                                         ----------    ----------

Cash flow provided by financing activities:
    Proceeds from borrowings                                                                 54,044         5,700
    Repayment of borrowings                                                                 (53,150)       (5,700)
    Repayment of employee notes                                                                   -            30
    Proceeds from issuance of common and preferred securities                                     -            16
    Payments for reorganization costs related to credit facility (post-petition)               (693)            -
    Net borrowings under short-term credit facility (post-petition)                           9,996             -
                                                                                         ----------    ----------
Net cash flow provided by financing activities                                               10,197            46

Net increase (decrease) in cash and cash equivalents                                           (772)        5,763
Cash and cash equivalents, beginning of period                                                1,213         5,250
                                                                                         ----------    ----------
Cash and cash equivalents, end of period                                              $         441  $     11,013
                                                                                         ==========    ==========

Supplemental cash flow information:

    Payments for reorganization items
    Professional fees                                                                 $       5,435             -
    Financing costs                                                                                             69-

        Total                                                                         $       6,128
                                                                                         ==========    ==========

    Net loss                                                                          $     (26,290) $    (20,649)
                                                                                         ==========    ==========
                                                                                             Six months ended
                                                                                               December 31,
                                                                                         --------------==========
                                                                                            2005          2004
                                                                                         ----------    ----------

    Interest paid                                                                     $         638  $     12,206
    Income taxes paid                                                                             -             -

Non-cash investing and financing activities:
    Capital expenditures included in accounts payable                                 $           -  $         43
    Dividends accrued but not paid                                                            6,399         9,278
             The accompanying notes are an integral part of these consolidated financial statements.

                                     O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                                     (DEBTOR-IN-POSSESSION)
                             UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           For the six months ended December 31, 2005
                                                         (in thousands)

                                                                                                                      dditional
                                         Series B junior    Series C junior        Class A         Class B common      paid-in
                                         preferred stock    preferred stock     common stock           stock         A capital
                                        ------------------  ----------------  -----------------  -------------------------------
                                        Shares    Dollars   Shares   Dollars  Shares   Dollars    Shares   Dollars
                                        -------  ---------  ------   -------  -------  --------  --------  --------  -----------

Balance, June 30, 2005                      933$   116,550      50 $       1    1,357$       14                           13,057
     Net loss
     Cumulative translation adjustments
     Dividends and accretion on junior
     preferred stock                                 6,399
                                        -------  ---------  ------   -------  -------  --------  --------  --------  -----------
Balance, December 31, 2005                  933$   122,949     $50 $       1    1,357$       14                           13,057
                                        =======  =========  ======   =======  =======  ========            --------  -----------

                                                 =========           =======  =======  ========            --------

                                                                                      Accumulated       otal stock-    Compre
                                                                                         other           holders'      hensive
                                            Retained     Treasury shares Class A     comprehensive       deficit       income
                                             deficit          common stock              income         T               (loss)
                                           -----------  -------------------------  -----------------   ------------  -----------

                                           --------------------------------------                                    -----------
                                                          Shares        Dollars
                                           -----------  -----------   -----------  -----------------   ------------  -----------

Balance, June 30, 2005                   $    (351,150)          11 $           -$             2,804 $     (218,717)
     Net loss                                  (26,290)                                                     (26,290$     (26,290)
     Cumulative translation adjustments                                                         (702)          (702)        (702)
     Dividends on Series B junior
         preferred stock                        (6,399)
                                           -----------  -----------   -----------  -----------------   ------------  -----------
Balance, December 31, 2005               $    (383,839)          11 $           -$             2,102 $     (245,709$     (26,992)
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
                                           ===========  ===========   ===========  =================   ============  ===========

                             O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC. AND SUBSIDIARIES
                                               DEBTOR-IN-POSSESSION
                              NOTES  TO UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
                                                 December 31, 2005

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
O'Sullivan owns all of the stock of O'Sullivan Industries, Inc. ("O'Sullivan Industries").  O'Sullivan Industries is the
sole owner of O'Sullivan Industries - Virginia, Inc. ("O'Sullivan Virginia") and O'Sullivan Furniture Factory Outlet,
Inc.

         The accompanying financial statements have been prepared under the assumption that O'Sullivan will continue to operate on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if
O'Sullivan is unable to continue as a going concern.  However, on October 14, 2005, O'Sullivan, O'Sullivan
Industries, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc. filed their petitions in the U.S.
Bankruptcy Court for the Northern District of Georgia in Atlanta.  From October 15, 2005 to April 12, 2006,
O'Sullivan operated its business as a debtor-in-possession.  O'Sullivan's Modified Second Amended Plan of
Reorganization was confirmed by the U.S. Bankruptcy Court on March 16, 2006.  O'Sullivan emerged from bankruptcy protection on April 12, 2006.  See Note 2.

         In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, on October 14, 2005, O'Sullivan reclassified certain liabilities on its balance sheet to
"Liabilities subject to compromise," and certain interest expense and dividend accruals were discontinued.  See Note
3.

         Under Chapter 11 proceedings, actions by creditors to collect claims in existence on the filing date are stayed, absent specific authorization by the bankruptcy court to pay such claims, while the company continues to manage the business as a debtor-in-possession.  O'Sullivan received approval from the U.S. Bankruptcy Court to pay certain of its pre-petition claims including employee wages and certain employee benefits.

Note 2--Bankruptcy Filing and Subsequent Events

Bankruptcy Filing

         O'Sullivan's declining sales and increasing losses resulted in lower cash flows from operations in recent years.  As a result, O'Sullivan filed for protection from its creditors and other claimants under Chapter 11 of the
United States Bankruptcy Code on October 14, 2005 in the United States Bankruptcy Court for the Northern District
of Georgia.  The cases for O'Sullivan Holdings and its domestic subsidiaries were jointly administered under case
no. 05-83049.  After the filing, O'Sullivan managed its business as debtor-in-possession.  O'Sullivan emerged from bankruptcy on April 12, 2006 with the effectiveness of its modified second amended plan of reorganization.

         O'Sullivan Industries did not pay the $5.3 million interest payment due on July 15, 2005 with respect to its
$100 million 10.63% senior secured notes.  In July 2005, O'Sullivan initiated discussions with representatives of its major stakeholders regarding O'Sullivan's strategic alternatives, including potentially a consensual restructuring of its capital structure.  O'Sullivan retained Lazard Freres & Co. LLC to serve as its financial advisor and Dechert LLP as legal advisor to assist with its evaluation of strategic alternatives and restructuring efforts.  In August 2005,
O'Sullivan entered into a forbearance agreement with controlling holders of its senior secured notes.  Pursuant to the forbearance agreement, the noteholders agreed not to exercise any enforcement rights or remedies available to them under the senior secured notes indenture as a result of the non-payment of interest on the senior secured notes prior to the end of the applicable 30-day grace period provided for in the indenture.  The term of the forbearance agreement, as extended, expired with its filing for protection under Chapter 11 of the Bankruptcy Code.  In August,
O'Sullivan also retained FTI Consulting to provide restructuring advice with respect to its reorganization efforts.

         In August 2005, O'Sullivan also executed an amendment and consent with the lender under its credit agreement.  Pursuant to the amendment, the lender agreed to continue to make available funding within terms of the credit agreement and not to enforce any event of default in connection with its failure to pay interest on its senior secured notes within the applicable 30-day grace period.  The amendment also prohibited O'Sullivan from using loans under the credit agreement to pay interest on the senior secured notes and senior subordinated notes.  The highest outstanding balance under the credit agreement during fiscal 2006 was $6.6 million.

         As a result of the bankruptcy filing, O'Sullivan did not pay $6.4 million of interest on O'Sullivan Industries senior subordinated notes on October 15, 2005. After filing for bankruptcy, O'Sullivan operated its business as debtors-in-possession under court protection from creditors and claimants.

         Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date, or pre-
petition claims, are stayed, and such claims are not permitted to be paid absent specific authorization from the bankruptcy court and all transactions not in the ordinary course of business require prior approval of the bankruptcy court.

         Since the Chapter 11 filing, the bankruptcy court entered several orders to enable O'Sullivan to conduct normal business operations, including orders authorizing it to pay wages, to honor customer programs and warranty claims, to use cash collateral prior to approval of O'Sullivan's debtor-in-possession credit agreement and other matters.

         Debtor-in-Possession Credit Agreement.  On October 21, 2005, the U.S. Bankruptcy Court granted interim authorization for O'Sullivan to draw on a $35 million debtor-in-possession credit agreement with certain lenders.
O'Sullivan used the new DIP credit agreement to pay off the outstanding $6.6 million balance under its credit agreement and to support ongoing operations.  The U.S. Bankruptcy Court issued a final order approving the DIP credit agreement on November 9, 2005.

         The DIP credit agreement provided for borrowings of up to $35 million, including a revolving facility of up to $30 million with availability based a borrowing base including its accounts receivable and inventory, and a term facility of up to $5 million.  The revolving facility had a sublimit of $20.0 million for letters of credit, of which we were using $2.8 million as of March 31, 2006.  The largest letter of credit was drawn on March 1, 2006 to repurchase and redeem $10 million of industrial revenue bonds that were an obligation of O'Sullivan Virginia; the amount drawn increased the outstanding balance under the revolving facility.  The interest rate on loans under the
DIP credit agreement was, at O'Sullivan's option, a LIBOR rate plus 4.00% or an index rate plus 2.00%.  After
March 31, 2006, the margin fluctuated based on its average borrowing availability under the DIP credit agreement.
The DIP credit agreement contained minimum EBITDA and gross sales covenants, as well as limits on capital expenditures.  The fee for letters of credit was the LIBOR margin less 25 basis points.  A fee of 0.5% was paid on the unused commitment under the DIP credit agreement.

         The term facility under the DIP credit agreement was based on an agreement between the DIP lender and the holder of a majority of its senior secured notes.  As of March 31, 2006, O'Sullivan had borrowed $2.0 million under the term facility.  The interest rate on the term loan was LIBOR plus 8.5%, and was 13.2% as of March 22,
2006.

         Under the DIP credit agreement and the order of the bankruptcy court authorizing us to borrow thereunder, the lenders under the DIP credit agreement were secured by "superpriority" liens and security interests in substantially all of O'Sullivan's property (with certain limitations).

         In connection with the execution and delivery of the DIP credit agreement, O'Sullivan entered into lockbox agreements with the agent and certain banks.  Under the terms of the lockbox agreements, the agent had control over the bank accounts and the cash deposited therein.

         On April 11, 2006, the DIP credit agreement, including both the revolving facility and the term facility thereunder, was repaid with funds provided under our loan agreement discussed under "Exit Capital Structure"
below.

         Plan of Reorganization.  On October 14, 2005, O'Sullivan filed a plan of reorganization with the U.S.
Bankruptcy Court.  It filed first and second amended plans on January 3, 2006 and February 10, 2006.  O'Sullivan filed a modified second amended plan on March 16, 2006.  The official committee of unsecured creditors and certain holders of its senior secured notes supported confirmation of the modified second amended plan of reorganization.  The U.S. Bankruptcy Court approved the amended disclosure statement on February 10, 2006.
O'Sullivan mailed the amended disclosure statement, the amended plan of reorganization, ballots and voting instructions to all parties entitled to vote on the plan on February 17, 2006.  Following a hearing on March 16, 2006, the U.S. Bankruptcy Court confirmed the modified second amended plan of reorganization.

         Under the modified second amended plan of reorganization, various classes of O'Sullivan's debt and equity received differing treatment in full satisfaction and discharge of their claims and interests, according to their respective priorities.

o        Obligations under O'Sullivan's DIP credit agreement were paid in full and letters of credit outstanding under the DIP credit agreement were secured or replaced.  O'Sullivan Virginia's obligations under a series of industrial revenue bonds due 2008 (and secured by a letter of credit issued pursuant to the DIP credit agreement) were repurchased and redeemed in full on March 1, 2006.  The bonds were paid by a draw on the letter of credit and increased the amount drawn under the DIP credit agreement.  O'Sullivan repaid these obligations with borrowings under its loan agreement on April 11, 2006.

o        Obligations under the $100 million principal amount of 10.63% senior secured notes due 2008 of
         O'Sullivan Industries received an aggregate of $10 million of new secured notes (subordinate to the loan agreement) and ten million shares of new common stock of O'Sullivan Holdings, representing 100% of the outstanding equity of the reorganized O'Sullivan Holdings, subject to dilution upon the issuance of shares of restricted stock and the exercise of certain warrants and options.

o        General unsecured claims against O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture
         Factory Outlet, Inc., other than the $96 million principal amount 13.375% senior subordinated notes due
         2009 of O'Sullivan Industries, received a cash distribution of 9% of their allowed claims.  Certain vendor and utility creditors also had the right to elect to participate in a settlement under which O'Sullivan paid an additional 2% to 8% of their allowed claim in cash, based on the size of their allowed claim.

o        Holders of O'Sullivan Industries' $96 million principal amount of 13.375% senior subordinated notes received

         o        Series A warrants to purchase an aggregate of 526,316 shares of reorganized O'Sullivan Holdings common stock at a price of $7.06, which warrants will expire on April 12, 2010; and

         o        Series B warrants to purchase an aggregate of 554,017 shares of reorganized O'Sullivan Holdings common stock at a price of $9.81, which warrants will expire on April 12, 2011.

o        Holders of O'Sullivan Holdings equity, indebtedness and other obligations, including the O'Sullivan
         Holdings 12% note due 2009 with a principal amount of $29.8 million (as of October 15, 2005), the tax sharing agreement with RadioShack and options and warrants to purchase O'Sullivan Holdings Class A common stock, Series A junior preferred stock or Series B junior preferred stock, were cancelled and received no distribution under the plan of reorganization.

The disclosure statement describes the plan of reorganization in greater detail.

         Costs of Bankruptcy.  In connection with its reorganization, O'Sullivan engaged Dechert LLP as its bankruptcy counsel, Lazard Freres & Co. LLC as its financial adviser, FTI Consulting as its restructuring advisers and The Garden City Group, Inc. to handle communications with stakeholders and to tally votes.  O'Sullivan is responsible for paying the fees and expenses of each of these service providers.  Pursuant to the forbearance agreement executed with certain holders of the O'Sullivan Industries senior secured notes and an adequate protection order entered by the U.S. Bankruptcy Court in connection with its approval of the DIP credit agreement,
O'Sullivan agreed to pay the fees and expense of the legal and financial advisers to the group of senior secured noteholders.  In connection therewith, O'Sullivan entered into an agreement with Rothschild and the senior secured noteholders group, pursuant to which Rothschild is acting as financial adviser for the group of senior secured noteholders, and O'Sullivan is paying Rothschild's fees and expenses.  Pursuant to the plan of reorganization,
O'Sullivan assumed the obligations under this agreement.  O'Sullivan is also paying the fees and expenses of the noteholders' counsel.

         Pursuant to bankruptcy law, O'Sullivan is also responsible for paying the fees and expenses of other parties to the reorganization process, including the fees and expenses of counsel and financial advisers to the unsecured creditors committee.

         The agreements with Lazard and Rothschild provide for additional fees if O'Sullivan is successful in its reorganization efforts.  O'Sullivan has paid, or will pay, Lazard a  $1.8 million transaction fee and a $375,000 financing fee.  The transaction fee for Rothschild is $750,000.  The transaction fee for the financial adviser to the unsecured creditors committee is $450,000.  These fees are in addition to regular fees O'Sullivan has been accruing with respect to these advisers.

         O'Sullivan's current estimate is that it will pay a total of approximately $16 million of fees and expenses to third parties in connection with its efforts to reorganize.

         Exit Capital Structure. O'Sullivan emerged from bankruptcy with $10 million of secured notes and an asset backed loan agreement for up to $50 million of secured revolving loans.  The loan agreement provides for a revolving line of  credit of up to $50 million, subject to the borrowing base as defined, with a $15 million sublimit for letters of credit.  Indebtedness under the loan agreement is secured with first liens on substantially all of
O'Sullivan's assets.  Under the loan agreement, borrowings bear interest, at O'Sullivan's option, at either a
Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins would be 2.00% per annum for
Eurodollar loans and 0.50% per annum for prime rate based loans.  The applicable margin will vary each calendar quarter starting with the quarter beginning October 1, 2006.  The amount of the margin will vary based on the unused availability under the loan agreement.

         O'Sullivan borrowed approximately $27.5 million under the exit loan agreement on April 11, 2006.  In addition, $2.7 million of letters of credit are outstanding under the loan agreement.  O'Sullivan expects to borrow an additional $6.7 million shortly after the effectiveness of the plan of reorganization to fund additional fees and expenses associated with the plan of reorganization.  After these initial borrowings, O'Sullivan will be able to use borrowings under the loan agreement for general operating, working capital and other proper corporate purposes.
Availability under the loan agreement, after the additional $6.7 million of borrowings, was approximately
$4.5 million.

         O'Sullivan continues to serve its customers and to pay its employees and post-petition vendors in the ordinary course.  O'Sullivan's facilities continue to operate and to fill customer orders.

Note 3--Accounting Principles Applicable to O'Sullivan as Debtor-in-Possession

         Since O'Sullivan was operating its business as debtor-in-possession at December 31, 2005, it has classified certain pre-petition liabilities as Liabilities subject to compromise in the accompanying consolidated balance sheet as required by SOP 90-7.  These liabilities were impaired as a result of O'Sullivan's bankruptcy filing.  The components of the impaired liabilities, net of capitalized loan fees, are as follows:

                                                                    December 31,
                                                                        2005
                                                                  ----------------
                                                                   (in thousands)

Accounts payable                                                $           13,018
Accrued compensation                                                           305
Accrued interest                                                            14,298

Other accrued liabilities                                                      566
Other non-current liabilities                                                9,157
Long-term debt, net of loan fees                                           209,781
Payable to RadioShack                                                       70,067
Mandatorily redeemable senior preferred stock                               32,994
                                                                  ----------------
                                                                 $         350,185
                                                                  ================

         The treatment of these liabilities under our modified second amended plan of reorganization is discussed in
Note 2 above.

         In addition, as a result of our filing, O'Sullivan ceased the accrual of interest on the impaired liabilities and dividends on its preferred stock as of October 14, 2005.  For the three months and six months ended December 31,
2005, the total contractual amount of interest expense and dividends that O'Sullivan was obligated pay, but did not due to the bankruptcy filing, was $9.4 million and $18.6 million, respectively.  O'Sullivan also ceased amortization of debt discounts and capitalized loan expenses as of October 14, 2005.  The amount of capitalized loan costs has been reclassified into Liabilities subject to compromise on the accompanying consolidated balance sheet.  Had
O'Sullivan recorded the interest expense and dividends and continued its amortization of debt discounts and loan fees, it would have reported a greater net loss and net loss attributable to common stockholders for the three months and six months ended December 31, 2005.

Note 4--Stock Based Compensation

         Effective on July 1, 2005, O'Sullivan began accounting for stock based compensation for employees under
SFAS 123(R), Share Based Payments, using the modified prospective application method as permitted by the
Statement.  This Statement requires O'Sullivan to recognize expense for share based compensation related to equity awards to its employees.  Compensation costs are generally  recognized based on the fair value of the award amortized over the vesting period of the award.  Under the modified prospective application method, O'Sullivan will continue to calculate expense related to its equity awards issued prior to the effective date, using the same methodology that was used in prior years under FAS 123 for the disclosure only presentation.

         During July 2005, O'Sullivan granted 15,500 options to purchase 15,500 shares of Class A common stock with an exercise price of $0.01.  The exercise price was not greater than the estimated fair market value of the underlying stock on the date of grant.  The options would have vested in five annual installments beginning July 28,
2006 and would have expired on July 28, 2016.

         Using the Black-Scholes model, O'Sullivan estimates that the fair value of the options was zero as of July
28, 2005.   The significant assumptions used for these grants are volatility of 40%, risk free interest rate of 3.636%, expected life of 5 years, dividend yield of 0%, and an estimated stock price of $0.01.  O'Sullivan estimated the stock price to be $0.01 based on the fact that its common stock options were not traded, it had a net deficit as of June 30,
2005 of $218.7 million.  In fact, under O'Sullivan's modified second amended plan of reorganization, all of the options and other equity was cancelled and received no distribution.

         Accordingly, O'Sullivan recognized compensation expense of $2,000 and $4,000 during the three and six month periods ended December 31, 2005.  Prior to July 1, 2005, O'Sullivan applied APB 25, Accounting for Stock Issued to Employees, and elected to report the disclosure-only alternative under FAS 123 and 148.  The FAS 123 disclosures are as follows:

                                                      Three months       Six months
                                                          ended             ended
                                                      December 31,      December 31,
                                                          2004              2004
                                                      -------------     -------------

                                                                        --
Net loss as reported                                  $     (12,065)    $     (20,649)
Less:  total stock-based compensation expense
      determined under fair value method for all stock
      options, net of related income tax                         (2)               (3)
                                                        -----------       -----------
Pro forma net loss                                    $     (12,067)    $     (20,652)
                                                        ===========       ===========

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

         Effective November 18, 2004, the Board of Directors of O'Sullivan approved a  new 2004 Class A Common
Stock Option Plan providing for the issuance of options to purchase up to 93,182 shares of Class A common stock, par value $0.01 per share, subject to adjustment.  All of O'Sullivan's stock option plans and outstanding options were cancelled upon the effectiveness of its modified second amended plan of reorganization, and no distribution was or will be made with respect to any option plan or outstanding option.

Note 5--Shipping and Handling Costs

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the second quarters of fiscal 2006 and fiscal 2005 were approximately $2.2 million and $2.1 million, respectively.  Freight out costs in the six months ended December 31, 2005 and 2004 were $4.2 million and $4.2 million, respectively.

Note 6--Inventory

         Inventory, net, consists of the following:

                               December 31,      June 30,
                                   2005            2005
                              ---------------   -----------
                                      (in thousands)
                                                --
Finished goods                $        20,593   $    25,708
Work in process                         4,541         4,011
Raw materials                          12,671         9,622
Maintenance and Supplies                4,098         4,267
                                -------------     ---------
                              $        41,903   $    43,608
                                =============     =========

         Inventory reserves at December 31, 2005 and June 30, 2005 were $6.8 million and $7.0 million, respectively.

Note 7--Accrued Liabilities

         Accrued liabilities consist of the following:

                             December 31,      June 30,
                                 2005            2005
                            ---------------  ------------
                                    (in thousands)
                                             ---
Accrued interest            $           205   $     7,677
Accrued compensation                  3,080         5,256
Other                                 2,389         2,823
                              -------------     ---------
                            $         5,674   $    15,756
                              =============     =========

Note 8--Condensed Consolidating Financial Information

         In September 2003 O'Sullivan Industries issued $100.0 million of 10.63% senior secured notes due 2008.  These notes are secured by substantially all the assets of O'Sullivan Industries and its guarantor subsidiaries O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc.  The senior secured notes are also guaranteed by O'Sullivan.  The guarantees are full and unconditional.  Security for the senior secured notes includes first priority liens and security interests in the stock of O'Sullivan Industries.  In the third quarter of fiscal 2004, O'Sullivan exchanged the senior secured notes issued in
September 2003 for notes with substantially identical terms and associated guarantees.  The exchange notes have been registered under the Securities Act of 1933, as amended.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to
SEC rules and regulations.

Condensed Consolidating Statements of Operations

                                                             Three months ended December 31, 2005
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           - $      36,010$       14,901$              -$         50,911
Cost of sales                                         -        29,906        12,533               -          42,439
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -         6,104         2,368               -           8,472

Operating expenses:
    Selling, marketing and administrative            61        10,025         1,606               -          11,692
    Restructuring costs                               -           116            23               -             139
                                            -----------   -----------  ------------  --------------  --------------

Operating income (loss)                             (61)       (4,037)          739               -          (3,359)
Other income (expense):
    Interest expense                               (345)       (1,297)         (134)              -          (1,776)
    Interest income                                   -             7             -               -               7
    Equity in gain (loss) of subsidiary         (10,701)          605             -          10,096               -
                                            -----------   -----------  ------------  --------------  --------------

Income (loss) before reorganization items
    and income tax provision                    (11,107)       (4,722)          605          10,096          (5,128)
Reorganization items
    Professional fees                                 -         5,367             -               -           5,367
    Financing costs                                   -           612             -               -             612
                                            -----------   -----------  ------------  --------------  --------------
                                                      -         5,979             -               -           5,979
                                            -----------   -----------  ------------  --------------  --------------

Income (loss) before income tax provision       (11,107)      (10,701)          605          10,096         (11,107)
Income tax provision                                  -             -             -               -               -
                                            -----------   -----------  ------------  --------------  --------------

Net loss                                        (11,107)      (10,701)          605          10,096         (11,107)
Dividends on Series B junior preferred
stock                                              (845)            -             -               -            (845)
                                            -----------   -----------  ------------  --------------  --------------

Net loss attributable to                  $     (11,952)$     (10,701$          605$         10,096$        (11,952)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                             Three months ended December 31, 2004
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           - $      50,228$       15,958$              -$         66,186
Cost of sales                                         -        42,690        14,427               -          57,117
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          -         7,538         1,531               -           9,069

Operating expenses:
    Selling, marketing and administrative            73        10,538         1,622               -          12,233
    Restructuring costs                               -           192             -               -             192
                                            -----------   -----------  ------------  --------------  --------------

Operating loss                                      (73)       (3,000)          (91)              -          (3,164)
Other income (expense):
    Interest expense                             (2,110)       (6,652)         (146)              -          (8,908)
    Interest income                                   5             2             -               -               7
    Equity in loss of subsidiary                 (9,887)         (237)            -          10,124               -
                                            -----------   -----------  ------------  --------------  --------------

Loss before income tax provision                (12,065)       (9,887)         (237)         10,124         (12,065)
Income tax provision                                  -             -             -               -               -
                                            -----------   -----------  ------------  --------------  --------------

Net loss                                        (12,065)       (9,887)         (237)         10,124         (12,065)
Dividends on Series B junior preferred
    stock                                        (4,902)            -             -               -          (4,902)
                                            -----------   -----------  ------------  --------------  --------------

Net loss attributable to                  $     (16,967)$      (9,887$         (237$         10,124$        (16,967)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

                                                             Six months ended December 31, 2005
                                                                        (in thousands)
                                          -------------------------------------------------------------------------
                                           O'Sullivan   O'Sullivan     Guarantor     Consolidating
                                            Holdings    Industries    Subsidiaries    Adjustments     Consolidated
                                          ------------  -----------   ------------  ---------------  --------------
Net sales                                $           -$      72,244 $       31,912$               -$        104,156
Cost of sales                                        -       61,226         27,192                -          88,418
                                          ------------  -----------   ------------  ---------------  --------------

Gross profit                                         -       11,018          4,720                -          15,738

Operating expenses:
    Selling, marketing and administrative          125       19,188          3,438                -          22,751
    Restructuring costs                              -          169             23                -             192
                                          ------------  -----------   ------------  ---------------  --------------

Op
Operating income (loss)                           (125)      (8,339)         1,259                -          (7,205)
Other income (expense):
    Interest expense                            (2,635)      (8,030)          (318)               -         (10,983)
    Interest income                                  -           13              -                -              13
    Equity in earnings (loss) of
        subsidiary                             (23,530)         941              -           22,589               -
                                          ------------  -----------   ------------  ---------------  --------------

Income (loss) before reorganization
    items and income tax provision             (26,290)     (15,415)           941           22,589         (18,175)
Reorganization items
    Professional fees                                -        7,422              -                -           7,422
    Financing costs                                  -                                                          693
                                          ------------
                                                     -        8,115              -                -           8,115
                                          ------------  -----------   ------------  ---------------  --------------

Income (loss) before income tax provision      (26,290)     (23,530)           941           22,589         (26,290)
Income tax provision                                 -            -              -                -               -
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss)                              (26,290)     (23,530)           941           22,589         (26,290)
Dividends on Series B junior preferred
    stock                                       (6,399)           -              -                -          (6,399)
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss) attributable to        $     (32,689$     (23,530)$          941$          22,589$        (32,689)
    common stockholders
                                          ============  ===========   ============  ===============  ==============

                                                             Six months ended December 31, 2004
                                                                        (in thousands)
                                          -------------------------------------------------------------------------
                                           O'Sullivan   O'Sullivan     Guarantor     Consolidating
                                            Holdings    Industries    Subsidiaries    Adjustments     Consolidated
                                          ------------  -----------   ------------  ---------------  --------------
Net sales                                $           -$      98,590 $       30,276$               -$        128,866
Cost of sales                                        -       81,645         26,715                -         108,360
                                          ------------  -----------   ------------  ---------------  --------------

Gross profit                                         -       16,945          3,561                -          20,506

Operating expenses:
    Selling, marketing and administrative           48       20,333          3,044                -          23,425
                                          ------------  -----------   ------------  ---------------  --------------

Op
Operating income (loss)                            (48)      (3,388)           517                -          (2,919)
Other income (expense):
    Interest expense                            (4,179)     (13,314)          (252)               -         (17,745)
    Interest income                                 11            4              -                -              15
    Equity in earnings (loss) of
        subsidiary                             (16,433)         265              -           16,168               -
                                          ------------  -----------   ------------  ---------------  --------------

Income (loss) before income tax
    provision                                  (20,649)     (16,433)           265           16,168         (20,649)
Income tax provision                                 -            -              -                -               -
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss)                              (20,649)     (16,433)           265           16,168         (20,649)
Dividends on Series B junior preferred
    stock                                       (9,278)           -              -                -          (9,278)
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss) attributable to        $     (29,927$     (16,433)$          265$          16,168$        (29,927)
    common stockholders
                                          ============  ===========   ============  ===============  ==============

Condensed Consolidating Balance Sheets

                                                                       December 31, 2005
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           - $      63,932$       10,128$              -$         74,060
    Property, plant and equipment, net                -        25,007        13,508               -          38,515
    Other assets                                      -           258             -               -             258
    Investment in subsidiaries                 (182,323)       41,996             -         140,327               -
    Goodwill                                          -        38,088             -               -          38,088
    Receivable from affiliates                   74,844             -        33,837        (108,681)              -
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $    (107,479)$     169,281$       57,473$         31,646$        150,921
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities,
        not subject to compromise         $          10 $      30,319$       12,961$              -$         43,290
    Payable to affiliates                             -       108,681             -        (108,681)              -
    Other liabilities                               365         2,790             -               -           3,155
    Liabilities subject to compromise           137,855       209,814         2,516               -         350,185
    Stockholders' equity (deficit)             (245,709)     (182,323)       41,996         140,327        (245,709)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $    (107,479)$     169,281$       57,473$         31,646$        150,921
           stockholders' equity (deficit)
                                            ===========   ===========  ============  ==============  ==============

                                                                         June 30, 2005
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           - $      56,050$       10,793$              -$         66,843
    Property, plant and equipment, net                -        27,854        15,301               -          43,155
    Other assets                                    168         6,390            42               -           6,600
    Investment in subsidiaries                 (157,720)       41,047             -         116,673               -
    Goodwill                                          -        38,088             -               -          38,088
    Receivable from subsidiary - tax
        sharing agreement                        70,067             -             -         (70,067)              -
    Receivable from affiliates                    3,981             -        44,623         (48,604)              -
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $     (83,504)$     169,429$       70,759$         (1,998$        154,686
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities                   $      25,879 $     222,774$       12,407$              -$        261,060
    Mandatorily redeemable senior
        preferred stock                          31,437             -             -               -          31,437
    Payable to affiliates                             -        48,604             -         (48,604)              -
    Other liabilities                             7,830         3,009             -               -          10,839
    Payable to RadioShack                        70,067             -             -               -          70,067
    Payable to parent - tax sharing
        agreement                                     -        52,762        17,305         (70,067)              -
    Stockholders' equity (deficit)             (218,717)     (157,720)       41,047         116,673        (218,717)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $     (83,504)$     169,429$       70,759$         (1,998$        154,686
           stockholders' equity (deficit)
                                            ===========   ===========  ============  ==============  ==============

Condensed Consolidating Statements of Cash Flows

                                                              Six months ended December 31, 2005
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided (used) by:

Operating activities:                     $         356 $     (13,701$        2,632$              -$        (10,713)
                                            -----------   -----------  ------------  --------------  --------------

Investing activities:
    Capital expenditures                              -          (237)          (19)              -            (256)
    Repayment of loans to affiliates               (356)            -             -             356               -
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (356)         (237)          (19)            356            (256)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    -         3,033        (2,677)           (356)              -
    Proceeds from borrowings                          -        54,044             -               -          54,044
    Repayment of borrowings                           -       (53,150)            -               -         (53,150)
    Payments for reorganization costs
    related
        to credit facility (post-petition)            -          (693)            -               -            (693)
    Net borrowings under short-term credit
        facility (post-petition)                      -         9,996             -               -           9,996
                                            -----------   -----------  ------------  --------------  --------------
           Net                                        -        13,230        (2,677)           (356)         10,197
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net decrease in cash and cash
        equivalents                                   -          (708)          (64)              -            (772)
    Cash and cash equivalents, beginning
        of period                                     -         1,045           168               -           1,213
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           - $         337$          104$              -$            441
        period
                                            ===========   ===========  ============  ==============  ==============

                                                              Six months ended December 31, 2004
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided by:

Operating activities:                     $              $                                                    6,220

Investing activities:
    Capital expenditures                              -          (383)         (120)              -            (503)
    Repayment of loans to affiliates               (733)        4,069             -          (3,336)              -
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (733)        3,686          (120)         (3,336)           (503)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    -           733        (4,069)          3,336               -
    Proceeds from borrowings                          -         5,700             -               -           5,700
    Repayment of borrowings                           -        (5,700)            -               -          (5,700)
    Repayment of employee notes                      30             -             -               -              30
    Proceeds from issuance of common
        and preferred securities                     16             -             -               -              16
                                            -----------   -----------  ------------  --------------  --------------
        Net                                          46           733        (4,069)          3,336              46
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net increase (decrease) in cash and
        cash equivalents                              -         5,887          (124)              -           5,763
    Cash and cash equivalents, beginning
        of period                                     -         5,023           227               -           5,250
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           - $      10,910$          103$              -$         11,013
        period
                                            ===========   ===========  ============  ==============  ==============

Note 9--Income Taxes

         O'Sullivan entered into a significant tax sharing and tax benefit reimbursement agreement with RadioShack
Corporation (O'Sullivan's former parent) in 1994.  Pursuant to O'Sullivan's modified second amended plan of reorganization, the tax sharing agreement was cancelled upon the effectiveness of the plan and RadioShack received no distribution with respect thereto.  Because of the current tax benefits associated with the Section 338 election and the valuation allowance recorded in the fiscal year ended June 30, 2002, O'Sullivan recorded no tax expense for the three and six months ended December 31, 2005 and 2004.

Note 10--Preferred Stock

         O'Sullivan discontinued accruing dividends on its senior preferred stock, Series C junior preferred stock and
Series B junior preferred stock upon filing for bankruptcy protection on October 14, 2005.  It also discontinued accruing the special payment on options to purchase Series A junior preferred stock on that date.

         Pursuant to our modified second amended plan of reorganization, all of our common and preferred stock was cancelled and discharged on the effective date of the plan; and no distribution was, or will be, made with respect thereto.
All options and warrants to purchase common or preferred stock were similarly cancelled and discharged pursuant to the plan.

Note 11--Related Party Transactions

         BRS. O'Sullivan Industries entered into a management services agreement with Bruckmann, Rosser Sherrill &
Co., LLC for strategic and financial advisory services on November 30, 1999. The fee for these services is the greater of (a)
1% of O'Sullivan Industries' consolidated cash flow (as defined in the indenture related to the O'Sullivan Industries senior subordinated notes) or (b) $300,000 per year.  Under the management services agreement, BRS, LLC could also receive reimbursement for expenses.

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

         The management fee and other reimbursable costs of $86,000 and $150,000 recognized during the first half of fiscal years 2006 and 2005, respectively, are included in selling, marketing and administrative expense in the consolidated statement of operations.  The amounts due BRS at December 31, 2005 and June 30, 2005 were $539,000 and $453,000, respectively, and are included in Liabilities subject to compromise on the accompanying consolidated balance sheet at
December 31, 2005 and in Accrued liabilities on the accompanying consolidated balance sheet at June 30, 2005.

         O'Sullivan filed a motion with the bankruptcy court to reject the management services agreement, and the court issued an order on November 7, 2005 authorizing such rejection.

         Employee Loans. At December 31, 2004, O'Sullivan held a note receivable with a balance of approximately
$342,000 from an officer of O'Sullivan.  O'Sullivan loaned the officer money to purchase common stock and Series B junior preferred stock of O'Sullivan in the 1999 recapitalization and merger.  The note bore interest at the rate of 9% per annum and matured on November 30, 2009, or earlier if there is a change of control, and were with full recourse to the employees.  The receivables were recorded on the O'Sullivan balance sheet as a reduction in stockholders' equity.

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

Note 12--Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments were contingent on taxable income.  The maximum payments were fiscal 2006-- $31.5 million; fiscal 2007-- $12.3 million; fiscal 2008-- $14.5 million; fiscal 2009-- $11.8 million. O'Sullivan will not pay RadioShack any amounts during fiscal 2006; accordingly, no amount has been recorded in current liabilities.  See Note 4 to the consolidated financial statements included in O'Sullivan's
Annual Report on Form 10-K for the year ended June 30, 2005.  The payable to RadioShack is included in Liabilities subject to compromise on the December 31, 2005 balance sheet.  See Note 3

         Under O'Sullivan's plan of reorganization, the tax sharing agreement was discharged and cancelled and no distribution was, or will be, made to RadioShack with respect thereto.

         Litigation.  There were no changes in pending litigation involving O'Sullivan after June 30, 2005 except as described in the next two paragraphs.

         On October 14, 2005, O'Sullivan Holdings, O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture
Factory Outlet, Inc. filed for protection under Chapter 11 of the U. S. Bankruptcy Code.  See Note 2 for information regarding the bankruptcy.

         In August 2002, Ames decided to close all of its stores and liquidate.  Actual net sales to Ames in fiscal 2005 were minimal.  In August 2003, Ames Department Stores, Inc. filed suit against O'Sullivan Industries in the U.S. Bankruptcy
Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  O'Sullivan received the summons in this action on
September 22, 2003.  It responded to the suit denying it received any preferential payments.  In May 2006, O'Sullivan settled Ames' preference claim and O'Sullivan's administrative claim against Ames, with Ames agreeing to pay O'Sullivan a de minimis amount.

Note 13--Other Comprehensive Income

         O'Sullivan's comprehensive income is comprised of net income (loss) and foreign currency translation adjustments.  The components of comprehensive income for the three and six month periods ended December 31 are:

                                                          Three months ended                Six months ended
                                                             December 31,                     December 31,
                                                      ---------------------------      ---------------------------
                                                                             (in thousands)
                                                                                       -----------
                                                         2005            2004             2005            2004
                                                      -----------     -----------      -----------     -----------
Net loss                                            $     (11,107)  $     (12,065)   $     (26,290)  $     (20,649)
Cumulative translation adjustments                           (848)            (19)            (702)            640
                                                      -----------     -----------      -----------     -----------
Comprehensive loss                                  $     (11,955)  $     (12,084)   $     (26,992)  $     (20,009)
                                                      ===========     ===========      ===========     ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

Overview

Bankruptcy Filing

         Our declining sales and increasing losses resulted in lower cash flows from operations in recent years.  As a result, we filed for protection from its creditors and other claimants under Chapter 11 of the United States Bankruptcy Code on
October 14, 2005 in the United States Bankruptcy Court for the Northern District of Georgia.  The cases for O'Sullivan
Holdings and its domestic subsidiaries were jointly administered under case no. 05-83049.  After the filing, we managed our business as debtors-in-possession.  We emerged from bankruptcy on April 12, 2006 with the effectiveness of our modified second amended plan of reorganization.

         O'Sullivan Industries did not pay the $5.3 million interest payment due on July 15, 2005 with respect to its $100 million 10.63% senior secured notes.  In July 2005, we initiated discussions with representatives of our major stakeholders regarding our strategic alternatives, including potentially a consensual restructuring of our capital structure.  We retained
Lazard Freres & Co. LLC to serve as our financial advisor and Dechert LLP as legal advisor to assist with our evaluation of strategic alternatives and restructuring efforts.  In August 2005, we entered into a forbearance agreement with controlling holders of its senior secured notes.  Pursuant to the forbearance agreement, the noteholders agreed not to exercise any enforcement rights or remedies available to them under the senior secured notes indenture as a result of the non-payment of interest on the senior secured notes prior to the end of the applicable 30-day grace period provided for in the indenture.  The term of the forbearance agreement, as extended, expired with our filing for protection under Chapter 11 of the Bankruptcy
Code.  In August, we also retained FTI Consulting to provide restructuring advice with respect to our reorganization efforts.

         In August 2005, we also executed an amendment and consent with the lender under our credit agreement.
Pursuant to the amendment, the lender agreed to continue to make available funding within terms of the credit agreement and not to enforce any event of default in connection with our failure to pay interest on our senior secured notes within the applicable 30-day grace period.  The amendment also prohibited us from using loans under the credit agreement to pay interest on the senior secured notes and senior subordinated notes.  The highest outstanding balance under the credit agreement during the first half of fiscal 2006 was $6.6 million.

         As a result of the bankruptcy filing, we did not pay $6.4 million of interest on the O'Sullivan Industries senior subordinated notes on October 15, 2005.  After filing for bankruptcy, we operated its business as debtors-in-possession under court protection from creditors and claimants.

         Under Chapter 11 proceedings, actions by creditors to collect claims in existence at the filing date, or pre-petition claims, are stayed, and such claims are not permitted to be paid absent specific authorization from the bankruptcy court and all transactions not in the ordinary course of business require prior approval of the bankruptcy court.

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

         The DIP credit agreement provided for borrowings of up to $35 million, including a revolving facility of up to
$30 million with availability based a borrowing base including our accounts receivable and inventory, and a term facility of up to $5 million.  The revolving facility had a sublimit of $20.0 million for letters of credit, of which we were using
$2.7 million as of April 10, 2006.  The largest letter of credit was drawn on March 1, 2006 to repurchase and redeem $10 million of industrial revenue bonds that were an obligation of O'Sullivan Virginia; the amount drawn increased the outstanding balance under the revolving facility.  The interest rate on loans under the DIP credit agreement was, at our option, a LIBOR rate plus 4.00% or an index rate plus 2.00%.  After March 31, 2006, the margin fluctuated based on our average borrowing availability under the DIP credit agreement.  The DIP credit agreement contained minimum EBITDA and gross sales covenants, as well as limits on capital expenditures.  The fee for letters of credit was the LIBOR margin less
25 basis points.  A fee of 0.5% was paid on the unused commitment under the DIP credit agreement.

         The term facility under the DIP credit agreement was based on an agreement between the DIP lender and the holder of a majority of our senior secured notes.  As of April 10, 2006, we had borrowed $2.0 million under the term facility.  The interest rate on the term loan was LIBOR plus 8.5%, and was 13.2% as of March 22, 2006.

         Under the DIP credit agreement and the order of the bankruptcy court authorizing us to borrow thereunder, the lenders under the DIP credit agreement were secured by "superpriority" liens and security interests in substantially all of our property (with certain limitations).

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

o        Obligations under our DIP credit agreement were paid in full and letters of credit outstanding under the DIP credit agreement were secured or replaced.  O'Sullivan Virginia's obligations under a series of industrial revenue bonds due 2008 (and secured by a letter of credit issued pursuant to the DIP credit agreement) were repurchased and redeemed in full on March 1, 2006.  The bonds were paid by a draw on the letter of credit and increased the amount drawn under the DIP credit agreement.  We repaid obligations under the DIP credit agreement with borrowings under our loan agreement on April 11, 2006.

o        Obligations under the $100 million principal amount of 10.63% senior secured notes due 2008 of O'Sullivan
         Industries received an aggregate of $10 million of new secured notes (subordinate to the loan agreement) and ten million shares of new common stock of O'Sullivan Holdings, representing 100% of the outstanding equity of the reorganized O'Sullivan Holdings, subject to dilution upon the issuance of shares of restricted stock and the exercise of certain warrants and options.

o        General unsecured claims against O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture Factory
         Outlet, Inc., other than the $96 million principal amount 13.375% senior subordinated notes due 2009 of
         O'Sullivan Industries, received a cash distribution of 9% of their allowed claims.  Certain vendor and utility creditors also had the right to elect to participate in a settlement under which we paid an additional 2% to 8% of their allowed claim in cash, based on the size of their allowed claim.

o        Holders of O'Sullivan Industries' $96 million principal amount of 13.375% senior subordinated notes received

         o        Series A warrants to purchase an aggregate of 526,316 shares of reorganized O'Sullivan Holdings common stock at a price of $7.06, which warrants will expire on April 12, 2010; and

         o        Series B warrants to purchase an aggregate of 554,017 shares of reorganized O'Sullivan Holdings common stock at a price of $9.81, which warrants will expire on April 12, 2011.

o        Holders of O'Sullivan Holdings equity, indebtedness and other obligations, including the O'Sullivan Holdings
         12% note due 2009 with principal plus accrued interest of $29.7 million (as of October 14, 2005), the tax sharing agreement with RadioShack and options and warrants to purchase O'Sullivan Holdings Class A common stock,
         Series A junior preferred stock or Series B junior preferred stock, were discharged and cancelled and received no distribution under the plan of reorganization.

The disclosure statement describes the plan of reorganization in greater detail.

         Costs of Bankruptcy.  In connection with our reorganization, we engaged Dechert LLP as our bankruptcy counsel,
Lazard Freres & Co. LLC as our financial adviser, FTI Consulting as our restructuring advisers and The Garden City
Group, Inc. to handle communications with stakeholders and to tally votes.  We are responsible for paying the fees and expenses of each of these service providers.  Pursuant to the forbearance agreement executed with certain holders of the
O'Sullivan Industries senior secured notes and an adequate protection order entered by the U.S. Bankruptcy Court in connection with its approval of the DIP credit agreement, we agreed to pay the fees and expense of the legal and financial advisers to the group of senior secured noteholders.  In connection therewith, we entered into an agreement with Rothschild and the senior secured noteholders group, pursuant to which Rothschild is acting as financial adviser for the group of senior secured noteholders, and we are paying Rothschild's fees and expenses.  Pursuant to the plan of reorganization, we assumed the obligations under this agreement.  We are also paying the fees and expenses of the senior secured noteholders' counsel.

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

         Exit Capital Structure. We emerged from bankruptcy on April 12, 2006 with $10 million of secured notes and an asset backed loan agreement for up to $50 million of secured revolving loans.  The loan agreement provides for a revolving line of  credit of up to $50 million, subject to our borrowing base,  with a $15 million sublimit for letters of credit.
Indebtedness under the loan agreement is secured with first liens on substantially all of our assets.  Under the loan agreement, borrowings bear interest, at O'Sullivan's option, at either a Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins are 2.00% per annum for Eurodollar loans and 0.50% per annum for prime rate based loans.
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

         Recent Trends.  Our net sales declined 19.2% in the first half of fiscal 2006 from $128.9 million to $104.2 million.  This decline continued the decreases in net sales from prior year quarters experienced by us in recent years.  Our net sales declined for several reasons:

        o         a decline in sales of RTA furniture;

        o         increasing competition from imported furniture, particularly from China;

        o         increased competition from domestic competition due to excess capacity in the RTA furniture industry and increasing concentration of retail stores;

        o         market share losses at an office superstore and a large mass merchant.

         Operating loss increased to $7.2 million in the first half of fiscal 2006 from $2.9 million in fiscal 2005.  The decline was due to:

     o   lower sales levels;

     o   lower gross margins due to lower production levels due to lower sales and efforts to reduce our inventory levels, which unfavorably affected overhead absorption; and

     o   continued high prices of raw materials, particularly particleboard, and increased prices for freight, cartoning and certain other raw materials.

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

Customer Bankruptcy

         In August 2002, Ames Department Stores, Inc. decided to close all of its stores and liquidate.  In August 2003,
Ames filed suit against O'Sullivan Industries in the U.S. Bankruptcy Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy
Code that should be recovered from O'Sullivan Industries by Ames, together with interest.  The alleged payments aggregate
$2.1 million.  We have responded to the suit denying we received any preferential payments.  In May 2006, we settled
Ames' preference claim and our administrative claim against Ames, with Ames agreeing to pay us a de minimis amount.

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

         Additionally, we recorded the remaining maximum obligation to RadioShack pursuant to the tax sharing agreement.  The remaining maximum obligation to RadioShack was $70.1 million at December 30, 2005 and June 30,
2005.  Future payments to RadioShack were contingent upon achieving consolidated taxable income calculated on the basis of the tax sharing agreement.  In our plan of reorganization, the tax sharing agreement was discharged and cancelled, with no distribution to RadioShack.

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

         See "Cautionary Statement Regarding Forward Looking Information."

Results of Operations

         Net Sales.  Net sales for the quarter ended December 31, 2005 fell by $15.3 million, or 23.1%, to
$50.9 million from $66.2 million for the quarter ended December 31, 2004.  Net sales for the six months ended
December 31, 2005 decreased by $24.7 million, or 19.2%, to $104.2 million from $128.9 million for the six months ended
December 31, 2004.  Our year to date sales declined in the office superstore, discount mass merchant and electronic superstore channels due to extremely competitive conditions, economic uncertainties and loss of market share noted above.
Sales in the home improvement channel increased in the first half of the fiscal year.  International sales increased for both the quarter and the year to date due to stronger sales in Canada.

         Gross Profit.  Gross profit decreased to $8.4 million, or 16.6% of sales, for the three month period ended
December 31, 2005, from $9.1 million, or 13.7% of sales, for the comparable prior year quarter.  The gross margin percentage for the second quarter of fiscal 2005 improved primarily because of improved pricing and the rationalization of low-margin sales, partially offset by lower production levels and higher raw material costs and freight costs.  For the six months ended December 31, 2005, gross profit declined to $15.7 million, or 15.1% of sales, from $20.5 million, or 15.9%
of sales.  Gross profit declined for the first half of fiscal 2005 because of lower production levels impacting overhead absorption and high raw material costs, partially offset by product pricing and the rationalization of low-margin sales.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses declined to
$11.7 million, or 23.0% of net sales, for the three month period ended December 31, 2005, compared to $12.2 million, or
18.5% of net sales, for the quarter ended December 31, 2004.  Sales and marketing compensation costs increased due to our increased efforts in this area, offset by declines in commissions, severance costs and recruiting costs.

         For the six months ended December 31, 2005, selling, marketing and administrative expenses fell $674,000 from
$23.4 million in fiscal 2005 to $22.8 million in fiscal 2006.  The major factors contributing to the decrease were higher sales and marketing compensation and accounting fees, offset by lower severance and relocation expenses.

         Restructuring Costs.  The restructuring costs of $139,000 incurred during the second quarter of fiscal 2006, and of
$192,000 incurred in the six months ended December 31, 2005, relate to the closing of our Australian operations and personnel changes in our South Boston, Virginia operations.  We announced that the Australia operations were closing in
February 2005, and most of the expenses related to the closing of these operations were incurred in the last half of fiscal
2005.

         Depreciation and Amortization.  Depreciation and amortization expenses of $5.0 million for the first half of fiscal
2006 was lower than the $6.3 million of depreciation and amortization expenses for the comparable period of fiscal 2005.
The continuing decline is due to our lower capital expenditures in recent years and the $8.0 million charge taken to reduce the value of our O'Sullivan Virginia fixed assets at the end of fiscal 2005.

         Operating Loss.  Operating loss was $3.4 million in the second quarter of fiscal 2006, an increase of $195,000 from the $3.2 million operating loss incurred in the second quarter of fiscal 2005.  Our operating loss for the first six months of fiscal 2006 was $7.2 million, up $4.3 million from the $2.9 million operating loss incurred in fiscal 2005.  Our operating loss increased because of our lower sales levels, lower production levels which adversely affected our fixed cost absorption and increasing raw material and freight costs.

         Net Interest Expense.  Net interest expense declined from $8.9 million in the second quarter of fiscal 2005 to
$1.8 million in the second quarter of fiscal 2006 because we ceased accruing interest and amortizing loan fees and discounts on indebtedness included in Liabilities subject to compromise concurrently with our bankruptcy filing, partially offset by higher interest rates on the borrowings under our DIP credit agreement, which were higher than our borrowings under our credit agreement in fiscal 2005.  Net interest expense decreased $6.8 million from $17.7 million for the first half of fiscal 2005 to $11.0 million for the first half of fiscal 2006 for the same reason.  The following table summarizes our net interest expense:

                                                           Three months ended               Six months ended
                                                              December 31,                    December 31,
                                                      -----------------------------  ------------------------------
                                                             (in thousands)                  (in thousands)
                                                           2005            2004           2005             2004
                                                        -----------     -----------    -----------     ------------
Interest expense on senior secured notes,
    credit agreement, senior credit facility, industri
    revenue bonds, DIP credit agreement and senior     $
    subordinated notes                                al      1,307   $       6,051  $       7,446   $       12,086
Interest income                                                  (7)             (7)           (13)             (15)
        Non-cash items:
Interest expense on O'Sullivan Holdings note                    127             786            969            1,536
Interest expense on mandatorily redeemable
    senior preferred stock                                      204           1,236          1,557            2,473
Amortization of debt discount                                    68             410            516              802
Amortization of loan fees                                        70             425            495              848
                                                        -----------     -----------    -----------     ------------
Net interest expense                                   $      1,769   $       8,901  $      10,970   $       17,730
                                                        ===========     ===========    ===========     ============

         If we had not ceased accruing interest expense, then interest expense would have been $9.3 million and
$18.6 million for the three and six months ended December 31, 2005, respectively.

         Reorganization Costs.  We incurred $6.0 million in the second quarter to pay reorganization costs.  The year-to-
date total is $8.1 million.  The costs include amounts accrued or paid to our legal, financial and restructuring advisers and to the advisers of our unsecured creditors committee and our senior secured note holder group.  It also includes the costs incurred in connection with our DIP credit agreement.

         Income Tax Provision.  We recorded no tax expense in the three and six month periods ended December 31, 2005 and 2004 because of the current tax benefits associated with the Section 338 election (See "Tax Sharing Agreement with
RadioShack") and because of the valuation allowance against our net deferred tax assets.

         Net Loss.  We incurred a net loss of $11.1 million in the second quarter of fiscal 2006 compared to a net loss of
$12.1 million in fiscal 2005.  Net loss increased $5.6 million from a net loss of $20.6 million in the first half of fiscal 2005 to a net loss of $26.3 million in the first half of fiscal 2006.  The increase in the loss for both periods was due to reorganization costs in fiscal 2006 and lower sales, lower operating levels and higher raw material costs, partially offset by a reduction in interest expense due to our bankruptcy filing.

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

         At December 31, 2005, we were highly leveraged and had a stockholders' deficit of approximately
$245.7 million.  We filed for bankruptcy protection primarily because we did not have the liquidity to pay the interest on our indebtedness, including interest expense under our credit agreement and notes.  Our primary sources of liquidity are cash flows from operating activities and borrowings under our loan agreement, which is discussed below.  Decreased demand for our products could further decrease our cash flows from operating activities and the availability of borrowings under our loan agreement.

         Cash and Cash Equivalents.  As of December 31, 2005, cash and cash equivalents totaled $441,000.

         Operating Activities.  Net cash used by operating activities for the six months ended December 31, 2005 was
$10.7 million compared to net cash provided of $6.2 million for the six months ended December 31, 2004.  Cash flow from operations decreased for the following reasons.

     o     Net loss in the first half of fiscal 2006 was $5.6 million higher than in the first half of fiscal 2005.

     o     Inventories declined $1.7 million in the fiscal 2006 first half, compared to a decline of $13.6 million in the first half of fiscal 2005.

     o     Accounts receivable increased $5.2 million in the first half of fiscal 2006 compared with an increase of only
           $472,000 in the first half of fiscal 2005.

     o     Accounts payable and accrued liabilities increased $11.0 million during the first half of fiscal 2006 compared to an increase of $762,000 during the first half of fiscal 2005.  Accrued interest and accounts payable were materially higher at December 31, 2005 than at December 31, 2004 because we did not pay amounts outstanding when we filed for bankruptcy protection and because of short-term borrowings on our DIP credit agreement, partially offset by the reclassification of debt discount and loan fees to offset liabilities subject to compromise.

         Investing Activities.  We invested $256,000 for capital expenditures for the six months ended December 31, 2005 compared to $503,000 for the prior year six month period.  We currently estimate that the total capital expenditure requirements for the remainder of the fiscal year will be approximately $700,000, which we expect to fund from cash flow from operations or cash on hand.

         Financing Activities.  Our net cash provided by financing activities was $46,000 in the first half of fiscal 2005 from the issuance of stock and the repayment of a loan to an employee.  At December 31, 2005, we had borrowed
$10.0 million under our DIP credit agreement.

         Our consolidated principal amount of indebtedness at December 31, 2005 was $246.7 million, consisting of the following:

    o    a DIP credit agreement providing for asset-based revolving credit of up to $35.0 million.  At December 31, 2005,
         $10.0 million of borrowings were outstanding under the DIP credit agreement, and letters of credit aggregating approximately $15.2 million were outstanding. The DIP credit agreement provided for a revolving facility of up to $30 million with availability determined from a borrowing base including our accounts receivable and inventory, and a term facility of up to $5 million.  The interest rate on loans under the DIP credit agreement was, at our option, a LIBOR rate plus 4.00% or an index rate plus 2.00%.  After March 31, 2006, the margin fluctuated based on our average borrowing availability under the DIP credit agreement.  The DIP credit agreement contained minimum EBITDA and gross sales covenants, as well as limits on capital expenditures.  The fee for letters of credit was the LIBOR margin less 25 basis points.  A fee of 0.5% was paid on the unused commitment under the
         DIP credit agreement.   Subsequent to December 31, 2005, we borrowed $2.0 million under the term loan at a
         LIBOR rate plus 8.5%.

    o    $100.0 million in 10.63% senior secured notes due 2008.  We sold the notes in September 2003 at 95% of their par value, yielding $95.0 million in proceeds before issuance expenses of approximately $3.8 million.  We used proceeds of the senior secured notes to repay the $88.7 million outstanding under our old senior credit facility and to pay issuance expenses.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan Industries' subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings,
         O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc.

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

    o    $10.0 million in variable rate industrial revenue bonds.  These bonds were repurchased and redeemed on March
         1, 2006 using a draw on the letter of credit securing the bonds.  The draw increased our indebtedness under the
         DIP credit agreement.

    o    $29.8 million, including $14.8 million of contractual interest added to the principal of the note, in a note issued by
         O'Sullivan Holdings with warrants to purchase 93,273 shares of our Class A common stock and 39,273 shares of our Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.

         Liquidity  We had a stockholders' deficit of approximately $245.7 million as of December 31, 2005, incurred a net loss of $26.3 million for the six months ended  December 31, 2005 and expect to incur additional losses during the remainder of the fiscal year ending June 30, 2006.  Our net sales have declined each of the past five years and will decline again in fiscal 2006.  Our sales and operating results during fiscal 2005 and the first two quarters of fiscal 2006 were impacted by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, and higher raw material costs, principally particleboard and fiberboard.  Our independent registered public accounting firm issued a "going concern" qualification to their report for the year ended June 30, 2005 regarding our financial condition, expressing their concern that we may not be able to continue to operate as a going concern.  We filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 14, 2005.

         By filing for protection under the United States Bankruptcy Code, we defaulted under the indenture for our senior secured notes, the indenture for our senior subordinated notes and the agreement governing the O'Sullivan Holdings note.
Under our modified second amended plan of reorganization, which was confirmed by the U.S. Bankruptcy Court on

March 16, 2006 and became effective on April 12, 2006, our debt has been substantially reduced.  See "Plan of
Reorganization" above.

         Exit Loan Agreement.       We emerged from bankruptcy on April 12, 2006 with $10 million of secured notes and an asset backed loan agreement for up to $50 million of secured revolving loans.  The loan agreement provides for a revolving line of  credit of up to $50 million, subject to a borrowing base, with a $15 million sublimit for letters of credit.
Indebtedness under the loan agreement is secured with first liens on substantially all of our assets.  Under the loan agreement, borrowings bear interest, at O'Sullivan's option, at either a Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins are 2.00% per annum for Eurodollar loans and 0.50% per annum for prime rate based loans.
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

         Off-balance Sheet Arrangements.  At December 31, 2005, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         As of December 31, 2005, our contractual obligations due in the future mature as follows:

                                                                           Payments Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Liabilities subject to compromise    $     350,185   $      350,185    $            -   $           -   $            -
Short-term indebtedness                     20,891           20,891                 -               -                -
Cash interest on indebtedness1                 654              654                 -               -                -
Operating leases--unconditional               6,961            1,631             1,966           1,765            1,599
Other obligations2                           4,254            4,254                 -               -                -
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     382,945   $      377,615    $        1,966   $       1,765   $        1,599
                                       ===========     ============      ============     ===========     ============

------------------------------------

         1Includes interest expense on the industrial revenue bonds and under our DIP credit agreement.  The industrial revenue bonds were repurchased and redeemed on March 1, 2006, resulting in increased borrowings under our DIP credit agreement.  The DIP credit agreement was refunded with proceeds of our loan agreement on April 11, 2006.  We have not included interest on our obligations after we emerged from bankruptcy.
                                       ===========     ============      ============     ===========     ============
         2Represents (a) transaction fees in connection with our bankruptcy and (b) payments due under our Key
Employee Retention Plan.
                                       ===========     ============      ============     ===========     ============

Critical Accounting Policies and Estimates

         Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the Consolidated Financial Statements in our Annual
Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission on April
10, 2005, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements.  Actual results in these areas could differ from management's estimates.  There have been no significant changes in our accounting policies and estimates during the first six months of fiscal 2006.

Legal Proceedings

         In August 2002, Ames decided to close all of its stores and liquidate.  Actual net sales to Ames in fiscal 2005 were minimal.  In August 2003, Ames Department Stores, Inc. filed suit against O'Sullivan Industries in the U.S. Bankruptcy
Court, Southern District of New York alleging that payments made by Ames within 90 days prior to its bankruptcy constituted preferential transfers under the Bankruptcy Code that should be recovered from O'Sullivan Industries by Ames, together with interest.  The alleged payments aggregate $2.1 million.  We received the summons in this action on
September 22, 2003.  We responded to the suit denying we received any preferential payments.  In May 2006, we settled
Ames' preference claim and our administrative claim against Ames, with Ames agreeing to pay us a de minimis amount.

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

    o    our bankruptcy filing on October 14, 2005;
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
         o    customer acceptance of existing and new products, as we have experienced in recent years;
    o    lower borrowing availability under our loan agreement due to efforts to reduce our inventory levels;
    o    significant indebtedness that may limit our financial and operational flexibility;
    o    raw material cost increases, particularly in particleboard and fiberboard, as occurred in fiscal 2005;
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

         We have market risk in interest rate exposure, primarily in the United States.  We manage interest rate exposure through our mix of fixed and floating rate debt.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  At December 31, 2005, $20.9 million of our debt was subject to variable interest rates.  As of May 18, 2006, a change in interest rates of one percentage point would change our interest expense by about
$435,000 annually.

         Due to the nature of our product lines, we have material sensitivity to some commodities, including particleboard, fiberboard, corrugated cardboard and hardware.  We manage commodity cost exposures primarily through the duration and terms of our vendor agreements.  A 1.0% change in our raw material costs would affect our cost of sales by approximately
$1.1 million annually.

         In fiscal 2005, market costs for particleboard, our largest-cost raw material, increased about 40% to 50%, depending on type, thickness and origin.  Market costs for fiberboard increased about 30%.  Costs increased as demand for particleboard and fiberboard increased and because producers reduced their manufacturing capacity.  Market costs for particleboard declined slightly in the first half of fiscal 2005, while fiberboard costs declined slightly in the second quarter of fiscal 2005.  After the second quarter of fiscal 2006, we have seen cost increases in particleboard, with the market cost approximately 16% higher than at December 31, 2005.  Current market conditions suggest these costs may increase further.
The high costs for particleboard and fiberboard reduced our operating margins and operating income in fiscal 2005 and continue to affect us in fiscal 2006.

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

         In the short term, we expect that raw materials costs will continue to increase.

ITEM 4.  CONTROLS AND PROCEDURES.

         O'Sullivan maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the
Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in O'Sullivan's
Exchange Act reports is recorded, processed, summarized and reported accurately within the time periods specified in the
SEC's rules and forms, and that such information is accumulated and communicated to O'Sullivan's Chief Executive
Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Nevertheless, the controls and procedures did not allow O'Sullivan to file its annual report on Form 10-K for the fiscal year ended June
30, 2005 or its quarterly reports for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 within the time periods specified by the SEC's rules and form because of O'Sullivan's efforts to reorganize under the protection of
Chapter 11 of the U.S. Bankruptcy Code.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                                          PART II --  OTHER  INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of stockholders of O'Sullivan was held on November 10, 2005 to elect two Class III directors.
We did not solicit proxies.  Messrs. Keith E. Alessi and Richard R. Leonard were reelected as Class III directors.
Messrs. Alessi and Leonard each received 1,016,619 votes for reelection; no votes were withheld.  The terms of office of
Messrs. Richard D. Davidson, William J. Denton, Charles Macaluso, Robert S. Parker and Harold O. Rosser did not expire in 2005; they continued as directors of O'Sullivan until the effectiveness of our modified second amended plan of reorganization on April 12, 2006.

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

                                                                     O'SULLIVAN INDUSTRIES HOLDINGS, INC.

Date:   June 2, 2006                                      By:                    /s/ Rick A. Walters
                                                                 --------------------------------------------------

                                                                                   Rick A. Walters
                                                                                    President and
                                                                               Chief Executive Officer

Date:   June 2, 2005                                      By:                 /s/ Russell L. Steinhorst
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
  3.2 & 4.2   Bylaws of O'Sullivan (incorporated by reference from Exhibit 3.2 to Annual Report on Form 1
              K of Holdings for the fiscal year ended June 30, 2004 (File No. 0-28493))                  0-
 3.2a & 4.2a  Amendment to By-laws of O'Sullivan (incorporated by reference from Exhibit 3.2a to Quarterl
              Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 0-28493))           y
     10.1     Post-Petition Credit and Security Agreement dated as of October 21, 2005 by and among
              O'Sullivan Industries, Inc., O'Sullivan Furniture Factory Outlet, Inc., O'Sullivan Virginia
              O'Sullivan Industries Holdings, Inc., as Borrowers, and The CIT Group/Business Credit, Inc., Inc. and
              Agent, L/C Issuer and a Lender and the other financial institutions party thereto, as Lende, as
              (incorporated by reference to Exhibit 10 to Current Report on Form 8-K dated October 27, 20rs
              (File No. 0-28493))                                                                        05
     10.2     Severance Agreement dated as of December 13, 2005 between O'Sullivan Industries, Inc. and
              Michael L. Franks (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 19, 2006 (File No. 0-28493))
     31.1     Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act
              2002                                                                                       of      33
     31.2     Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 34
     32.1     Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pur
              Section 906 of the Sarbanes-Oxley Act of 2002                                              suant to35
     32.2     Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to36
              Section 906 of the Sarbanes-Oxley Act of 2002

