Form 10-Q
period 2006-03-31
OSULLIVAN INDUSTRIES HOLDINGS INC
filed 2006-08-02
CIK 915354

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     Form 10-Q

                                                    (Mark One)
                            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2006

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of distribution of
securities under a plan confirmed by a court.                 Yes  [X]                  No  [   ]

         As of August 1, 2006, 10,000,000 shares of common stock of O'Sullivan Industries Holdings, Inc. were outstanding.

------------------------------------------------------------------------------------------------------------------------

PART  I
Item 1.  Financial Statements.

                               O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                               (DEBTOR-IN-POSSESSION)
                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except for share data)
                                                                                      March 31,          June 30,
                                      Assets                                             2006              2005
                                                                                   ----------------   --------------
Current assets:
    Cash and cash equivalents                                                       $           737    $       1,213
    Trade receivables, net of allowance for doubtful accounts
        of $2,921 and $2,455, respectively                                                   25,114           19,838
    Inventories, net                                                                         44,758           43,608
    Prepaid expenses and other current assets                                                 4,927            2,184
                                                                                      -------------   --------------
           Total current assets                                                              75,536           66,843

Property, plant and equipment, net                                                           36,465           43,155
Other assets                                                                                    231            6,600
Goodwill                                                                                     38,088           38,088
                                                                                      -------------   --------------
               Total assets                                                         $       150,320    $     154,686
                                                                                      =============     ============

    Trade receivables, net of allowance for doubtful accounts
                                                                                      =============     ============

                                                                                         March 31,        June 30,
                       Liabilities and Stockholders' Deficit                               2006             2005
                                                                                      ---------------   ------------
Current liabilities, not subject to compromise:
    Accounts payable                                                                $         8,033    $      10,319
    Accrued advertising                                                                       7,408            9,939
    Accrued liabilities                                                                       4,568           15,756
    Short-term debt                                                                          28,533          225,046
                                                                                      -------------     ------------
           Total current liabilities not subject to compromise                               48,542          261,060

Non-current liabilities not subject to compromise:
    Mandatorily redeemable senior preferred stock                                                 –           31,437
    Other liabilities                                                                         3,152           10,839
    Payable to RadioShack                                                                         –           70,067
                                                                                      -------------     ------------
               Total non-current liabilities not subject to compromise                        3,152          112,343

Liabilities subject to compromise                                                           350,122                –
                                                                                      -------------     ------------

                  Total liabilities                                                         401,816          373,403

Commitments and contingent liabilities (Notes 2, 10, 12 and 13)

Stockholders' deficit:
    Junior preferred stock, Series A, $0.01 par value; 100,000 shares authorized,
        none issued                                                                               –                –
    Junior preferred stock, Series B, $0.01 par value; at issue price including accumulated dividends; 997,503.81 shares authorized, 933,033.13 shares
        issued at March 31, 2006 and June 30, 2005                                          122,949          116,550
    Junior preferred stock, Series C, $0.01 par value, 50,000 shares authorized,
        50,000 shares issued at March 31, 2006 and June 30, 2005                                  1                1
    Class A common stock, $0.01 par value; 2,000,000 shares authorized;
        1,368,000 issued; and 1,356,788 outstanding at March 31, 2006 and
        June 30, 2005                                                                            14               14
    Class B common stock, $0.01 par value, 1,000,000 shares authorized,
        701,422 shares issued at March 31, 2006 and June 30, 2005                                 7                7
    Additional paid-in capital                                                               13,057           13,057
    Retained deficit                                                                       (389,643)        (351,150)
    Treasury stock, 11,208.75 shares of Class A common stock at March 31,
        2006 and June 30, 2005, at cost                                                           –                –
    Accumulated other comprehensive income                                                    2,119            2,804
                                                                                      -------------     ------------
           Total stockholders' deficit                                                     (251,496)        (218,717)
                                                                                      -------------     ------------
               Total liabilities and stockholders' deficit                          $       150,320    $     154,686
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
                                                                                      =============     ============

                              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                              (DEBTOR-IN-POSSESSION)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (in thousands)

                                                             Three months ended             Nine months ended
                                                                 March 31,                      March 31,
                                                         --------------------------     --------------------------
                                                             2006          2005             2006          2005
                                                         ------------  ------------     ------------  ------------

Net sales                                               $      52,503 $      68,543    $     156,659 $     197,409
Cost of sales                                                  42,413        60,939          130,831       169,299
                                                         ------------  ------------     ------------  ------------

Gross profit                                                   10,090         7,604           25,828        28,110

Operating expenses:
    Selling, marketing and administrative                      10,223        11,409           32,974        34,834
    Restructuring costs                                           260           357              452           357
                                                         ------------  ------------     ------------  ------------

    Operating loss                                               (393)       (4,162)          (7,598)       (7,081)

Other income (expense):
    Interest expense (Contractual interest was $9,757
        and $28,503 for the three and nine months
        ended March 31, 2006.)                                   (571)       (9,060)         (11,554)      (26,805)
    Interest income                                                 4             2               17            17
                                                         ------------  ------------     ------------  ------------

Loss before reorganization items and income tax
    provision                                                    (960)      (13,220)         (19,135)      (33,869)
Reorganization items:
    Professional fees                                           3,946             –           11,368             –
    Financing costs                                               898             –            1,591             –
                                                         ------------  ------------     ------------  ------------
                                                                4,844             –           12,959             –
                                                         ------------  ------------     ------------  ------------

Loss before income tax provision                               (5,804)      (13,220)         (32,094)      (33,869)
Income tax provision                                                –             –                –             –
                                                         ------------  ------------     ------------  ------------

    Net loss                                                   (5,804)      (13,220)         (32,094)      (33,869)
Dividends on Series B junior preferred
    stock                                                           –        (3,762)          (6,399)      (13,040)
                                                         ------------  ------------     ------------  ------------

    Net loss attributable to common stockholders        $      (5,804)$     (16,982)   $     (38,493)$     (46,909)
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

                              O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                             (DEBTOR-IN-POSSESSION)
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                            Nine months ended
                                                                                                March 31,
                                                                                        -------------------------
                                                                                           2006           2005
                                                                                        -----------    ----------

Cash flow used by operating activities:
    Net loss                                                                         $      (32,094) $    (33,869)
    Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation and amortization                                                      7,218         8,931
           Amortization of debt issuance cost                                                   489         1,273
           Amortization of debt discount and accrued interest on O'Sullivan
               Holdings note                                                                  1,485         3,568
           Interest and accretion on mandatorily redeemable senior preferred stock            1,557         3,826
           Settlement of notes receivable from employees                                          –           283
           Bad debt recoveries, net                                                            (275)         (265)
           Gain (loss) on disposal of assets                                                    (11)           16
           Accrual of special payment on options to purchase Series A junior
               preferred stock                                                                  483         1,210
    Changes in assets and liabilities:
           Trade receivables                                                                 (5,001)       (6,223)
           Inventories                                                                       (1,150)       15,178
           Other assets                                                                      (1,828)          774
           Accounts payable and accrued liabilities                                           8,942         5,217
    Changes in assets and liabilities related to reorganization:
           Other assets                                                                        (915)            –
           Accounts payable and accrued liabilities                                           3,454             –
                                                                                        -----------    ----------
Net cash used by operating activities                                                       (17,646)          (81)
                                                                                        -----------    ----------

Cash flow used for investing activities:
    Capital expenditures                                                                       (464)         (631)
                                                                                        -----------    ----------

Cash flow provided by financing activities:
    Proceeds from borrowings                                                                178,371         5,700
    Extinguishment of borrowings                                                           (149,839)       (5,700)
    Repayment of industrial revenue bonds                                                   (10,000)            –
    Proceeds from repayment of employee note                                                      –            30
    Proceeds from issuance of common and preferred securities                                     –            16
    Payments for reorganization costs related to credit facility (post-petition)               (898)            –
                                                                                        -----------    ----------
Net cash flow provided by financing activities                                               17,634            46

Net decrease in cash and cash equivalents                                                      (476)         (666)
Cash and cash equivalents, beginning of period                                                1,213         5,250
                                                                                        -----------    ----------
Cash and cash equivalents, end of period                                             $          737  $      4,584
                                                                                        ===========    ==========

    Net loss                                                                         $      (32,094) $    (33,869)
                                                                                        ===========    ==========
Supplemental cash flow information:
                                                                                            Nine months ended
                                                                                                March 31,
                                                                                        -------------------------
                                                                                           2006           2005
                                                                                        -----------    ----------

    Payments for reorganization items
    Professional fees                                                                $       (9,536)            –
    Financing costs                                                                          (1,591)            –
                                                                                        -----------    ----------
        Total                                                                        $      (11,127)            –
                                                                                        ===========    ==========

    Interest paid                                                                    $      (11,365) $    (17,724)
    Income taxes paid                                                                            (8)           (3)

Non-cash investing and financing activities:
    Capital expenditures included in accounts payable                                $            –  $         72
    Dividends accrued but not paid                                                            6,399        13,040
             The accompanying notes are an integral part of these consolidated financial statements.

                                     O'SULLIVAN INDUSTRIES HOLDINGS, INC. AND SUBSIDIARIES
                                                     (DEBTOR-IN-POSSESSION)
                             UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                            For the nine months ended March 31, 2006
                                                         (in thousands)

                                                                                                                      dditional
                                         Series B junior    Series C junior        Class A         Class B common      paid-in
                                         preferred stock    preferred stock     common stock           stock         A capital
                                        ------------------  ----------------  -----------------  -------------------------------
                                        Shares    Dollars   Shares   Dollars  Shares   Dollars    Shares   Dollars
                                        -------  ---------  ------   -------  -------  --------  --------  --------  -----------

Balance, June 30, 2005                      933$   116,550      50 $       1    1,357$       14      701      7           13,057
     Net loss
     Cumulative translation adjustments
     Dividends on Series B junior
         preferred stock                             6,399
                                        -------  ---------  ------   -------  -------  --------  --------  --------  -----------
Balance, March 31, 2006                     933$   122,949     $50 $       1    1,357$       14     701        7          13,057
                                        =======  =========  ======   =======  =======  ========            --------  -----------

                                                 =========           =======  =======  ========            --------

                                                                                      Accumulated       otal stock-    Compre
                                                                                         other           holders'      hensive
                                            Retained     Treasury shares Class A     comprehensive       deficit       income
                                             deficit          common stock              income         T               (loss)
                                           -----------  -------------------------  -----------------   ------------  -----------

                                           --------------------------------------                                    -----------
                                                          Shares        Dollars
                                           -----------  -----------   -----------  -----------------   ------------  -----------

Balance, June 30, 2005                   $    (351,150)          11 $           –$             2,804 $     (218,717)
     Net loss                                  (32,094)                                                     (32,094$     (32,094)
     Cumulative translation adjustments                                                         (685)          (685)        (685)
     Dividends on Series B junior
         preferred stock                        (6,399)
                                           -----------  -----------   -----------  -----------------   ------------  -----------
Balance, March 31, 2006                  $    (389,643)          11 $           –$             2,119 $     (251,496$     (32,779)
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
                                           ===========  ===========   ===========  =================   ============  ===========

                             O'SULLIVAN  INDUSTRIES  HOLDINGS,  INC. AND SUBSIDIARIES
                                              (DEBTOR-IN-POSSESSION)
                              NOTES  TO UNAUDITED CONSOLIDATED  FINANCIAL  STATEMENTS
                                                  March 31, 2006

Note 1—Basis of Presentation

         The unaudited consolidated financial statements of O'Sullivan Industries Holdings, Inc. and subsidiaries
(collectively, "O'Sullivan"; references to "O’Sullivan" refer to O’Sullivan Industries Holdings, Inc. alone) included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The financial statements should be read in conjunction with the audited financial statements and notes thereto included in O'Sullivan Holdings' Annual
Report on Form 10-K for the fiscal year ended June 30, 2005 filed on April 10, 2006.  The interim results are not necessarily indicative of the results that may be expected for a full year.  O’Sullivan Holdings owns all of the stock of O'Sullivan Industries, Inc. ("O'Sullivan Industries").  O'Sullivan Industries is the sole owner of O'Sullivan
Industries - Virginia, Inc. ("O'Sullivan Virginia") and O'Sullivan Furniture Factory Outlet, Inc.

         The accompanying financial statements have been prepared under the assumption that O'Sullivan will continue to operate on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if
O'Sullivan is unable to continue as a going concern.  However, on October 14, 2005, O'Sullivan Holdings,
O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc. filed their petitions in the
U.S. Bankruptcy Court for the Northern District of Georgia in Atlanta.  From October 15, 2005 to April 12, 2006,
O'Sullivan operated its business as a debtor-in-possession.  O'Sullivan's Modified Second Amended Plan of
Reorganization was confirmed by the U.S. Bankruptcy Court on March 16, 2006.  O'Sullivan emerged from bankruptcy protection on April 12, 2006.  See Note 2.

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

Note 2—Bankruptcy Filing and Subsequent Events

Bankruptcy Filing

         O'Sullivan's declining sales and increasing losses resulted in lower (and at times, negative) cash flows from operations in recent years.  As a result, O'Sullivan filed for protection from its creditors and other claimants under
Chapter 11 of the United States Bankruptcy Code on October 14, 2005 in the United States Bankruptcy Court for the
Northern District of Georgia.  The cases for O'Sullivan Holdings and its domestic subsidiaries were jointly administered under case no. 05-83049.  After the filing, O'Sullivan managed its business as debtor-in-possession.
O'Sullivan emerged from bankruptcy on April 12, 2006 with the effectiveness of its modified second amended plan of reorganization.

         O'Sullivan Industries did not pay the $5.3 million interest payment due on July 15, 2005 with respect to its
$100 million 10.63% senior secured notes.  In July 2005, O'Sullivan initiated discussions with representatives of its major stakeholders regarding O'Sullivan's strategic alternatives, including potentially a consensual restructuring of its capital structure.  O'Sullivan retained Lazard Frères & Co. LLC to serve as its financial advisor and Dechert LLP as legal advisor to assist with its evaluation of strategic alternatives and restructuring efforts.  In August 2005,
O'Sullivan entered into a forbearance agreement with controlling holders of its senior secured notes.  Pursuant to the forbearance agreement, the noteholders agreed not to exercise any enforcement rights or remedies available to them under the senior secured notes indenture as a result of the non-payment of interest on the senior secured notes prior to the end of the applicable 30-day grace period provided for in the indenture.  The term of the forbearance agreement, as extended, expired with its filing for protection under Chapter 11 of the Bankruptcy Code.  In August,
O'Sullivan also retained FTI Consulting to provide restructuring advice with respect to its reorganization efforts.

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

         The term facility under the DIP credit agreement was based on an agreement between the DIP lender and the holder of a majority of O’Sullivan Industries’ senior secured notes.  As of March 31, 2006, O'Sullivan had borrowed $2.0 million under the term facility.  The interest rate on the term loan was LIBOR plus 8.5%, and was
13.2% as of March 31, 2006.

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
Bankruptcy Court.  It filed first and second amended plans on January 3, 2006 and February 10, 2006.  O'Sullivan filed a modified second amended plan on March 16, 2006.  The official committee of unsecured creditors and certain holders of O’Sullivan’s senior secured notes supported confirmation of the modified second amended plan of reorganization.  The U.S. Bankruptcy Court approved the amended disclosure statement on February 10, 2006.
O'Sullivan mailed the amended disclosure statement, the amended plan of reorganization, ballots and voting instructions to all parties entitled to vote on the plan on February 17, 2006.  Following a hearing on March 16, 2006, the U.S. Bankruptcy Court confirmed the modified second amended plan of reorganization.  The modified second amended plan of reorganization became effective on April 12, 2006 with the completion of the conditions precedent to the effectiveness of the plan.  The conditions included the closing and funding of O’Sullivan’s loan agreement discussed below under "Exit Capital Structure".

         Under the modified second amended plan of reorganization, various classes of O'Sullivan's debt and equity received differing treatment in full satisfaction and discharge of their claims and interests, according to their respective priorities.

•        Obligations under O'Sullivan's DIP credit agreement were paid in full and letters of credit outstanding under the DIP credit agreement were secured or replaced.  O'Sullivan Virginia's obligations under a series of industrial revenue bonds due 2008 (and secured by a letter of credit issued pursuant to the DIP credit agreement) were repurchased and redeemed in full on March 1, 2006.  The bonds were paid by a draw on the letter of credit, which increased the amount drawn under the DIP credit agreement.  O'Sullivan repaid these obligations with borrowings under its loan agreement on April 11, 2006.

•        Obligations under the $100 million principal amount of 10.63% senior secured notes due 2008 of
         O'Sullivan Industries received an aggregate of $10 million of new secured notes (subordinate to the loan agreement) and ten million shares of new common stock of reorganized O'Sullivan Holdings, representing
         100% of the outstanding equity of the reorganized O'Sullivan Holdings, subject to dilution upon the issuance of shares of restricted stock and the exercise of certain warrants and options.

•        General unsecured claims against O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture
         Factory Outlet, Inc., other than the obligations under the $96 million principal amount 13.375% senior subordinated notes due 2009 of O'Sullivan Industries, received a cash distribution of 9% of their allowed claims.  Certain vendor and utility creditors also had the right to elect to participate in a settlement under which O'Sullivan paid an additional 2% to 8% of their allowed claim in cash, based on the size of their allowed claim.

•        Holders of O'Sullivan Industries' $96 million principal amount of 13.375% senior subordinated notes received

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

•        Holders of O'Sullivan Holdings equity, indebtedness and other obligations, including the holder of the obligations under the O'Sullivan Holdings 12% note due 2009 with a principal amount of $29.8 million (as of October 15, 2005), the tax sharing agreement with RadioShack and options and warrants to purchase
         O'Sullivan Holdings Class A common stock, Series A junior preferred stock or Series B junior preferred stock, were cancelled and received no distribution under the plan of reorganization.

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

         The agreements with Lazard and Rothschild provided for additional fees if O'Sullivan was successful in its reorganization efforts.  O'Sullivan has paid, or will pay, Lazard a  $1.8 million transaction fee and a $375,000 financing fee.  The transaction fee for Rothschild is $750,000.  The transaction fee for the financial adviser to the unsecured creditors committee is $450,000.  These fees are in addition to regular fees O'Sullivan has been accruing with respect to these advisers.  These additional fees were earned upon O’Sullivan’s successful exit from bankruptcy on April 12, 2006.  Accordingly, the additional fees were recorded in the fourth quarter of fiscal 2006.

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

         O'Sullivan borrowed approximately $27.5 million under the exit loan agreement on April 11, 2006.  In addition, $2.7 million of letters of credit were outstanding under the loan agreement on that date and remain outstanding as of the date this report is filed.  O'Sullivan reserved at closing an additional $6.7 million after the effectiveness of the plan of reorganization to fund additional fees and expenses associated with the plan of reorganization.  After these initial borrowings, O'Sullivan is able to use borrowings under the loan agreement for general operating, working capital and other proper corporate purposes.  Availability under the loan agreement, after the additional $6.7 million of reserves, was approximately $4.5 million.

         O'Sullivan continues to serve its customers and to pay its employees and post-petition vendors in the ordinary course.  O'Sullivan's facilities continue to operate and to fill customer orders.

Note 3—Accounting Principles Applicable to O'Sullivan as Debtor-in-Possession

         Since O'Sullivan was operating its business as debtor-in-possession at March 31, 2006, it has classified certain pre-petition liabilities as Liabilities subject to compromise in the accompanying consolidated balance sheet as required by SOP 90-7.  These liabilities were impaired as a result of O'Sullivan's bankruptcy filing.  The components of the impaired liabilities, net of capitalized loan fees, are as follows:

                                                                     March 31,
                                                                       2006
                                                                  ---------------
                                                                  (in thousands)

Accounts payable                                                $          13,018
Accrued compensation                                                          305
Accrued interest                                                           14,298
Other accrued liabilities                                                     502
Other non-current liabilities                                               9,157
Long-term debt, net of loan fees                                          209,781
Payable to RadioShack                                                      70,067
Mandatorily redeemable senior preferred stock                              32,994
                                                                  ---------------
                                                                $         350,122
                                                                  ===============

         The treatment of these liabilities under our modified second amended plan of reorganization is discussed in
Note 2 above.

         In addition, as a result of the bankruptcy filing, O'Sullivan ceased the accrual of interest on the impaired liabilities and dividends on its preferred stock as of October 14, 2005.  For the three months and nine months ended
March 31, 2006, the total contractual amount of interest expense (including dividends on O’Sullivan Holdings’
senior preferred stock) that O'Sullivan was obligated pay, including amounts it did not due to the bankruptcy filing, was $9.8 million and $28.5 million, respectively.  O'Sullivan also ceased amortization of debt discounts and capitalized loan expenses as of October 14, 2005.  The amount of capitalized loan costs has been reclassified into
Liabilities subject to compromise on the accompanying consolidated balance sheet.  Had O'Sullivan recorded the interest expense and dividends and continued its amortization of debt discounts and loan fees, it would have reported a greater net loss and net loss attributable to common stockholders for the three months and nine months ended
March 31, 2006.

—

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income
Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that O’Sullivan recognize, in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of O’Sullivan’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.
O’Sullivan is currently evaluating the impact of adopting FIN 48 on the Consolidated Financial Statements.

Note 5—Stock Based Compensation

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

         During July 2005, O'Sullivan Holdings granted options to purchase 15,500 shares of Class A common stock with an exercise price of $0.01.  The exercise price was not greater than the estimated fair market value of the underlying stock on the date of grant.  The options would have vested in five annual installments beginning July 28,
2006 and would have expired on July 28, 2016.

         Using the Black-Scholes model, O'Sullivan estimates that the fair value of the options was zero as of
July 28, 2005.   The significant assumptions used for these grants are volatility of 40%, risk free interest rate of
3.636%, expected life of 5 years, dividend yield of 0%, and an estimated stock price of $0.01.  O'Sullivan estimated the stock price to be $0.01 based on the fact that its common stock options were not traded and it had total stockholders’ deficit as of June 30, 2005 of $218.7 million.  In fact, under O'Sullivan's modified second amended plan of reorganization, all of the options and other equity was cancelled and received no distribution.

         O'Sullivan recognized compensation expense of $2,000 and $6,000 during the three and nine month periods ended March 31, 2006.  Prior to July 1, 2005, O'Sullivan applied APB 25, Accounting for Stock Issued to
Employees, and elected to report the disclosure-only alternative under FAS 123 and 148.  The FAS 123 disclosures are as follows:

                                                          Three
                                                         months          Nine months
                                                          ended             ended
                                                        March 31,         March 31,
                                                          2005              2005
                                                      -------------     -------------

Net loss, as reported                                 $     (13,220)    $     (33,869)
Less:  total stock-based compensation expense
      determined under fair value method for all stock
      options, net of related income tax                          –                (3)
                                                        -----------       -----------
Pro forma net loss                                    $     (13,220)    $     (33,872)
                                                        ===========       ===========

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period.

         Effective November 18, 2004, the Board of Directors of O'Sullivan Holdings approved a  new 2004 Class
A Common Stock Option Plan providing for the issuance of options to purchase up to 93,182 shares of Class A common stock, par value $0.01 per share, subject to adjustment.  All of O'Sullivan's stock option plans and outstanding options were cancelled upon the effectiveness of its modified second amended plan of reorganization, and no distribution was or will be made with respect to any option plan or outstanding option.

Note 6—Shipping and Handling Costs

         O'Sullivan reports amounts billed to customers as revenue, the cost for warehousing operations in cost of sales and freight out costs as part of selling, marketing and administrative expenses.  Freight out costs included in selling, marketing and administrative expenses in the third quarters of fiscal 2006 and fiscal 2005 were approximately $2.5 million and $2.1 million, respectively.  Freight out costs in the nine months ended March 31,
2006 and 2005 were $6.7 million and $6.1 million, respectively.

Note 7—Inventory

         Inventory, net, consists of the following:

                                 March 31,       June 30,
                                   2006            2005
                              ---------------   -----------
                                      (in thousands)

Finished goods                $        23,971   $    25,708
Work in process                         4,970         4,011
Raw materials                          11,648         9,622
Maintenance and Supplies                4,169         4,267
                                -------------     ---------
                              $        44,758   $    43,608
                                =============     =========

         Inventory reserves at March 31, 2006 and June 30, 2005 were $5.9 million and $7.0 million, respectively.

Note 8—Accrued Liabilities

         Accrued liabilities consist of the following:

                               March 31,       June 30,
                                 2006            2005
                            ---------------  ------------
                                    (in thousands)

Accrued interest            $           224   $     7,677
Accrued compensation                  2,820         5,256
Other                                 1,524         2,823
                              -------------     ---------
                            $         4,568   $    15,756
                              =============     =========

Note 9—Condensed Consolidating Financial Information

         In September 2003 O'Sullivan Industries issued $100.0 million of 10.63% senior secured notes due 2008.
These notes were secured by substantially all the assets of O'Sullivan Industries and its guarantor subsidiaries
O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet, Inc.  The senior secured notes were also guaranteed by
O’Sullivan Holdings.  The guarantees re full and unconditional.  Security for the senior secured notes included first priority liens and security interests in the stock of O'Sullivan Industries.  In the third quarter of fiscal 2004,
O'Sullivan Industries  exchanged the senior secured notes issued in September 2003 for notes with substantially identical terms and associated guarantees.  The exchange notes were registered under the Securities Act of 1933, as amended.  Under O’Sullivan’s modified second amended plan of reorganization, holders of the senior secured notes received an aggregate of $10 million of new secured notes (subordinate to the loan agreement) and ten million shares of new common stock of reorganized O'Sullivan Holdings, representing 100% of the outstanding equity of the reorganized O'Sullivan Holdings, subject to dilution upon the issuance of shares of restricted stock and the exercise of certain warrants and options.

         The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC rules and regulations.

Condensed Consolidating Statements of Operations

                                                               Three months ended March 31, 2006
                                                                         (in thousands)
                                            -----------------------------------------------------------------------
                                            O'Sullivan    O'Sullivan    Guarantor    Consolidating
                                             Holdings     Industries   Subsidiaries   Adjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net sales                                 $           – $      34,792$       17,711$              –$         52,503
Cost of sales                                         –        28,710        13,703               –          42,413
                                            -----------   -----------  ------------  --------------  --------------

Gross profit                                          –         6,082         4,008               –          10,090

Operating expenses:
    Selling, marketing and administrative            54         8,693         1,476               –          10,223
    Restructuring costs                               –           213            47               –             260
                                            -----------   -----------  ------------  --------------  --------------

Operating income (loss)                             (54)       (2,824)        2,485               –            (393)
Other income (expense):
    Interest expense                                  6          (466)         (111)              –            (571)
    Interest income                                   –             4             –               –               4
    Equity in gain (loss) of subsidiary          (5,756)        2,374             –           3,382               –
                                            -----------   -----------  ------------  --------------  --------------

Income (loss) before reorganization items
    and income tax provision                     (5,804)         (912)        2,374           3,382            (960)
Reorganization items                                  –         4,844             –               –           4,844
                                            -----------   -----------  ------------  --------------  --------------

Income (loss) before income tax
    provision                                    (5,804)       (5,756)        2,374           3,382          (5,804)
Income tax provision                                  –             –             –               –               –
                                            -----------   -----------  ------------  --------------  --------------

Net income (loss)                                (5,804)       (5,756)        2,374           3,382          (5,804)
Dividends on Series B junior preferred
    stock                                             –             –             –               –               –
                                            -----------   -----------  ------------  --------------  --------------

Net income (loss) attributable to         $      (5,804)$      (5,756$        2,374$          3,382$         (5,804)
    common stockholders
                                            ===========   ===========  ============  ==============  ==============

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
                                            ===========   ===========  ============  ==============  ==============

                                                              Nine months ended March 31, 2006
                                                                        (in thousands)
                                          -------------------------------------------------------------------------
                                           O'Sullivan   O'Sullivan     Guarantor     Consolidating
                                            Holdings    Industries    Subsidiaries    Adjustments     Consolidated
                                          ------------  -----------   ------------  ---------------  --------------
Net sales                                $           –$     107,036 $       49,623$               –$        156,659
Cost of sales                                        –       89,937         40,894                –         130,831
                                          ------------  -----------   ------------  ---------------  --------------

Gross profit                                         –       17,099          8,729                –          25,828

Operating expenses:
    Selling, marketing and administrative          181       27,881          4,912                –          32,974
    Restructuring costs                              –          382             70                –             452
                                          ------------  -----------   ------------  ---------------  --------------

Op
Operating income (loss)                           (181)     (11,164)         3,747                –          (7,598)
Other income (expense):
    Interest expense                            (2,635)      (8,496)          (423)               –         (11,554)
    Interest income                                  –           17              –                –              17
    Equity in earnings (loss) of
        subsidiary                             (29,278)       3,324              –           25,954               –
                                          ------------  -----------   ------------  ---------------  --------------

Income (loss) before reorganization
    items and income tax provision             (32,094)     (16,319)         3,324           25,954         (19,135)
Reorganization items                                 –       12,959              –                –          12,959
                                          ------------  -----------   ------------  ---------------  --------------

Income (loss) before income tax
    provision                                  (32,094)     (29,278)         3,324           25,954         (32,094)
Income tax provision                                 –            –              –                –               –
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss)                              (32,094)     (29,278)         3,324           25,954         (32,094)
Dividends on Series B junior preferred
    stock                                       (6,399)           –              –                –          (6,399)
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss) attributable to        $     (38,493$     (29,278)$        3,324$          25,954$        (38,493)
    common stockholders
                                          ============  ===========   ============  ===============  ==============

                                                              Nine months ended March 31, 2005
                                                                        (in thousands)
                                          -------------------------------------------------------------------------
                                           O'Sullivan   O'Sullivan     Guarantor     Consolidating
                                            Holdings    Industries    Subsidiaries    Adjustments     Consolidated
                                          ------------  -----------   ------------  ---------------  --------------
Net sales                                $           –$     146,803 $       50,606$               –$        197,409
Cost of sales                                        –      124,761         44,538                –         169,299
                                          ------------  -----------   ------------  ---------------  --------------

Gross profit                                         –       22,042          6,068                –          28,110

Operating expenses:
    Selling, marketing and administrative          122       29,478          5,234                –          34,834
    Restructuring charge                             –          357              –                –             357
                                          ------------  -----------   ------------  ---------------  --------------

Op
Operating income (loss)                           (122)      (7,793)           834                –          (7,081)
Other income (expense):
    Interest expense                            (6,421)     (19,981)          (403)               –         (26,805)
    Interest income                                 11            6              –                –              17
    Equity in earnings (loss) of
        subsidiaries                           (27,337)         431              –           26,906               –
                                          ------------  -----------   ------------  ---------------  --------------

Income (loss) before income tax
    provision                                  (33,869)     (27,337)           431           26,906         (33,869)
Income tax provision                                 –            –              –                –               –
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss)                              (33,869)     (27,337)           431           26,906         (33,869)
Dividends on Series B junior preferred
    stock                                      (13,040)           –              –                –         (13,040)
                                          ------------  -----------   ------------  ---------------  --------------

Net income (loss) attributable to        $     (46,909$     (27,337)$          431$          26,906$        (46,909)
    common stockholders
                                          ============  ===========   ============  ===============  ==============

Condensed Consolidating Balance Sheets

                                                                        March 31, 2006
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
ASSETS:
    Current assets                        $           – $      63,526$       12,010$              –$         75,536
    Property, plant and equipment, net                –        23,675        12,790               –          36,465
    Other assets                                      –           231             –               –             231
    Investment in subsidiaries                 (188,070)       44,370             –         143,700               –
    Goodwill                                          –        38,088             –               –          38,088
    Receivable from affiliates                   74,738             –        25,478        (100,216)              –
                                            -----------   -----------  ------------  --------------  --------------
        Total assets                      $    (113,332)$     169,890$       50,278$         43,484$        150,320
                                            ===========   ===========  ============  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
    Current liabilities,
        not subject to compromise         $          10 $      45,140$        3,392$              –$         48,542
    Payable to affiliates                             –       100,216             –        (100,216)              –
    Other liabilities                               365         2,787             –               –           3,152
    Liabilities subject to compromise           137,789       209,817         2,516               –         350,122
    Stockholders' equity (deficit)             (251,496)     (188,070)       44,370         143,700        (251,496)
                                            -----------   -----------  ------------  --------------  --------------
        Total liabilities and             $    (113,332)$     169,890$       50,278$         43,484$        150,320
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
                                            ===========   ===========  ============  ==============  ==============

Condensed Consolidating Statements of Cash Flows

                                                               Nine months ended March 31, 2006
                                                                        (in thousands)
                                            -----------------------------------------------------------------------
                                             'Sullivan    O'Sullivan    Guarantor     onsolidating
                                            OHoldings     Industries   Subsidiaries  CAdjustments     Consolidated
                                            -----------   -----------  ------------  --------------  --------------
Net cash flows provided (used) by:

Operating activities:                     $         303 $     (25,951$        8,002$              –$        (17,646)
                                            -----------   -----------  ------------  --------------  --------------

Investing activities:
    Capital expenditures                              –          (458)           (6)              –            (464)
    Repayment of loans to affiliates               (303)            –             –             303               –
                                            -----------   -----------  ------------  --------------  --------------
        Net                                        (303)         (458)           (6)            303            (464)
                                            -----------   -----------  ------------  --------------  --------------

Op
Financing activities:
    Advances (repayment) of loans from
        affiliates                                    –        (1,539)        1,842            (303)              –
    Proceeds from borrowings                          –       178,371             –               –         178,371
    Repayment of borrowings                           –      (149,839)            –               –        (149,839)
    Repayment of industrial revenue
        bonds                                         –             –       (10,000)              –         (10,000)
    Payments for reorganization costs
        related to credit facility (post-
        petition)                                     –          (898)            –               –            (898)
                                            -----------   -----------  ------------  --------------  --------------
           Net                                        –        26,095        (8,158)           (303)         17,634
                                            -----------   -----------  ------------  --------------  --------------

Cash and cash equivalents:
    Net decrease in cash and cash
        equivalents                                   –          (314)         (162)              –            (476)
    Cash and cash equivalents, beginning
        of period                                     –         1,045           168               –           1,213
                                            -----------   -----------  ------------  --------------  --------------
    Cash and cash equivalents, end of     $           – $         731$            6$              –$            737
        period
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
                                            ===========   ===========  ============  ==============  ==============

Note 10—Income Taxes

         O'Sullivan Holdings entered into a significant tax sharing and tax benefit reimbursement agreement with
RadioShack Corporation (O'Sullivan's former parent) in 1994.  Pursuant to O'Sullivan's modified second amended plan of reorganization, the tax sharing agreement was cancelled upon the effectiveness of the plan and RadioShack received no distribution with respect thereto.  Because of the current tax benefits associated with the Section 338 election and the valuation allowance recorded in the fiscal year ended June 30, 2002, O'Sullivan recorded no tax expense for the three and nine months ended March 31, 2006 and 2005.

         As a result of our reorganization under Chapter 11 of the Bankruptcy Code, O’Sullivan expects that its tax loss carryforwards will be substantially reduced.  Additionally, O’Sullivan’s ability to use pre-petition net operating losses and any remaining step up in its tax basis may be limited.

Note 11—Preferred Stock

         O'Sullivan Holdings discontinued accruing dividends on its senior preferred stock, Series C junior preferred stock and Series B junior preferred stock upon filing for bankruptcy protection on October 14, 2005.  It also discontinued accruing the special payment on options to purchase Series A junior preferred stock on that date.

         Pursuant to O’Sullivan’s modified second amended plan of reorganization, all of its common and preferred stock was cancelled and discharged on the effective date of the plan; and no distribution was, or will be, made with respect thereto.  Trading in the senior preferred stock in the over the counter markets has ceased.  All options and warrants to purchase common or preferred stock were similarly cancelled and discharged pursuant to the plan.

Note 12—Related Party Transactions

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

         The credit agreement, the indenture for the senior secured notes and the management services agreement all contain certain restrictions on the payment of the management fee.  The management services agreement provides that no cash payment for the management fee can be made unless the fixed charge coverage ratio (as defined in the indenture for the senior subordinated notes) for O'Sullivan Industries' most recently ended four full fiscal quarters would have been greater than 2.0 to 1.0.  Similarly, the indenture for the senior secured notes provides that payments under the management services agreement are conditional and contingent upon the fixed charge coverage ratio (as defined in the indenture for the senior secured notes) for the four most recently ended full fiscal quarters immediately preceding any payment date being at least 2.0 to 1.  The credit agreement prevented O'Sullivan Industries from paying fees and expenses under the management services agreement if a default or event of default existed or if one would occur as a result of the payment.  All fees and expenses under the management services agreement are subordinated to the senior subordinated notes.

         The management fee and other reimbursable costs of $86,000 and $150,000 recognized during the first nine months of fiscal years 2006 and 2005, respectively, are included in selling, marketing and administrative expense in the consolidated statement of operations.  The amounts due BRS at March 31, 2006 and June 30, 2005 were
$539,000 and $453,000, respectively, and are included in Liabilities subject to compromise on the accompanying consolidated balance sheet at March 31, 2006 and in Accrued liabilities on the accompanying consolidated balance sheet at June 30, 2005.

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

         Executive Stock Agreements.  In the first quarter of fiscal 2005, we issued stock to three O’Sullivan executives pursuant to Executive Stock Agreements between O'Sullivan and each executive.  The stock was issued at fair value.  O'Sullivan issued an aggregate of 701,422 shares of its Class B common stock, 384,085 shares of its
Series B junior preferred stock and 50,000 shares of its Series C junior preferred stock.  The sales prices for the shares was $0.01 per share for the Class B common stock and the Series B junior preferred stock and $0.10 per share for the Series C junior preferred stock.

Note 13—Commitments and Contingencies

         Tax Sharing Agreement with RadioShack.  Future tax sharing agreement payments were contingent on taxable income.  The maximum payments were fiscal 2006 — $31.5 million; fiscal 2007 — $12.3 million; fiscal
2008 — $14.5 million; fiscal 2009 — $11.8 million. O'Sullivan will not pay RadioShack any amounts during fiscal
2006; accordingly, no amount has been recorded in current liabilities.  See Note 4 to the consolidated financial statements included in O'Sullivan's Annual Report on Form 10-K for the year ended June 30, 2005.  The payable to
RadioShack is included in Liabilities subject to compromise on the March 31, 2006 balance sheet.  See Note 3.

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

         On October 14, 2005, O'Sullivan Holdings, O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan
Furniture Factory Outlet, Inc. filed for protection under Chapter 11 of the U. S. Bankruptcy Code.    On March 16,
2006, the U.S. Bankruptcy Court for the Northern District of Georgia approved our  modified second amended plan of reorganization.  The plan became effective on April 12, 2006.  See Note 2 for additional information regarding the bankruptcy.

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

Note 14—Other Comprehensive Income

         O'Sullivan's comprehensive income is comprised of net income (loss) and foreign currency translation adjustments.  The components of comprehensive income for the three and nine month periods ended March 31, 2006 are:

                                                          Three months ended                Nine months ended
                                                               March 31,                        March 31,
                                                      ---------------------------      ---------------------------
                                                                             (in thousands)

                                                         2006            2005             2006            2005
                                                      -----------     -----------      -----------     -----------
Net loss                                            $      (5,804)  $     (13,220)   $     (32,094)  $     (33,869)
Cumulative translation adjustments                             17             (63)            (685)            577
                                                      -----------     -----------      -----------     -----------
Comprehensive loss                                  $      (5,787)  $     (13,283)   $     (32,779)  $     (33,292)
                                                      ===========     ===========      ===========     ===========

Note 15—Subsequent Events

Closure of Virginia Facility.  On June 30, 2006, O’Sullivan announced that O’Sullivan Virginia’s manufacturing and distribution facility in South Boston, Virginia would be closing by the end of calendar 2006.  The closure is a result of the continued execution of O’Sullivan’s strategy focused on improving utilization of production capacity and productivity.

         In connection with the closure of the facility, O’Sullivan expects to incur expenses of approximately $6.2 million, of which approximately $1.5 million will be cash costs.  The remainder will be an impairment charge against
O’Sullivan Virginia’s machinery and equipment as discussed below.  The majority of the cash costs will be expensed as incurred.  The components of the charge are expected to be:

•        impairment charge against machinery
            and equipment                        $     4,700,000
•        severance and personnel                         480,000
•        relocation, recruitment and training            685,000
•        facility preparation and shutdown               220,000
•        other                                            90,000

         The South Boston facility employs approximately 200 people.  O’Sullivan plan to add up to 150 jobs to its
Lamar, Missouri facility over the next twelve months as a result of the consolidation.

Transfer of United Kingdom Sales Office.  Effective June 30, 2006, we conveyed substantially all of the assets of our
United Kingdom sales and distribution office to a company formed by the former manager of the office.  The company assumed certain of the liabilities of the UK sales and distribution office as consideration.  The purchasing company also entered into a distributorship agreement with us to provide for continued sales and service in the
United Kingdom, the remainder of Europe, the Middle East and Africa.

         In connection with the sale of the UK operations, we expect to record a non-cash charge of approximately
$2.0 million.  The major components of the charge are expected to be:

•        accounts receivable        $     1,505,000
•        inventory                          993,000
•        prepaid assets                     666,000
•        other                              158,000
•        liabilities assumed             (1,310,000)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

Overview

Bankruptcy Filing

         Our declining sales and increasing losses resulted in lower (and at times, negative) cash flows from operations in recent years.  As a result, we filed for protection from our creditors and other claimants under Chapter
11 of the United States Bankruptcy Code on October 14, 2005 in the United States Bankruptcy Court for the
Northern District of Georgia.  The cases for O'Sullivan Holdings and its domestic subsidiaries were jointly administered under case no. 05-83049.  After the filing, we managed our business as debtor-in-possession.  The modified second amended plan of reorganization became effective on April 12, 2006 with the completion of the conditions precedent to the effectiveness of the plan.  The conditions included the closing and funding of
O’Sullivan’s loan agreement discussed below under "Exit Capital Structure".

         O'Sullivan Industries did not pay the $5.3 million interest payment due on July 15, 2005 with respect to its
$100 million 10.63% senior secured notes.  In July 2005, we initiated discussions with representatives of our major stakeholders regarding our strategic alternatives, including potentially a consensual restructuring of our capital structure.  We retained Lazard Frères & Co. LLC to serve as our financial advisor and Dechert LLP as legal advisor to assist with our evaluation of strategic alternatives and restructuring efforts.  In August 2005, we entered into a forbearance agreement with controlling holders of our senior secured notes.  Pursuant to the forbearance agreement, the noteholders agreed not to exercise any enforcement rights or remedies available to them under the senior secured notes indenture as a result of the non-payment of interest on the senior secured notes prior to the end of the applicable 30-day grace period provided for in the indenture.  The term of the forbearance agreement, as extended, expired with our filing for protection under Chapter 11 of the Bankruptcy Code.  In August, we also retained FTI
Consulting to provide restructuring advice with respect to our reorganization efforts.

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

         As a result of the bankruptcy filing, we did not pay $6.4 million of interest on the O'Sullivan Industries senior subordinated notes on October 15, 2005.  After filing for bankruptcy, we operated its business as debtor-in-
possession under court protection from creditors and claimants.

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

         The term facility under the DIP credit agreement was based on an agreement between the DIP lender and the holder of a majority of our senior secured notes.  As of April 10, 2006, we had borrowed $2.0 million under the term facility.  The interest rate on the term loan was LIBOR plus 8.5%, and was 13.2% as of March 31, 2006.

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

         Plan of Reorganization.  On October 14, 2005, we filed a plan of reorganization with the U.S. Bankruptcy
Court.  We filed first and second amended plans on January 3, 2006 and February 10, 2006.  We filed a modified second amended plan on March 16, 2006.  The official committee of unsecured creditors and certain holders of our senior secured notes supported confirmation of the modified second amended plan of reorganization.  The
U.S. Bankruptcy Court approved the amended disclosure statement on February 10, 2006.  We mailed the amended disclosure statement, the amended plan of reorganization, ballots and voting instructions to all parties entitled to vote on the plan on February 17, 2006.  Following a hearing on March 16, 2006, the U.S. Bankruptcy Court confirmed the modified second amended plan of reorganization.  .  The modified second amended plan of reorganization became effective on April 12, 2006 with the completion of the conditions precedent to the effectiveness of the plan.
The conditions included the closing and funding of our loan agreement discussed below under "Exit Capital
Structure".

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

•        Obligations under the $100 million principal amount of 10.63% senior secured notes due 2008 of
         O'Sullivan Industries received an aggregate of $10 million of new secured notes (subordinate to the loan agreement) and ten million shares of new common stock of reorganized O'Sullivan Holdings, representing
         100% of the outstanding equity of the reorganized O'Sullivan Holdings, subject to dilution upon the issuance of shares of restricted stock and the exercise of certain warrants and options.

•        General unsecured claims against O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan Furniture
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

•        Holders of O'Sullivan Industries' $96 million principal amount of 13.375% senior subordinated notes received

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

•        Holders of O'Sullivan Holdings equity, indebtedness and other obligations, including the O'Sullivan
         Holdings 12% note due 2009 with principal plus accrued interest of $29.7 million (as of October 14, 2005), the tax sharing agreement with RadioShack and options and warrants to purchase O'Sullivan Holdings
         Class A common stock, Series A junior preferred stock or Series B junior preferred stock, were discharged and cancelled and received no distribution under the plan of reorganization.

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

         The agreements with Lazard and Rothschild provided for additional fees if we were successful in our reorganization efforts.  We have paid, or will pay, Lazard a  $1.8 million transaction fee and a $375,000 financing fee.  The transaction fee for Rothschild is $750,000.  The transaction fee for the financial adviser to the unsecured creditors committee is $450,000.  These fees are in addition to regular fees we have been accruing with respect to these advisers.  These additional fees were earned upon our successful exit from bankruptcy on April 12, 2006.
Accordingly, we recorded the additional fees in the fourth quarter of fiscal 2006.

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

         We borrowed approximately $27.5 million under the exit loan agreement on April 11, 2006.  In addition,
$2.7 million of letters of credit were outstanding under the loan agreement on that date and remain outstanding as of the date this report is filed.  We reserved at closing an additional $6.7 million to fund additional fees and expenses associated with the plan of reorganization.  We are able to use borrowings under the loan agreement for general operating, working capital and other proper corporate purposes. Availability under the loan agreement, after the
$6.7 million of reserves, was approximately $4.5 million.

         We continue to serve our customers and to pay our employees and post-petition vendors in the ordinary course.  Our facilities continue to operate and to fill customer orders.

         Recent Trends.  Our net sales declined 20.6% in the first nine months of fiscal 2006 from $197.4 million to
$156.7 million.  This decline continued the decreases in net sales from prior year quarters experienced by us in recent years.  Our net sales declined for several reasons:

         •        increasing competition from imported furniture, particularly from China;

         •        increased competition from domestic competitors due to excess capacity in the RTA furniture industry and increasing concentration of retail stores;

         •        market share losses at an office superstore and a large mass merchant.

         Operating loss increased to $7.6 million in the first nine months of fiscal 2006 from $7.1 million in fiscal
2005.  The increase was due to:

     •   lower sales levels;

     •   unfavorable overhead absorption due to lower production levels due to lower sales; and

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

         Closure of Virginia Facility.  On June 30, 2006, we announced that our South Boston, Virginia manufacturing and distribution facility would be closing by the end of calendar 2006.  The closure is a result of the continued execution of our strategy focused on improving utilization of production capacity and productivity.  This decision stems from an analysis of our activities as a whole and the implementation of measures aimed primarily at continuing to improve our operational efficiency.  The closure is a result of industry wide excess capacity and is not a reflection on the workforce or management team in our South Boston facility.  We need to improve our capacity utilization and optimize overall company performance.

         In connection with the closure of the facility, we expect to expense approximately $6.2 million, of which approximately $1.5 million will be cash costs.  The remainder will be an impairment charge against our Virginia machinery and equipment as discussed below.  The majority of the cash costs will be expensed as incurred.  The components of the charge are expected to be:

•        impairment charge against machinery and
         equipment                                        $    4,700,000
•        severance and personnel                                 480,000
•        relocation, recruitment and training                    685,000
•        facility preparation and shutdown                       220,000
•        other                                                    90,000

         The South Boston facility employs approximately 200 people.  We plan to add up to 150 jobs to our Lamar,
Missouri facility over the next twelve months as a result of the consolidation.

         Transfer of United Kingdom Sales Office.  Effective June 30, 2006, we conveyed substantially all of the assets of our United Kingdom sales and distribution office to a company formed by the former manager of the office.
The company assumed certain of the liabilities of the UK sales and distribution office as consideration.  The purchasing company also entered into a distributorship agreement with us to provide for continued sales and service in the United Kingdom, the remainder of Europe, the Middle East and Africa.

         In connection with the sale of the UK operations, we expect to record a non-cash charge of approximately
$2.0 million.  The major components of the charge are expected to be:

•        accounts receivable                              $     1,505,000
•        inventory                                                993,000
•        prepaid assets                                           666,000
•        other                                                    158,000
•        liabilities assumed                                   (1,310,000)

         We expect that the UK transaction will have an positive effect on our earnings commencing with the first quarter of fiscal 2007.

         See "Market Risk and Inflation" for more information regarding our raw material price increases.

         Fiscal 2006 Outlook.

         Our net sales for fiscal 2006 were approximately 21% lower than our sales in fiscal 2005, due to a number of factors.  Among these factors are increased competition from domestic and international competitors and losses in product placement at a large discount mass merchant and at an office superstore.  As a result of our lower sales levels, our fiscal 2006 factory utilization rate was about 55%, lower than our fiscal 2005 factory utilization rate of around 62%.  Our lower utilization rate reduced our gross margin and gross margin percentage because our fixed overhead costs were applied against our lower production levels, increasing the cost per unit.

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

Tax Sharing Agreement with RadioShack

         In 1994, RadioShack, then Tandy Corporation, completed an initial public offering of O'Sullivan Holdings.
In connection with the offering, O’Sullivan Holdings entered into a tax sharing and tax benefit reimbursement agreement with RadioShack.  RadioShack and O'Sullivan made elections under Sections 338(g) and 338(h)(10) of the Internal Revenue Code with the effect that the tax basis of our assets was increased to the deemed purchase price of the assets, and an equal amount of such increase was included as taxable income in the consolidated federal tax return of RadioShack.  The result was that the tax basis of our assets exceeded the historical book basis we used for financial reporting purposes.

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

         Additionally, we recorded the remaining maximum obligation to RadioShack pursuant to the tax sharing agreement.  The remaining maximum obligation to RadioShack was $70.1 million at March 31, 2006 and June 30,
2005.  Future payments to RadioShack were contingent upon achieving consolidated taxable income calculated on the basis of the tax sharing agreement.  In our plan of reorganization, the tax sharing agreement was discharged and cancelled, with no distribution to RadioShack.

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

         See "Cautionary Statement Regarding Forward Looking Information."

Results of Operations

         Net Sales.  Net sales for the quarter ended March 31, 2006 decreased by $16.0 million, or 23.4%, to
$52.5 million from $68.5 million for the quarter ended March 31, 2005.  Net sales for the nine months ended
March 31, 2006 decreased by $40.8 million, or 20.6%, to $156.7 million from $197.4 million for the nine months ended March 31, 2005.  Our year to date sales declined in the office superstore, discount mass merchant and electronic superstore channels due to extremely competitive conditions, economic uncertainties and loss of market share noted above.  Sales in the home improvement channel were approximately flat during the first nine months of the fiscal year.  International sales were up essentially flat for the year to date as compared to the same period in fiscal 2005 due to stronger sales in Canada and Mexico, offset by stronger sales to Australia in fiscal 2005 as a result of our closing of the Australian sales office in the last quarter of fiscal 2005.

         Gross Profit.  Gross profit increased to $10.1 million, or 19.2% of sales, for the three month period ended
March 31, 2006, from $7.6 million, or 11.1% of sales, for the comparable prior year quarter.  The gross margin percentage for the third quarter of fiscal 2006 improved primarily because of improved pricing and the rationaliza tion of low-margin sales and lower depreciation expense, partially offset by lower production levels and higher raw material and freight costs.  For the nine months ended March 31, 2006, gross profit declined to $25.8 million, or
16.5% of sales, from $28.1 million, or 14.2% of sales.  Gross profit declined for the first nine months of fiscal 2006 because of lower production levels impacting overhead absorption, high raw material and freight costs and lower sales, partially offset by higher product prices, the rationalization of low-margin sales and lower depreciation expense.

         Selling, Marketing and Administrative Expenses.  Selling, marketing and administrative expenses declined to $10.2 million, or 19.5% of net sales, for the three month period ended March 31, 2006, compared to
$11.4 million, or 16.6% of net sales, for the quarter ended March 31, 2005.  Selling, marketing and administrative costs declined due to decreases in the matching contribution rate to our Savings and Profit Sharing Plan in February
2006, reduced recruiting and relocation activity and the receipt of stock from a customer arising out of its plan of reorganization.

         For the nine months ended March 31, 2006, selling, marketing and administrative expenses fell $1.9 million from $34.8 million in fiscal 2005 to $33.0 million in fiscal 2006.  Expenses declined for the same reasons as those described above for the third quarter of fiscal 2006.

         Restructuring Costs.  The restructuring costs of $260,000 and $452,000 incurred in the three months and nine months ended March 31, 2006, respectively. relate to the closing of our Australian operations and personnel changes in our South Boston, Virginia operations.  We announced that the Australia operations were closing in
February 2005, and most of the expenses related to the closing of these operations were incurred in the last half of fiscal 2005.

         Depreciation and Amortization.  Depreciation and amortization expenses of $7.2 million for the first nine months of fiscal 2006 were lower than the $8.9 million of depreciation and amortization expenses for the comparable period of fiscal 2005.  The continuing decline is due to our lower capital expenditures in recent years and the effect of the $8.0 million charge taken to reduce the value of our O'Sullivan Virginia fixed assets at the end of fiscal 2005.

         Operating Loss.  Operating loss was $393,000 in the third quarter of fiscal 2006, a decrease of $3.8 million from the $4.2 million operating loss incurred in the third quarter of fiscal 2005.  Our operating loss for the first nine months of fiscal 2006 was $7.6 million, up $517,000 from the $7.1 million operating loss incurred in the first nine months of fiscal 2005.  Our operating loss decreased for the third quarter as a result of improvements to product and customer mix and reduced recruiting and relocation activity compared to 2005.  During the third quarter of 2005 we also recorded $3.6 million of additional raw material inventory reserve expense.  All of this was offset somewhat by lower sales, lower production levels, and increasing raw material and freight costs.  Our operating loss increased for the nine month period because of our lower sales levels, lower production levels which adversely affected our fixed cost absorption and increasing raw material and freight costs, partially offset by improved product and customer mix and lower recruiting and relocation activity.

         Net Interest Expense.  Net interest expense declined from $9.1 million in the third quarter of fiscal 2005 to
$567,000 in the third quarter of fiscal 2006 because we ceased accruing interest and amortizing loan fees and discounts on indebtedness included in Liabilities subject to compromise concurrently with our bankruptcy filing, partially offset by increased interest expense on the borrowings under our DIP credit agreement.  Both the interest rates and the amounts borrowed under our DIP credit agreement were higher than the interest rates and amounts borrowed under our borrowings under our credit agreement in fiscal 2005.  Net interest expense decreased
$15.3 million from $26.8 million for the first nine months of fiscal 2005 to $11.5 million for the first nine months of fiscal 2006 for the same reasons.  The following table summarizes our net interest expense:

                                                           Three months ended              Nine months ended
                                                                March 31,                      March 31,
                                                      -----------------------------  ------------------------------
                                                             (in thousands)                  (in thousands)
                                                           2006            2005           2006             2005
                                                        -----------     -----------    -----------     ------------
Interest expense on senior secured notes,
    credit agreement, senior credit facility, industri
    revenue bonds, DIP credit agreement and senior     $
    subordinated notes                                al        577   $       6,052  $       8,023   $       18,138
Interest income                                                  (4)             (2)           (17)             (17)
        Non-cash items:
Interest expense on O'Sullivan Holdings note                      –             795            969            2,331
Interest expense on mandatorily redeemable
    senior preferred stock                                        –           1,353          1,557            3,826
Amortization of debt discount                                     –             435            516            1,237
Amortization of loan fees                                        (6)            425            489            1,273
                                                        -----------     -----------    -----------     ------------
Net interest expense                                   $        567   $       9,058  $      11,537   $       26,788
                                                        ===========     ===========    ===========     ============

         If we had not ceased accruing interest expense, then interest expense would have been $9.8 million and
$28.5 million for the three and nine months ended March 31, 2006, respectively.

         Reorganization Items.  We incurred $4.8 million in the third quarter related to reorganization costs.  The year-to-date total is $13.0 million.  The costs include amounts accrued or paid to our legal, financial and restructuring advisers and to the advisers of our unsecured creditors committee and our senior secured note holder group.  It also includes the costs incurred in connection with our DIP credit agreement.

         Income Tax Provision.  We recorded no tax expense in the three and nine month periods ended March 31,
2006 and 2005 because of the current tax benefits associated with the Section 338 election (See "Tax Sharing
Agreement with RadioShack") and because of the valuation allowance against our net deferred tax assets.

         Net Loss.  We incurred a net loss of $5.8 million in the third quarter of fiscal 2006 compared to a net loss of
$13.2 million in fiscal 2005.  Net loss decreased $1.8 million from a net loss of $33.9 million in the first nine months of fiscal 2005 to a net loss of $32.1 million in the first nine months of fiscal 2006.  The decrease in the loss for both periods was due to a reduction in interest expense due to our bankruptcy filing, partially offset by reorganization costs in fiscal 2006 and lower sales, lower operating levels and higher raw material and freight costs.

Liquidity and Capital Resources

         Bankruptcy Filing.  On October 14, 2005, we filed for protection under Chapter 11 of the United States
Bankruptcy Code in the Bankruptcy Court for the Northern District of Georgia.  We filed for bankruptcy protection in October 2005 primarily because our sales had declined every year since fiscal 2000, resulting in declining operating income and operating losses.  Therefore, we did not have the liquidity to pay the interest on our indebtedness, including interest expense under our credit agreement and notes.  The filing constituted an event of default under all of the agreements relating to our indebtedness.

         We were highly leveraged and had a stockholders' deficit of approximately $251.5 million at March 31,
2006.  Our primary sources of liquidity are cash flows from operating activities and borrowings under our loan agreement, which is discussed below.  Decreased demand for our products could further decrease our cash flows from operating activities and the availability of borrowings under our loan agreement.

         Cash and Cash Equivalents.  As of March 31, 2006, cash and cash equivalents totaled $737,000, down from $1.2 million at June 30, 2005.

         Operating Activities.  Net cash used by operating activities for the nine months ended March 31, 2006 was
$17.6 million compared to net cash used of $81,000 for the nine months ended March 31, 2005.  Cash flow from operations decreased for the following reasons.

      •    Inventories increased $1.2 million in the first three quarters of fiscal 2006 compared to a decrease of
           $15.2 million in the first three quarters of fiscal 2005

      •    Accounts payable and accrued liabilities increased $8.9 million in the nine months ended March 31, 2006 compared to an increase of $5.2 million in the nine months ended March 31, 2005.  In addition, we had
           $3.5 million of accounts payable and accrued liabilities relating to our restructuring efforts at March 31,
           2006.

      •    Amortization of debt discount and accrued interest on the O’Sullivan Holdings note and interest and accretion on our senior preferred stock declined from $7.4 million in the first nine months of fiscal 2005 to $3.0 million in the first nine months of fiscal 2006 as we discontinued accruing interest, amortizing debt discount and accretions effective with our October 14, 2005 bankruptcy filing.

      •    Depreciation and amortization expense was $7.2 million in the first three quarters of fiscal 2006 compared to $8.9 million in the same period of fiscal 2005.

      •    Net loss in the first nine months of fiscal 2006 was $1.8 million lower than in the first nine months of fiscal 2005.

      •    Trade receivables increased $5.0 million in the first three quarters of fiscal 2006, compared to an increase of $6.2 million in the first three quarters of fiscal 2005.

         Investing Activities.  We invested $464,000 for capital expenditures for the nine months ended March 31,
2006 compared to $631,000 for the prior year nine month period.  Total capital expenditure requirements for fiscal
2006 were approximately $510,000, which were funded from cash flow from operations, cash on hand or borrowings under our exit loan agreement.

         Financing Activities.  Our net cash provided by financing activities was $46,000 in the first nine months of fiscal 2005 from the issuance of stock and the repayment of a loan to an employee.  At March 31, 2006, we had net borrowings of  $27.5 million under our DIP credit agreement.

         Our consolidated principal amount of indebtedness, excluding Liabilities subject to compromise, at
March 31, 2006 was $28.5 million, consisted primarily of a DIP credit agreement providing for asset-based revolving credit of up to $35.0 million.  At March 31, 2005, $28.5 million of borrowings were outstanding under the
DIP credit agreement, and letters of credit aggregating approximately $2.7 million were outstanding.  The DIP credit agreement provided for a revolving facility of up to $30 million with availability determined from a borrowing base including our accounts receivable and inventory, and a term facility of up to $5 million.  The interest rate on loans under the DIP credit agreement was, at our option, a LIBOR rate plus 4.00% or an index rate plus 2.00%.  After
March 31, 2006, the margin fluctuated based on our average borrowing availability under the DIP credit agreement.
The DIP credit agreement contained minimum EBITDA and gross sales covenants, as well as limits on capital expenditures.  The fee for letters of credit was the LIBOR margin less 25 basis points.  A fee of 0.5% was paid on
the unused commitment under the DIP credit agreement.   During the quarter ended  March 31, 2006, we borrowed
$2.0 million under the term loan at a LIBOR rate plus 8.5%, or 13.2% at March 31, 2006.

         Other indebtedness that was reclassified to Liabilities subject to compromise following our bankruptcy filing included:

     •   $100.0 million in 10.63% senior secured notes due 2008.  We sold the notes in September 2003 at 95% of their par value, yielding $95.0 million in proceeds before issuance expenses of approximately $3.8 million.
         We used proceeds of the senior secured notes to repay the $88.7 million outstanding under our old senior credit facility and to pay issuance expenses.  The notes are secured by a first-priority security interest in and lien on substantially all of our assets (and on O'Sullivan Industries' capital stock) other than accounts receivable, inventory, capital stock of O'Sullivan Industries' subsidiaries, deposit accounts, certain books and records and certain licenses, and by a second-priority security interest in and lien on substantially all of our accounts receivable, inventory, deposit accounts, certain books and records and certain licenses.  The notes are guaranteed by O'Sullivan Holdings, O'Sullivan Virginia and O'Sullivan Furniture Factory Outlet,
         Inc.  The senior secured notes are included in Liabilities subject to compromise on our balance sheet at
         March 31, 2006.

     •   $96.0 million in 13-3/8% senior subordinated notes due 2009 issued with warrants to purchase 93,273 shares of our Class A common stock and 39,273 shares of our Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million. We issued $100.0 million of these notes in 1999 at a price of 98.046%, providing $98.0 million in cash proceeds before expenses related to the issuance.  We repurchased $4.0 million of the notes during fiscal 2004.  The senior subordinated notes are included in Liabilities subject to compromise on our balance sheet at March 31, 2006.

     •   $29.8 million, including $14.8 million of contractual interest added to the principal of the note, in a note issued by O'Sullivan Holdings with warrants to purchase 93,273 shares of our Class A common stock and
         39,273 shares of our Series B junior preferred stock on a fully diluted basis.  These warrants were assigned a value of $3.5 million.  The Holdings note is included in Liabilities subject to compromise on our balance sheet at March 31, 2006.

         Liquidity  We had a stockholders' deficit of $251.5 million as of March 31, 2006, incurred a net loss of
$32.1 million for the nine months ended March 31, 2006 and expect to incur additional losses during the remainder of the fiscal year ending June 30, 2006.  Our net sales have declined each of the past five years and will decline again in fiscal 2006.  Our sales and operating results during fiscal 2005 and the first three quarters of fiscal 2006 were impacted by a decline in the RTA furniture market, increased competition from foreign and domestic competitors, a product mix reflecting more promotional merchandise, and higher raw material costs, principally particleboard and fiberboard and higher freight costs.  Our independent registered public accounting firm issued a "going concern"
qualification to their report for the year ended June 30, 2005 regarding our financial condition, expressing their concern that we may not be able to continue to operate as a going concern.  As a result, we filed for protection under
Chapter 11 of the U.S. Bankruptcy Code on October 14, 2005.

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

         Exit Loan Agreement.  We emerged from bankruptcy on April 12, 2006 with $10 million of secured notes and an asset backed loan agreement for up to $50 million of secured revolving loans.  The loan agreement provides for a revolving line of credit of up to $50 million, subject to a borrowing base, with a $15 million sublimit for letters of credit.  Indebtedness under the loan agreement is secured with first liens on substantially all of our assets.  Under the loan agreement, borrowings bear interest, at our option, at either a Eurodollar rate plus a margin or the prime rate plus a margin.  The initial margins are 2.00% per annum for Eurodollar loans and 0.50% per annum for prime rate based loans.  The applicable margins will vary each calendar quarter starting with the quarter beginning October 1,
2006.  The amount of the margins will vary based on the unused availability under the loan agreement.

         We borrowed approximately $27.5 million under the exit loan agreement on April 11, 2006.  In addition,
$2.7 million of letters of credit were outstanding under the loan agreement on that date and remain outstanding as of the date this report is filed.  We expect to borrow an additional $6.7 million to fund additional fees and expenses associated with the plan of reorganization.  After these initial borrowings, we will be able to use borrowings under the loan agreement for general operating, working capital and other proper corporate purposes.  Upon our exit from bankruptcy, availability under the loan agreement, after the additional anticipated $6.7 million of borrowings, was approximately $4.5 million.

         Off-balance Sheet Arrangements.  At March 31, 2006, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

         As of March 31, 2006, our contractual obligations due in the future mature as follows:

                                                                          Obligations Due by Period
                                                       ---------------------------------------------------------------
                                                                               (in thousands)
                                                           Less
                                                          than 12           12-36            36-60           After
       Contractual Obligations            Total           months            months          months          60 months
-------------------------------------  -----------     ------------      ------------     -----------     ------------
Liabilities subject to compromise1   $     350,122   $      350,122    $            –   $           –   $            –
Short-term indebtedness                     28,533           28,533                 –               –                –
Cash interest on indebtedness2                 164              164                 –               –                –
Operating leases—unconditional               6,961            1,631             1,966           1,765            1,599
Other obligations3                           4,254            4,254                 –               –                –
                                       -----------     ------------      ------------     -----------     ------------
Total contractual cash obligations   $     390,034   $      384,704    $        1,966   $       1,765   $        1,599
                                       ===========     ============      ============     ===========     ============

                  ------------------------------------

         1See "Overview—Bankruptcy" for a discussion of how our liabilities subject to compromise were treated under our modified second amended plan of reorganization.
                                       ===========     ============      ============     ===========     ============

         2Includes interest expense under our DIP credit agreement.  The DIP credit agreement was paid with proceeds of our loan agreement on April 11, 2006.  We have not included interest on our obligations after we emerged from bankruptcy.
                                       ===========     ============      ============     ===========     ============

         3Represents (a) transaction fees in connection with our bankruptcy and (b) payments due under our Key
Employee Retention Plan.
                                       ===========     ============      ============     ===========     ============

Critical Accounting Policies and Estimates

         Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.  Item 7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 2 to the
Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission on April 10, 2005, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements.  Actual results in these areas could differ from management's estimates.  There have been no significant changes in our accounting policies and estimates during the first nine months of fiscal 2006.

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

     •   our bankruptcy filing on October 14, 2005, which continues to affect us in terms of vendor pricing and terms from vendors and the remaining cash payments to our advisors or required by our modified second amended plan of reorganization;
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
     •   lower borrowing availability under our loan agreement due to efforts to reduce our inventory levels;
     •   indebtedness that may limit our financial and operational flexibility;
     •   raw material cost increases, particularly in particleboard and fiberboard, as is occurring now;
     •   pricing pressures due to excess capacity in the ready-to-assemble furniture industry, as is occurring now, or customer demand in excess of our ability to supply product;
     •   transportation cost increases, due to higher fuel costs or otherwise;
     •   loss of or reduced sales to significant customers as a result of bankruptcy, liquidation, merger, acquisition or any other reason, as occurred with the liquidation of Ames in fiscal 2003 and with the reorganization of
         Kmart beginning in fiscal 2002 and with the loss of significant business at an office superstore and at a mass merchant in fiscal 2006;
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

         We have market risk in interest rate exposure, primarily in the United States.  We manage interest rate exposure through our mix of fixed and floating rate debt.  Interest rate instruments may be used to adjust interest rate exposures when appropriate based on market conditions.  At July 1, 2006, all of our debt was subject to variable interest rates.  As of July 1, 2006, a change in interest rates of one percentage point would change our interest expense by approximately $437,000 annually.

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
Market costs for particleboard declined slightly in the first half of fiscal 2006.  In the last half of fiscal 2006, we have seen cost increases in particleboard, with the market cost approximately 25% higher than at December 31, 2005.
Current market conditions suggest these costs may increase further.  The high costs for particleboard and fiberboard reduced our operating margins and operating income in fiscal 2005 and 2006 and continue to affect us in fiscal 2007.

         We are endeavoring to reduce the impact of the cost increases through our productivity programs, by cost increases and by the eventual inclusion of the higher costs in the pricing of our products.  On July 1, 2006, we announced a price increase effective August 1, 2006.  In our productivity programs, we endeavor to remove costs from the production of a product without sacrificing utility or quality of the product.  We cannot assure you that we will be successful in offsetting these or future potential raw material cost increases.

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

                                          PART II  —  OTHER  INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Bankruptcy Proceedings.  On March 16, 2006, the U.S. Bankruptcy Court for the Northern District of
Georgia approved our  modified second amended plan of reorganization.  The plan became effective on April 12,
2006.  For additional information regarding our bankruptcy proceedings, see Note 2 to the unaudited consolidated financial statements included in Part I of this report, which note is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Pursuant to an order of the U.S. Bankruptcy Court, holders of O'Sullivan Industries' senior notes, senior subordinated notes and general unsecured creditors of O'Sullivan Industries, O'Sullivan Virginia and O'Sullivan
Furniture Factory Outlet, Inc. voted on O'Sullivan's second amended plan of reorganization during our third fiscal quarter.  No other class of creditors or security holders was entitled to vote on our second amended plan of reorganization.  Pursuant to our second amended plan of reorganization, ballots were distributed to security holders by mail along with a copy of our second amended disclosure statement, with completed ballots to be returned by mail.  All three classes of creditors voted in favor of the plan; as provided in the following table:

                 Class                          Votes in Favor of Plan                    Votes against Plan
                                           Dollar Amount      Number of Votes      Dollar Amount      Number of Votes
                                          and Percentage      and Percentage      and Percentage      and Percentage
Senior secured notes                    $101,766,000        14                  $        –          –
                                        100%                100%                0%                  0%
Senior subordinated notes               $20,727,000         31                  $2,775,000          11
                                        88.20%              73.81%              11.80%              26.19%
General unsecured creditors             $5,919,715.42       99                  $43,766.26          8
                                        99.26%              92.52%              0.74%               7.48%

The voting deadline for the plan was March 10, 2006.  The U.S. Bankruptcy Court approved our modified second amended plan of reorganization on March 16, 2006.

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

                                                                     O'SULLIVAN INDUSTRIES HOLDINGS, INC.

Date:   August 2, 2006                                    By:                    /s/ Rick A. Walters
                                                                 --------------------------------------------------

                                                                                   Rick A. Walters
                                                                                    President and
                                                                               Chief Executive Officer

Date:   August 2, 2006                                    By:                 /s/ Russell L. Steinhorst
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

                                                                                Russell L. Steinhorst
                                                                              Senior Vice President and
                                                                               Chief Financial Officer
                                                                    (Principal Financial and Accounting Officer)

                                                 INDEX TO EXHIBITS

 Exhibit No.                                               Description
     2.1      Modified Second Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.1 to
              Current Report on Form 8-K dated March 22, 2006 (File No. 0-28493))
  3.1 & 4.1   Third Amended and Restated Certificate of Incorporation of O'Sullivan Holdings (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 17, 2006 (File No. 0-28493))
  3.2 & 4.2   Amended and Restated Bylaws of O'Sullivan Holdings (incorporated by reference from Exhibit 3.2 to
              Current Report on Form 8-K dated April 17, 2006 (File No. 0-28493))
     31.1     Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2     Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1     Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002
     32.2     Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

